Form 10QSB
period 2005-03-31
XACT AID INC
filed 2005-09-07
CIK 1309346

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                         Commission file number 0-25022

                                 XACT AID, INC.

      (Formerly wholly-owned subsidiary of Addison-Davis Diagnostics, Inc.)

                 (Name of Small Business Issuer in Its Charter)

           Nevada                                             11-3718650
(State Or Other Jurisdiction Of                           (I.R.S. Employer
 Incorporation Or Organization)                           Identification No.)

     143 Triunfo Canyon Road, Suite 104, Westlake Village, California 91361
               (Address Of Principal Executive Offices) (Zip Code)

                                  877-922-8243
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes |_| No |X|

Transitional Small Business Disclosure Format: Yes |_| No |X|

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 31, 2005 was 2,001,000 shares

                                 Xact Aid, Inc.

                              Index to Form 10-QSB

                                                                            Page

Part I-- FINANCIAL INFORMATION

      Item  1. Financial Statements

            Consolidated Balance Sheet at March 31, 2005 (Unaudited)          2

            Consolidated Statements of Operations for the Three
                  Months and Nine Months Ended March 31,
                  2005 and 2004                                               4

            Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 31, 2005 and 2004                                     5

            Notes to Consolidated Financial Statements                        6

      Item  2. Management's Discussion and Analysis                           8

      Item  3. Controls and Procedures                                       10

Part II-- OTHER INFORMATION

      Item  1. Legal Proceedings                                             11

      Item  2. Unregistered Sales of Equity Securities and Use of Proceeds   11

      Item  3. Defaults Upon Senior Securities                               11

      Item  4. Submission of Matters to a Vote of Securities Holders         11

      Item  5. Other Information                                             11

      Item  6. Exhibits                                                      11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 XACT AID, INC.
                                 Balance Sheets

                                     ASSETS

                                                          As of          As of
                                                        March 31,       June 30,
                                                          2005            2004
                                                        ---------     ----------

CURRENT ASSETS
   Cash                                                  $    405       $308,911
   Inventory                                               42,899            169
   Accounts receivable                                     15,160             --
   Prepaid expenses                                        22,895             --
                                                         --------       --------

    Total Current Assets                                   81,359        309,080

NET DEFERRED FINANCING COSTS                               29,546             --

OTHER ASSETS
   Loan receivable from related party                     130,436             --
   Security deposit                                           225            225
                                                         --------       --------
                                                          130,661            225

NET PROPERTY AND EQUIPMENT                                     --          1,237

                  TOTAL ASSETS                           $241,566       $310,542
                                                         ========       ========

               See Notes to the Consolidated Financial Statements

                                 XACT AID, INC.
                                 Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       As of          As of
                                                      March 31,      June 30,
                                                        2005           2004
                                                   ------------    ------------
CURRENT LIABILITIES

   Accounts payable                                $    114,200    $        396
   Notes payable                                         10,702           4,700
   Loan payable to related parties                       68,000         374,597
                                                   ------------    ------------
     Total Current Liabilities                          192,902         379,693

LONG-TERM LIABILITIES
   Convertible notes payable, net of amortization
      debt discount of $490,000                         210,000             --
                                                   ------------    ------------

TOTAL LIABILITIES                                       402,902         379,693

STOCKHOLDERS' EQUITY

   Common stock ($0.001 par value,
      100,000,000 shares authorized 2,001,000
      and 1,000 shares issued and outstanding
      as of March 31, 2005 and June 30, 2004,             2,001               1
   respectively) Additional paid-in capital             648,232              99
   Retained earnings (deficit)                       (  811,569)     (   69,251)
                                                   ------------    ------------
     Total Stockholders' Equity                      (  161,336)     (   69,151)
                                                   ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $    241,566    $    310,542
                                                   ============    ============

              See Notes to the Consolidated Financial Statements

                                 XACT AID, INC.
                            Statements of Operations
                                   (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                              March 31,                      March 31,
                                      --------------------------     --------------------------
                                                   (Incorporated                 (Incorporated
                                                     April 19,                      April 19,
                                        2005           2004)             2005          2004)
                                      -----------  ------------      -----------    -----------
Revenue                               $        --    $      --       $        --    $        --

Costs and expenses:
    Cost of sales                              --           --                --             --
    General and administrative            144,022           --           497,911             --
    Impairment loss                            --           --                --             --
                                      -----------    ---------       -----------    -----------

Loss from operations                     (144,022)          --          (497,911)            --

Other expense:
    Interest expense and debt
       Discount                           176,108           --           236,071             --
    Interest income                         2,250           --             2,510             --
    Amortization of financing costs         9,223           --            13,204             --
    Other income                            2,353           --             2,358             --
                                      -----------    ---------       -----------    -----------

Net loss                              $  (324,750)          --          (742,318)            --

Basic and diluted net loss per
  common share                        $     (0.16)   $      --       $     (0.74)   $        --
                                      ===========    =========       ===========    ===========

Basic and diluted weighted
  average shares outstanding            2,001,000           --         1,000,500             --
                                      ===========    =========       ===========    ===========

               See Notes to the Consolidated Financial Statements

                                 XACT AID, INC.
                            Statements of Cash Flows

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                     March 31,       March 31,
                                                      2005            2004
                                                                  (Incorporated
                                                                    April 19,
                                                                      2004)
                                                                 Not Applicable
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                           $   (742,318)

Adjustments to reconcile net loss to net
       cash used in operating activities:
       Amortization of debt discount and
        deferred financing costs                       164,231
      Interest income on advances to a
        related party                                   (4,861)

Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        (15,160)
(Increase)  decrease in inventory                      (42,730)
(Increase)      decrease in deferred costs             (29,546)
(Increase) decrease in customer deposits
(Increase) decrease in prepaid expenses and
        other assets                                  (153,331)
      Increase (decrease) in accounts payable
        and accrued expenses                           113,804
                                                  ------------     ------------
      Net Cash Provided by (Used in)
        Operating Activities                          (709,911)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                  ------------     ------------
      Net Cash Provided by (Used in)
       Investing Activities                                 --

CASH FLOWS FROM FINANCING ACTIVITIES

 Change in common stock                                  2,000
 Change in convertible debentures                      700,000
 Change in notes payable                                 6,002
 Change in notes payable to related parties-net       (306,597)
                                                  ------------     ------------

 Net Cash Provided by (Used in)
   Financing Activities                                401,405
                                                  ------------     ------------

Net Increase (Decrease) in Cash                       (308,506)

Cash at Beginning of period                            308,911
                                                  ------------     ------------
Cash at End of period                             $        405     $
                                                  ============     ============

Supplemental Disclosure of Cash Flow Disclosures:

Interest Paid                                     $    85,044      $         --
                                                  ============     ============
Debt discount recognized related to convertible
  notes                                           $   490,000
                                                  ============     ============
Amortization of debt discount and deferred
  financing costs against additional
  paid-in capital in connection with
  conversion of convertible notes                 $   164,231
                                                  ============     ============

               See Notes to the Consolidated Financial Statements

                                 XACT AID, INC.
             Notes to the Financial Statements As of March 31, 2005

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for periods ended March 31, 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intention to seek additional operating funds through operations and debt or equity offerings however, management has yet to decide what types of offerings are available to the Company or how much capital the Company will eventually raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3 - DESCRIPTION OF BUSINESS

Xact Aid Products include wound-specific First Aid Packs for insect bites, minor burns, burns, scrapes, cuts and sprains which provide materials to clean, treat, dress and maintain a specific type of minor injury. We believe an over-the-counter, consumer based market exists for wound-specific first aid kits. Our Xact Aid products are now being marketed to a broad range of retail categories including chain pharmacies, convenience stores and include, among others, Ace Hardware, Target, Costco, CVS Pharmacy and Rite Aid Pharmacy. We also believe there is a strong secondary market opportunity for bundling, which would consist of packaging our products with another company's products, and private label product configuration for corporate promotion and fundraisings, which consists of corporate logos on our products which can be distributed to clients. We are in various stages of market development. These stages are comprised of initial, second and third meetings with over two dozen retailers to approve our products in their shelves plan. As of the date of this filing, no products have been approved for sale.

NOTE 4 - PLANS TO BECOME A PUBLICLY TRADING COMPANY

On November 15, 2004, the Company acquired the Xact Aid line of first aid products for minor injuries from Addison-Davis Diagnostics, Inc. (F.K.A. QT 5, Inc.), our parent company . The Xact Aid assets, acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, we agreed to (i) repay funds advanced by Addison-Davis Diagnostics, Inc. for our operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004 in the aggregate amount of $191,682; (ii) assume a promissory note issued to Xact Aid Investments in the amount of approximately $15,700 and (iii) issue to Addison-Davis Diagnostics, Inc. 2,000,000 shares of our common stock.

The Company plans to be spun-off from Addison-Davis Diagnostics, Inc., its parent company, and has filed an application on Form 15c211 with the NASD to have its securities traded on the Over-The-Counter-Bulletin Board.

2,001,000 shares of the Company's common stock are held by Addison-Davis Diagnostics, Inc. Pursuant to a registration statement filed with the S.E.C in November 2004, Addison-Davis Diagnostics, Inc. will distribute all 2,001,000 shares of the Company's common stock it owns to its shareholders. Shareholders of Addison-Davis Diagnostics, Inc. will receive shares of Xact Aid, Inc.'s common stock proportionate to their ownership of shares of Addison-Davis Diagnostics, Inc. as of the record date for the distribution. Fractional shares will be rounded up to the nearest whole number. The spin-off is being undertaken by Addison-Davis Diagnostics, Inc. to allow the Company's management and the management of Addison-Davis Diagnostics, Inc. to focus on their respective businesses. As a result of the spin-off, the Company's common stock may be publicly traded, and the Company believe that this will improve its access to the capital markets for additional growth capital. We can offer no assurances that an active market for our securities will develop.

Addison-Davis Diagnostics, Inc. distributed the Company's common stock to its shareholders in May 2005.

The Company will not receive any proceeds from the spin-off of the shares of common stock.

NOTE 5 - LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares as of March 31, 2005 have been excluded from dilutive loss per share, as their effect would be anti-dilutive.

NOTE 6 - LOAN RECEIVABLE FROM RELATED PARTY

The Company has advanced funds to its parent company, Addison-Davis Diagnostics, Inc., from which it is being spun-off. The advances bear interest at the rate of 6% per annum and the principal balance and accrued interest are payable on demand.

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

In October 2004 the Company assumed a note from the Company's parent company, Addison-Davis Diagnostics, Inc., in the amount of $68,000 to Fred DeLuca, a former director and secretary of the Company. The note bears interest at the rate of 6% per annum and the principal and accrued interest is payable on demand.

NOTE 9 - CALLABLE CONVERTIBLE NOTES PAYABLE

On November 10, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $1,000,000 principal amount 10% Callable Secured Convertible Notes ("November 2004 Convertible Notes"). The Company received the first tranche in the gross amount of $400,000 on November 12, 2004, the second tranche in the gross amount of $300,000 on December 10, 2004 and will receive the balance in the gross amount of $300,000 upon the date the registration filed with the S.E.C becomes effective. Accordingly, as of March 31, 2005 the Company has only issued $700,000 worth of November 2004 Callable Notes and has received $700,000 in gross proceeds. The November 2004 Convertible Notes are due two years from the date of issuance and $66,667 have been retained by the accredited investors for interest payments due for the initial eight months of the term. Prepayment of eight months of interest is a requirement of the November 2004 Callable Convertible Note financing. Such prepayment is required to be paid with the funding of each tranche. The total prepayment of interest at the rate of 10% per annum for an eight month period on the entire $1,000,000 financing equals $66,667. The amount of interest already prepaid on the $700,000 of gross funds received in November 2004 and December 2004 was $40,667 (10% times $700,000 for an 8 month period). Upon funding of the remaining $300,000 tranche, an additional $20,000 of prepaid interest will be paid, making the total prepaid interest $66,667. The November 2004 Callable Notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $1.00 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by forty five percent (45%).

In the event the Company breachs one or more of the Company's covenants, representations or warranties, the Company may be obligated to pay liquidated damages as defined in the agreements. The November 2004 Convertible Notes are callable by the Borrower by making a cash payment ranging from 130% to 150% of the amounts borrowed plus accrued interest, as defined. The November 2004 Convertible Notes are collateralized by substantially all of the Company's assets. We are required to register shares of our common stock to cover 200% of the common shares issuable upon conversion of all of the November 2004 Convertible Notes. In connection with the November 2004 Convertible Notes, we incurred issuance costs of $50,000, which was be recorded as deferred financing costs. The Company will amortize the deferred financing cost to interest expense using the straight-line method and record the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

In connection with the November 2004 Convertible Notes, the Company also issued 3,000,000 warrants (" The November 2004 Convertible Note Warrants"). The November 2004 Convertible Note Warrants were issued at the first closing and are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock is first traded on the OTCBB discounted by 45.0%. The November 2004 Convertible Note Warrants expire five years from the date of issuance. By exercising the November 2004 Convertible Note Warrants, each holder of the November 2004 Convertible Notes is entitled to purchase one share of common stock per warrant. In connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes, the Company has provided and recorded a debt discount of $641,027 in connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes and is amortizing the discount using the effective interest method through November 12, 2006. The Company is immediately recording corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid in capital when the related debenture is converted into common stock.

NOTE 10 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the nine month period ended March 31, 2005, the following shares of the Company's common stock were issued:

On November 15, 2004, 2,000,000 shares of the Company's common stock was issued to Addison-Davis Diagnostics, Inc. ("Addison-Davis"), (of whom the Company was formerly a wholly-owned subsidiary prior to it's spin off) in connection with the acquisition by the Company of the Xact Aid line of first aid products for minor injuries from Addison-Davis. The Xact Aid assets, acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, the Company agreed to (i) repay funds advanced by Addison-Davis for the Company's operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004 in the aggregate amount of $191,682; (ii) assume a promissory note issued to Xact Aid Investments in the amount of approximately $15,700 and (iii) issue to Addison-Davis 2,000,000 shares of our common stock.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LITIGATION - None

NOTE 12 - RELATED PARTY TRANSACTIONS

See Note 8 for a description of any and all debt and or equity instruments issued to employees and other related parties.

NOTE 13 - SUBSEQUENT EVENTS

In April 2005, the Company issued 400,000 shares of its common stock to consultants for services rendered.

In April 2005, a Form SB-2 Registration Statement ("Registration Statement") filed by the Company with the S.E.C became effective. The Registration Statement included 2,001,000 of the Company's common shares representing the spin-off shares owned by Addison-Davis Diagnostics, Inc. ("Addison-Davis") which will be distributed to the shareholders of Addison-Davis, 3,636,362 of the Company's common shares representing common shares that may be issued upon the conversion of the November 2004 Convertible Notes, 6,000,000 of the Company's common shares that may be issued upon the exercise of the November 2004 Convertible Note Warrants and 400,000 of the Company's common shares representing common shares issued under consulting agreements.

In April 2005, the Company issued 3,000,000 restricted shares of its common stock to Federico G. Cabo, the Company's Chief Executive Officer and a Director as compensation under his employment agreement valued at $3,000 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

In April 2005, the Company issued 6,000,000 restricted shares of its common stock to Fred De Luca, a former secretary and director of the Company as compensation pursuant to a consulting agreement valued at $6,000 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

In April 2005, the Company issued 500,000 restricted shares of its common stock to Robert G. Pautsch, a director of the company as compensation pursuant to a consulting agreement valued at $500 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

In May 2005, in connection with the spin-off of the Company from its parent company Addison-Davis Diagnostics, Inc., the Company filed an application on Form 15c211 with the NASD to have the Company's common shares traded on the Over-The-Counter-Bulletin Board.

In June 2005, the Company filed a Form S-8 with the S.E.C. registering 2,500,000 shares of its common stock in connection with the Company's 2005 Incentive Equity Stock Plan as Adopted May 20, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of March 31, 2005, and the unaudited consolidated statements of operations and cash flows for the three and nine months ended March 31, 2005, and the related notes thereto.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during fiscal 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Going Concern

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited balance sheet as of March 31, 2005 and the unaudited statements of operations and cash flows for the three and nine month periods ended March 31, 2005 and 2004, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported in the Report of Independent Registered Public Accounting Firm on our March 31, 2005 financial statements, we have incurred losses from operations and we have not generated any net sales revenue.

Xact Aid Products include wound-specific First Aid Packs for insect bites, minor burns, burns, scrapes, cuts and sprains which provide materials to clean, treat, dress and maintain a specific type of minor injury. We believe an over-the-counter, consumer based market exists for wound-specific first aid kits. Our Xact Aid products are being marketed to a broad range of retail categories including chain pharmacies, convenience stores. We also believe there is a strong secondary market opportunity for bundling, which would consist of packaging our products with another company's products, and private label product configuration for corporate promotion and fundraisings, which consists of corporate logos on our products which can be distributed to clients. Although we are in various stages of market development, as of the date of this filing, no products have been approved for sale and we have not generated any sales revenues.

Management plans to enter into a license agreement to sell and market a new product and recognizes that we must generate some additional resources to fund overhead until the eventual achievement of sufficient revenue leading to sustained profitable operations. However, no assurance can be given that debt or equity financing will be available to us on satisfactory terms. Our success is dependent upon numerous items, including further product licensing and successful and effective sales strategies and management believes that revenues generated by these products will lead to future profitability.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, policies that are particularly significant are stock-based compensation and revenue recognition. In addition, please refer to Note 1 to the accompanying condensed consolidated financial statements for further discussion of our significant accounting policies.

STOCK-BASED COMPENSATION. The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

REVENUE RECOGNITION. We recognize revenue at the time of shipment of our products to customers. We are still in our initial stages of marketing our product line to customers or distributors and have generated no sales revenues.

RESULTS OF OPERATIONS

We will require additional funding for sales and marketing, new product acquisition or development and general business overhead. There can be no assurance that our operations will be profitable or that we will be able to obtain financing when we need it or, if we obtain financing, that such financing will have terms satisfactory to us. Future products may be governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

We were incorporated and commenced operations on April 19, 2004, and therefore have no comparative prior periods. During the three months ended March 31, 2005, we had no sales revenue or cost of sales. General and administrative expenses for the three months ended March 31, 2005 were $144,022 and included marketing expenses of $31,737, salaries of $15,000, consulting fees and services of $50,770, professional and filing fees of $8,191, office expenses and administrative services of $31,684 and other various expenses of $6,540. During the three months ended March 31, 2005, we recorded interest expense of $171,505, representing accrued interest and amortization of discount on our convertible notes. We also recorded $9,223 of amortization of deferred financing costs in connection with our convertible notes.

During the nine months ended March 31, 2005, we had no sales revenue or cost of sales. General and administrative expenses for the nine months ended March 31, 2005 were $497,911 and included marketing expenses of $97,908, salaries of $30,000, consulting fees and services of $195,086, professional and filing fees of $17,528, office expenses and administrative services of $146,623 and other various expenses of $10,766. During the nine months ended March 31, 2005, we recorded interest expense of $231,203, representing accrued interest and amortization of discount on our convertible notes. We also recorded $13,204 of amortization of deferred financing costs in connection with our convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

The introduction and launch of our existing products and our continued search for new products, will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including our success in selling existing products, costs to bring new products to market, the pace at which we are able to launch our new products or future products we may acquire or develop to sell, whether or not there is a sufficient market for future products we acquire or develop and, if there is a market, the pace at which it develops.

While we have recently begun to market our wound specific first aid kits, we have not generated any revenues to date in order to fund our operations. We will certainly need additional capital to become profitable. During the next several months, if we do not have sufficient revenue to fund our operations, we would have to seek capital through an offering of our securities or from additional loans. We cannot guarantee that any financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We had $405 in cash, $15,160 in accounts receivable, $42,899 in inventories and $22,895 in prepaid expenses at March 31, 2005.

Also reflected is a loan receivable from a related party of $130,436 and other assets including net deferred financing costs of $29,546, and security deposits of $225.

Current liabilities in the amount of $192,902 include accounts payable of $114,200. Also included is a note payable of $10,702 and a note payable to a related party of $68,000. Convertible notes payable in the amount of $210,000 are net of unamortized debt discount of $490,000 relating to our convertible notes. We had negative working capital in the amount of $111,543 at March31, 2005.

During the nine months ended March 31, 2005, our net cash position decreased by $308,506 from a beginning balance of $308,911 as of June 30, 2004. During the nine months ended March 31, 2005, we had a loss from operations of $742,318. We had no cash flows from investing activities and net cash flows provided by financing activities were $401,405. During this period, our operating activities utilized net cash of $709,911.

Also during the nine months ended March 31, 2005, our trade accounts payable increased by $113,804, and our notes payable decreased by $90,595 due to our utilization of the convertible note funding. The Company does not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

Since inception, our operating and investing activities have used all cash generated from our financing activities. We anticipate the commencement of revenues from sales of our products, however, we will have an ongoing need to raise additional capital to meet working capital requirements in order to fund the growth and development of the business.

ITEM 3. CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Forward Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent reorganization, our present financial condition, the availability of additional capital as and when required, general economic conditions and the risks and uncertainties discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation". Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

During the three month period ended March 31, 2005 we did not issue any common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

31.   Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32. Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Xact Aid, Inc.


                                        By: /s/ Federico G. Cabo
                                        ----------------------------------------
Date:  September 6, 2005                        Federico G. Cabo,
                                                President


                                        By: /s/ Federico G. Cabo
                                        ----------------------------------------
Date:  September 6, 2005                        Federico G. Cabo,
                                                Chief Financial Officer