Form 10KSB
period 2005-06-30
XACT AID INC
filed 2005-09-28
CIK 1309346

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF FOR THE ANNUAL PERIOD ENDED JUNE 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                           Commission File No. 0-25022
                                 XACT AID, INC.
                 (Name of small business issuer in its charter)

              Delaware                                 11-3718650
              --------                                 ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                       143 Triunfo Canyon Road, Suite 1046
                       Westlake Village, California 91361
                    (Address of principal executive offices)

                    Issuer's telephone number: (805) 494-3884

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No
|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |_|

Issuer's revenues for its most recent fiscal year: $-0-

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $120,050 as of September 23, 2005.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At September 23, 2005, a total of 11,901,000 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes; |_| No |X|

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1. Description of Business                                               1

Item 2. Description of Properties                                             4

Item 3. Legal Proceedings                                                     4

Item 4. Submission of Matters to a Vote of Security Holders                   4

PART II

Item 5. Market Information                                                    4

Item 6. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           5

Item 7. Financial Statements                                                F-1

Item 8. Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               14

Item 8A.  Disclosure Controls and Procedures                                 14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   15

Item 10. Executive Compensation                                              16

Item 11. Security Ownership of Certain Beneficial Owners and Management      17

Item 12. Certain Relationships and Related Transactions                      18

Item 13. Exhibits, Lists and Reports on Form 8-K                             19

Item 14. Principal Accountant Fees and Services                              20

                           FORWARD-LOOKING STATEMENTS

This Form 10-KSB and other reports and statements filed by us with the Securities and Exchange Commission include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions in those laws. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of these safe harbor provisions with respect to all of the forward-looking statements we make. These forward-looking statements reflect our current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including specifically the absence of significant revenues or long-term financial resources, a history of losses, the uncertainty of patent and proprietary rights, trading risks of low-priced stocks and those other risks and uncertainties discussed in this Annual Report that could cause our actual results to differ materially from our historical results or those we hope to achieve. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Xact Aid, Inc. was formed in the State of Nevada on April 19, 2004. On April 30, 2004, we issued 1,000 shares of our common stock (representing all of our issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (F/K/A QT5, Inc.), a Delaware corporation, in consideration of Addison-Davis Diagnostics, Inc. advancing start-up and operating capital in the aggregate amount of $191,682 to us. We repaid this amount in November 2004 and December 2004. On August 30, 2004, we filed a trademark application for "Xact Aid." On October 15, 2004, we assumed a $68,000 promissory note payable by Addison-Davis Diagnostics, Inc. and secured by the assets of Addison-Davis Diagnostics, Inc. in order to facilitate our anticipated spin-off from Addison-David Diagnostics, Inc., Inc. Our Internet address is xactaid.com.

On November 15, 2004, we acquired the Xact Aid line of first aid products for minor injuries. from Addison-Davis Diagnostics, Inc. in accordance with an Agreement of Sale and Transfer of Assets entered into between us and Addison-Davis Diagnostics, Inc. The assets acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, we agreed to
(i) repay funds advanced by Addison-Davis Diagnostics, Inc. for our operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004 in the aggregate amount of $191,682 ; (ii) assume a promissory note issued to Xact Aid Investments in the amount of approximately $15,700 and (iii) issue to Addison-David Diagnostics, Inc. 2,000,000 shares of our common stock

From our inception to May 2005, Addison-David Diagnostics, Inc. was our sole stockholder and as such we were a wholly-owned subsidiary of Addison-David Diagnostics, Inc. and included in the consolidated financial statements filed by Addison-David Diagnostics, Inc. with the Securities and Exchange Commission. We were spun-off from Addison-Davis Diagnostics, Inc. in May 2005, and filed an application on Form 211 with the NASD to have our securities traded on the Over-The-Counter-Bulletin Board.

2,001,000 shares of our common stock, representing all of our issued and outstanding common stock, were held by Addison-Davis Diagnostics, Inc. In May 2005, Addison-Davis Diagnostics, Inc. distributed all 2,001,000 shares of our common stock it owned to its shareholders. Shareholders of Addison-Davis Diagnostics, Inc. received shares of our common stock proportionate to their ownership of shares of Addison-Davis Diagnostics, Inc. as of the record date for the distribution. Fractional shares were rounded up to the nearest whole number. As a result of the spin-off, our common stock may be publicly traded, and we believe that this will improve our access to the capital markets for additional growth capital. We can offer no assurances that an active market for our securities will develop. We did not receive any proceeds from the spin-off of the shares of common stock.

OUR BUSINESS

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

In September 2005 we entered into a license agreement and assignment of pending patent in order to develop, market and sell a new product. We entered into a license agreement with Addison-Davis Diagnostics, Inc. ("License Agreement") under which we were granted the right, worldwide, to use for commercial purposes under our brand name, a patent-pending F.D.A. 510(K) cleared device ("License") to be utilized along with the acquisition of the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The licensed device will be utilized along with the pending patent application to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). We intend to have protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and we have retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product. Stark-SMO is an innovative Site Management Organization with extensive experience in all phases of clinical trials. Furthermore, we have commenced negotiations with a multinational pharmaceutical company headquartered in India to form a joint venture to test, manufacture, register and distribute STD Alert in India. F.D.A. clearance is not mandatory in order to sell and market the STD Alert product outside the United States.

Management recognizes, particularly with regard to its newly emerging product, that we must generate additional resources to fund overhead until the eventual achievement of sufficient revenue leading to sustained profitable operations. However, no assurance can be given that debt or equity financing will be available to us on satisfactory terms. Our success is dependent upon numerous items, including further product licensing and successful and effective sales strategies and management believes that revenues generated by these products will lead to future profitability.

THE MARKET & STATUS OF LAUNCH OF PRODUCTS

The market for our wound-specific first aid kits is broad. We have segmented this market into the following categories: Drug stores and Super drug chains, Food stores including Super grocery chains, Convenience stores and Mechanical servants servicing airports and gas stations, Mass marketers of a wide range of products, Automotive parts stores, Hardware stores and chains, Sport and camping facilities, Office supply retailers, Schools, T.V. Infomercial sales and Promotional market through corporate America. We anticipate drug stores and drug chains, food stores and food chains, convenience and mass marketing stores and T.V. infomercial sales to be our primary markets. Markets that we have approached but are not initially focused on are automotive parts stores, sport and camping facilities, schools and office supply retailers.

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

Market data for our new, currently under development for over-the-counter sales product, STD Alert Test (STD=sexually transmitted disease) includes the following items, compiled by ASHA (American Social Health Association):

      (i) more than half of all people will have an STD at some point in their lifetime;
      (ii) estimated total number of people living in the U.S. with a viral STD is over 65 million;
      (iii) more than $8 billion is spent each year to diagnose and treat STDs (exclusive of HIV);
      (iv) In a national survey of U.S. physicians, less than one-third routinely screened patients for STD;
      (v) less than half of adults ages 18 to 44 have ever been tested for an STD (other than HIV/AIDS);
      (vi)  each year, one in four teens contracts an STD; and
      (vii) one in two sexually active persons will contract an STD by age 25

LICENSES AND OTHER INTELLECTUAL PROPERTY

In November 2004 we acquired from Addison-Davis Diagnostics, Inc., the Xact Aid line of first aid products for minor injuries ("Xact Aid Products"). Among the assets acquired were, including all goodwill appurtenant thereto, (a) inventory;
(b) confidential and proprietary information relating to the Xact Aid Products ("Know-How"); (c) words, symbols and logos identifying and distinguishing Xact Aid Products ("Trademarks"); (d) registrations and application for Trademarks;
(e) Seller's domain names including source codes, user name and passwords; and
(f) all designs and copyrights in connection with the Trademarks ("Designs.

On August 30, 2004 we filed New Application #042 with the United States Patent and Trademark Office for processing the Trademark "XACT AID" in the United States.

In September 2005 we entered into a license agreement and acquisition agreement in order to develop, market and sell a new product. We entered into a License Agreement with Addison-Davis Diagnostics, Inc. ("License Agreement") under which we licensed the right, worldwide, to utilize for commercial purposes under our brand name, a patent-pending F.D.A. 510(K) cleared device to be utilized with a provisional patent application acquired through a Purchase Agreement with Edward
W. Withrow, III in September 2005 ("Purchase Agreement"). The licensed device will be utilized along with the provisional patent application product to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). We intend to have protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and we have retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product. Stark-SMO is an innovative Site Management Organization with extensive experience in all phases of clinical trials. Furthermore, we have commenced negotiations with a multinational pharmaceutical company headquartered in India to form a joint venture to test, manufacture, register and distribute STD Alert in India. F.D.A. clearance is not mandatory in order to sell and market the STD Alert product outside the United States. (see Notes To Financial Statements -
Note 10 - Subsequent Events)

COMPETITION

Although our products are relatively unique insofar as their wound-specific first aid features are concerned, there are many first aid kits and products currently being sold and marketed by companies that have been in business longer than we have and who have greater financial resources than we do.

COMPLIANCE WITH ENVIRONMENTAL LAWS

To our knowledge, federal, state or local environmental laws do not effect our operations and we have not spent any funds to comply with any such laws.

EMPLOYEES

As of September 10, 2005, we have 1 part-time employee.

ITEM 2. DESCRIPTION OF PROPERTY

Our office facilities are located at 143 Triunfo Canyon Road, Suite 104, Westlake Village, California 91361. We share this approximately 1,300 square foot office space with the lessee, Addison-Davis Diagnostics, Inc. on a month to month basis and pay approximately $1,375 per month. The Addison-Davis lease expires on June 30, 2007. We believe that this space is sufficient for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

We were spun-off from Addison-Davis Diagnostics, Inc. in May 2005, and filed an application on Form 211 with the NASD to have our securities traded on the Over-The-Counter-Bulletin Board. As of the date of this filing, we have not received our symbol nor have we been approved for trading.

HOLDERS

There were approximately 45 holders of our Common Stock of record as of September 22, 2005.

DIVIDENDS

We have never declared or paid cash dividends on our common stock, and our present policy is not to pay cash dividends on our common stock. Any payment of cash dividends in the future will be wholly dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by our board of directors. It is not likely that cash dividends will be paid in the foreseeable future.

SALE OF UNREGISTERED SHARES

None

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

Set forth in the table below is information regarding awards made through compensation plans or arrangements through June 30, 2005, the most recently completed fiscal year.

----------------------------------------------------------------------------------------------------------
                                                                                Number of securities
                                                                                remaining available for
                                                                                future issuance under
                             Number of securities to   Weighted average         equity compensation
                             be issued upon exercise   price of                 plans (excluding
                             of outstanding options,   outstanding options,     securities reflected in
Plan Category                warrants and rights       warrants and rights      column 2)
----------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders            N/A                      N/A                       N/A
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Not Approved by Security
Holders                                  --                     $ --                       2,500,000
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

On May 20, 2005, we adopted an incentive equity stock plan (the "2005 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 2,500,000 shares. The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company's), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other Awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company's securities.

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been no options, stock awards or stock bonuses granted under the 2005 Plan, and the options, stock awards and stock bonuses available for grant at June 30, 2005was 2,500,500.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends June 30. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Business

From our inception to May 2005, Addison-David Diagnostics, Inc. was our sole stockholder and as such we were a wholly-owned subsidiary of Addison-David Diagnostics, Inc. and included in the consolidated financial statements filed by Addison-David Diagnostics, Inc. with the Securities and Exchange Commission. We were spun-off from Addison-Davis Diagnostics, Inc. in May 2005, and filed an application on Form 211 with the NASD to have our securities traded on the Over-The-Counter-Bulletin Board.

2,001,000 shares of our common stock, representing all of our issued and outstanding common stock, were held by Addison-Davis Diagnostics, Inc. In May 2005, Addison-Davis Diagnostics, Inc. distributed all 2,001,000 shares of our common stock it owned to its shareholders. Shareholders of Addison-Davis Diagnostics, Inc. received shares of our common stock proportionate to their ownership of shares of Addison-Davis Diagnostics, Inc. as of the record date for the distribution. Fractional shares were rounded up to the nearest whole number. As a result of the spin-off, our common stock may be publicly traded, and we believe that this will improve our access to the capital markets for additional growth capital. We can offer no assurances that an active market for our securities will develop.

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

In September 2005, we entered into a License Agreement with Addison-Davis Diagnostics, Inc. ("License Agreement") under which we licensed the right, worldwide, to utilize for commercial purposes under our brand name, a patent-pending F.D.A. 510(K) cleared device to be utilized with a provisional patent application acquired through a Purchase Agreement with Edward W. Withrow, III ("Purchase Agreement"). The licensed device will be utilized along with the provisional patent application product to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). We intend to have protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and we have retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product. Stark-SMO is an innovative Site Management Organization with extensive experience in all phases of clinical trials. Furthermore, we have commenced negotiations with a multinational pharmaceutical company headquartered in India to form a joint venture to test, manufacture, register and distribute STD Alert in India. F.D.A. clearance is not mandatory in order to sell and market the STD Alert product outside the United States. (see Notes To Financial Statements - Note 10 - Subsequent Events)

Management recognizes that we must generate additional resources to fund overhead and the costs of new product development until the eventual achievement of sufficient revenue leading to sustained profitable operations. However, no assurance can be given that debt or equity financing will be available to us on satisfactory terms. Our success is dependent upon numerous items, including further product licensing and successful and effective sales strategies and management believes that revenues generated by these products will lead to future profitability.

GENERAL OVERVIEW AND GOING CONCERN

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited balance sheet as of June 30, 2005 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2005 and 2004, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2005 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue that raised substantial doubt about our ability to continue as a going concern.

Although we have commenced the marketing of our wound specific first aid kits and are anticipating the development of a new product, management recognizes that we must generate additional resources to fund overhead and for the eventual achievement of revenue and sustained profitable operations. Our success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market for our current and anticipated new products. Management believes that revenues generated by these products will lead to future profitability.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying audited balance sheet as of June 30, 2005 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2005 and 2004, and the related notes thereto, for further discussion of our accounting policies.

STOCK-BASED COMPENSATION.

We account for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of our Common Stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for our stock-based compensation to employees under APB 25.

REVENUE RECOGNITION.

We will recognize revenue at the time of shipment of our products to our customers. To date, we have had no sales and no revenue.

RESULTS OF OPERATIONS

During the fiscal years ended June 30, 2005 and 2004, we had no revenues and no cost of sales. Since we were incorporated in April 2004, we had only two months of operations during the fiscal year ended June 30, 2004, which consisted of the period from our inception date on April 19, 2004 to June 30, 2004. Therefore, our general and administrative expenses increased from $69,229 in the year ended June 30, 2004 to $634,600 for the year ended June 30, 2005 which included our original set-up costs. The general and administrative expense for the fiscal year ended June 30, 2005 was due primarily to a combination of the following:

(i) marketing and design fees of approximately $74,274; (ii) travel and promotion of approximately $21,515; (iii) executive salaries of approximately $48,000; (iv) financial, legal and business consulting fees of approximately $270,526, which included fees in connection with our convertible note financing;
(vi) approximately $178,096 of office and administrative support charges; and
(vii) approximately $42,189 of other sundry expenses.

Other income (expense) for the fiscal years ended June 30, 2005 and June 30, 2004 were made up of amortization of debt discount and financing in the amount of $366,780 and $zero, respectively and net interest in the amount of $496,158 and $22, respectively, The increase in debt discount and financing costs were in connection with our November 2004 convertible notes.

As a result of the above, we incurred a net loss of $1,130,758 for the fiscal year ended June 30, 2005 as compared to a net loss of $69,251 for the fiscal year ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements, particularly as they relate to bringing products to market and the development and launch of anticipated new products, along with possible testing and improvement of those products, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to launch our products, whether or not a market develops for our products and, if a market develops, the pace at which it develops.

In the fiscal year ended June 30, 2005, management successfully obtained additional capital through sales and issuance of convertible notes from which we received gross proceeds of $1,000,000. We utilized this financing in connection with marketing for future sales of our products. However, we cannot assure you that the proceeds received from the sale and issuance of convertible notes will provide all the additional capital necessary for us to become profitable. If we fail to earn revenues in an amount sufficient to fund our operations, we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

As of June 30, 2005, our current assets included $59,820 in cash and inventory valued at $42,898 consisting primarily of Xact Aid raw materials. As of June 30, 2005 we also had $16,676 in prepaid expenses primarily related to the callable convertible secured note financing and $160 in other current assets. Our current liabilities at June 30, 2005 included accounts payable and accrued expenses of $68,555, accrued salaries of $20,000, notes payable of $10,702 and $43,000 in notes payable due to parties related to us.

We had a net loss of $1,130,758 for the fiscal year ended June 30, 2005 as opposed to a net loss of $69,251 for the fiscal year ended June 30, 2004. The increase in the net loss is attributable to the costs and expenses associated with our operations for the entire twelve months in the fiscal year ended June 30, 2005 as compared with only approximately two months operations for the fiscal year ended June 30, 2004 due to our inception date of April 19, 2004.

Net cash used in operating activities was $615,270 for the year ended June 30, 2005. The primary use of cash for the fiscal year ended June 30, 2005 was to fund our net loss, offset by $630,133 for amortization of debt discount and non-cash interest expense. If we cannot generate sufficient funds to operate our business from product sales, we may be required to sell additional debt or equity securities or borrow funds from related parties. We cannot be certain that we will be successful in obtaining financing if we need it.

Net cash used in operating activities was $59,849 for the year ended June 30, 2004. The primary use of cash for the fiscal year ended June 30, 2004 was to fund our net loss. During the fiscal year ended June 30, 2004 we only operated from April 19, 2004, the date of our inception to June 30, 2004

Cash flows from investing activities for the fiscal year ended June 30, 2005 consisted of the sale of property and equipment for net cash provided by investing activities of $1,237.

Cash used for investing activities for the fiscal year ended June 30, 2004 consisted of $5,937 representing the purchase of property and equipment.

Net cash provided by financing activities for the fiscal year ended June 30, 2005 included proceeds from notes payable to related parties in the amount of $16,406, proceeds from the issuance of convertible debentures of $630,133 (net of issuance costs of $169,867). We also made payments on notes payable to related parties in the amount of $331,597, resulting in net cash provided by financing activities for the fiscal year ended June 30, 2005 in the amount of $314,942.

Net cash provided by financing activities for the fiscal year ended June 30, 2004 included proceeds from notes payable to related parties in the amount of $374,597 and proceeds from the exercise of options and warrants in the amount of $100.

Our product has not generated revenue, and our anticipated new product just now entering the development stage, their manufacture and sale is an unproven business model that may not be successful and will ultimately depend upon demand for the product. Although it is the opinion of management that the growth of our new product business will grow and prosper, at this time it is impossible for us to predict the degree to which demand for our products will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report and in other documents we file with the Securities and Exchange Commission, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, ALONG WITH THE OTHER MATTERS REFERRED TO IN THIS PROSPECTUS, BEFORE YOU DECIDE TO BUY OUR SECURITIES. IF YOU DECIDE TO BUY OUR SECURITIES, YOU SHOULD BE ABLE TO AFFORD A COMPLETE LOSS OF YOUR INVESTMENT.

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A RECENTLY FORMED BUSINESS WITH VERY LITTLE OPERATING HISTORY, THEREFORE YOU HAVE NO BASIS ON WHICH TO DETERMINE IF WE CAN BE SUCCESSFUL.

We were organized in April 2004 and have a very short history of operations. We only began the marketing of our wound-specific first aid products in May 2004 and are not certain that our products will generate significant revenues. During the fiscal year ended June 30, 2004 and for the fiscal year ended June 30, 2005 we incurred net losses of $69,251 and $1,130,758, respectively, with no revenues. Because we have a short operating history, you will have no basis upon which to accurately forecast our future operations, including sales, or to judge our ability to develop our business. If you purchase our securities, you may lose your entire investment.

BECAUSE WE HAVE NOT EARNED ANY REVENUES, THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE CANNOT RAISE THE MONEY WE NEED TO SUPPORT OUR OPERATIONS UNTIL WE EARN SIGNIFICANT REVENUES, WE MAY BE REQUIRED TO CURTAIL OR TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our ability to develop our business depends upon our receipt of money to continue our operations while we introduce our products and a market for them develops. If this funding is not received as needed, it is unlikely that we could continue our business, in which case you would lose your entire investment.

During the fiscal year ended June 30, 2005 we received gross proceeds of $1,000,000 in financing in connection with our convertible notes. To the extent that we need more money, we cannot assure you that additional financing will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing as needed, we may be required to curtail the manufacturing and marketing of our products and possibly cease our operations.

In addition, our independent accountants have included an explanatory paragraph in their audited financial statements included herein stating that because of our development enterprise status and the significant losses and our working capital deficit there is doubt that we can continue as a going concern. In the absence of revenue and profits, the consequences of our public accountants' going concern qualification may inhibit our ability to raise additional capital if and when needed, on commercially reasonable terms, or at all. If we do not generate revenue and profits and are unable to obtain additional financing as needed, we may be required to curtail the manufacturing and marketing of our products and possibly cease our operations.

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES INHERENT IN NEW BUSINESSES. IF WE FAIL TO ACCURATELY FORECAST OUR CAPITAL NEEDS OR IF OUR PRODUCTS DO NOT EARN SIGNIFICANT REVENUES OUR BUSINESS COULD FAIL AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

We are subject to the risks and uncertainties inherent in new businesses, including the following:

o Our projected capital needs may be inaccurate, and we may not have enough money to develop our business and bring our products to market as we planned;

o We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our business and bring our products to market;

o Even if we are able to develop our products and bring them to market, we may not earn enough revenues from the sales of our products to cover the costs of operating our business.

If we are unsuccessful in our efforts to develop our business and if the products we provide do not produce revenues as we project, we are not likely to ever become profitable and we may be required to curtail some or all of our operations. If that happened you could lose your entire investment.

WE CANNOT GUARANTEE YOU THAT A MARKET WILL DEVELOP FOR OUR CURRENT WOUND-SPECIFIC FIRST AID PRODUCTS, THE ONLY PRODUCTS WE HAVE FOR SALE. IF A MARKET FOR OUR PRODUCTS DOES NOT DEVELOP, YOU MAY LOSE YOUR ENTIRE INVESTMENT.

To our knowledge, there are no other wound-specific products available that are packaged and presented like ours. However, we must be able to successfully differentiate our products from other stand-alone first aid products. We plan to develop a market for our products by presenting our products as more complete wound-specific first aid kits treating most common minor injuries. It will, however, take time to establish our brand and we will be competing in a marketplace with more recognized and established brands and against larger and more financially able companies. We cannot assure you that we can develop a market for these products. Our inability to successfully develop a market for these products will have a material adverse effect on our business, operating results and financial condition and would render your investment worthless.

IF WE ARE UNABLE TO COMPETE, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors in the first aid kit category are Johnson & Johnson, Curad, 3M and First Aid Only. Presently, theses companies have resources, which are greater than ours and we expect that we will have to compete with them from a sales price point of view. Also once we have customer acceptance of our products we can expect that these larger companies will try to copy our products. This could be particularly true outside of the U.S. where we do not presently have any trademark protection.

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN DEVELOPING AND
COMMERCIALIZING OTHER PRODUCTS. IF WE DO NOT DEVELOP AND COMMERCIALIZE OTHER PRODUCTS, AND IF OUR CURRENT WOUND-SPECIFIC FIRST AID PRODUCTS CANNOT BE SUCCESSFULLY MARKETED, YOU MAY LOSE YOUR ENTIRE INVESTMENT.

Our ability to successfully develop any additional products is uncertain. Potential new products may require additional research, development, testing, regulatory approval and additional investment prior to their commercialization, which may not be successful. There can be no assurance that we can develop commercially successful products. This means that the value of your investment would be dependent upon whether or not our current line of products are commercially successful and generates substantial revenues. We cannot assure you this will happen. If our current line of products are not commercially successful and we have no other products to market, you could lose your entire investment.

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS. OUR INSURANCE MAY NOT BE ADEQUATE TO PAY SUCH CLAIMS. IF WE WERE REQUIRED TO PAY A CLAIM, OUR BUSINESS AND FINANCIAL CONDITION COULD BE ADVERSELY EFFECTED AND YOUR INVESTMENT MAY DECLINE IN VALUE.

Liability might result from claims made by consumers who purchase our products. We intend to carry product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. The obligation to pay any product liability claim could have a material adverse effect on our business and financial condition and could cause the value of your investment to decline.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR TRADEMARK OR WE COULD BECOME INVOLVED IN LITIGATION WITH OTHERS REGARDING OUR TRADEMARK. EITHER OF THESE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We rely on a combination of trademark laws, nondisclosure, trade secret and other contractual measures to protect our proprietary rights in our products. However, we cannot assure you that these provisions will be adequate to protect our proprietary rights. In addition, the laws of certain foreign countries do not protect trademark property rights to the same extent as the laws of the United States.

On August 30, 2004, we filed a Trademark Application with the Commissioner for Trademarks for a mark consisting of "Xact Aid." Only one Trademark Application was filed. Although we believe that our intellectual property does not infringe upon the proprietary rights of third parties, others may claim that we have infringed on their products.

If we were to become involved in disputes regarding the use or ownership of intellectual property rights, we could incur substantial costs in defending or prosecuting any such action and the defense or prosecution of the action would likely result in a diversion of management resources. In addition, in order to settle such an action we could be required to acquire licenses from others or to give licenses to others on terms that are not beneficial to us. Any dispute relating to our intellectual property could have a material adverse effect on our business.

RISKS ASSOCIATED WITH OWNERSHIP OF OUR SECURITIES

OUR COMMON STOCK MAY BE SUBJECT TO "PENNY STOCK" RESTRICTIONS.

If our stock price remains at less than $5, we will be subject to so-called penny stock rules which could decrease our stock's market liquidity.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. If you are a victim of securities fraud, you have rights and remedies under state and federal laws, which include rescission and compensatory damages. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

In November 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,000,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 10% interest, one year from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default as described in the convertible debentures could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

THERE ARE A SIGNIFICANT NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE NOTES, AND WARRANTS AND THE EXERCISE AND SALE OF THESE SHARES MAY CAUSE THE PRICE OF OUR STOCK TO DROP AND MAY SUBJECT OUR CURRENT SHAREHOLDERS TO SIGNIFICANT DILUTION

The conversion of outstanding secured convertible notes and the exercise of outstanding warrants will dilute the percentage ownership of our other stockholders and could cause the market price of our common stock to drop.

As of June 30, 2005, there were outstanding notes, and warrants to purchase an aggregate of 3,550,000 shares of our common stock. The exercise or conversion of outstanding warrants or secured convertible notes will dilute the percentage ownership of our other stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities is essentially limitless.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures, based on market prices 25%, 50% and 75% below an assumed market price of $1.00.

                                           With             Number of Shares      Percentage of
% Below Market    Price Per Share      Discount of 45%         Issuable         Outstanding Stock
--------------    ---------------      ---------------      ----------------    -----------------
     25%              $0.75               $0.4125               2,424,242              55%
     50%              $0.50               $0.2750               3,636,363              65%
     75%              $0.25               $0.1375               7,272,727              78%

As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The convertible debentures are convertible into shares of our common stock at a 45% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the holders of our convertible debentures convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The holders of our convertible debentures could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the holders of our convertible debentures may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holders of our convertible debentures from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the holders of our convertible debentures could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

RISKS RELATING TO THE SPIN-OFF DISTRIBUTION

ADDISON-DAVIS DIAGNOSTICS, INC. SHAREHOLDERS MAY WANT TO SELL THEIR XACT AID, INC. SHARES AFTER THEY ARE RECEIVED IN THE SPIN-OFF DISTRIBUTION AND THIS COULD ADVERSELY AFFECT THE MARKET FOR OUR SECURITIES

Addison-Davis Diagnostics, Inc. distributed 2,001,000 shares of our common stock to its shareholders in the spin-off distribution. Management of Addison-Davis Diagnostics, Inc. made the decision to invest in us without shareholder approval and the shareholders of Addison-Davis Diagnostics, Inc. will now be our shareholders may not be interested in retaining their investment in us. Since Addison-Davis Diagnostics, Inc. shareholders will receive registered shares in the distribution, they will generally be free to resell their shares immediately upon receipt. If any number of Addison-Davis Diagnostics, Inc. shareholders offer their shares for sale, the market for our securities could be adversely affected.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

                                    (AUDITED)

Report of Registered Independent Accounting Firm                       F-1

Balance Sheet                                                          F-2

Statements of Operations                                               F-3

Statements of Shareholders' Equity                                     F-4

Statements of Cash Flows                                               F-5

Notes                                                                  F-6

    ---------- -------- --------
        A         C        I                          ARMANDO C. IBARRA
    ---------- -------- --------               Certified Public Accountants
                                                 A Professional Corporation


Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD

               Members of the American Institute of Certified Public Accountants Members of the California Society of Certified Public Accountants
                   Registered with the Public Company Accounting Oversight Board

Board of Directors and Stockholders
Xact Aid, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Xact Aid, Inc. (the "Company") as of June 30, 2005, and the related statements of operations, stockholders' deficit and cash flows for the year then ended, and for the period of April 19, 2004 (inception) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stated). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for the year then ended, and for the period of April 19, 2004 (inception) through June 30, 2005 in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred net losses of $ (1,200,010). This factor, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Successful completion of the Company's transition to the attainment of profitable operations is dependent upon its obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra
----------------------------
Armando C. Ibarra, CPA

Chula Vista, Ca.
September 8, 2005

                                 XACT AID, INC.

                                  BALANCE SHEET

                                      ASSETS                             June 30, 2005
                                                                          -----------
Current assets:
     Cash                                                                 $    59,820
     Inventories                                                               42,898
     Prepaid expenses                                                          16,676
     Other current assets                                                         160
                                                                          -----------

         Total current assets                                                 119,555

Note receivable from a related party                                          166,049
Deferred financing cost, net of accumulated amortization of $26,380            42,304
Other assets                                                                      225
                                                                          -----------

                                                                          $   328,132
                                                                          ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                                $    68,555
     Accrued salaries                                                          20,000
     Notes payable                                                             10,702
     Notes payable to related parties                                          43,000
                                                                          -----------

         Total current liabilities                                            142,257

Convertible notes payable, net of unamortized debt discount of $274,247       725,753

         Total liabilities                                                    868,009
                                                                          -----------

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 100,000,000 shares authorized;
       11,901,000 shares issued and outstanding as of June 30, 2005            11,901
     Additional paid-in capital                                               648,232
     Accumulated deficit                                                   (1,200,010)
                                                                          -----------

         Total stockholders' deficit                                         (539,877)
                                                                          -----------

                                                                          $   328,132
                                                                          ===========

                 See accompanying notes to financial statements

                                 XACT AID, INC.

                            STATEMENTS OF OPERATIONS

                                                                               From Inception -
                                                         For The Year Ended   April 19, 2004 to
                                                             June 30, 2005      June 30, 2005
                                                              -----------        -----------
Revenue                                                       $        --        $        --

Costs and expenses:
      Cost of revenue                                                  --                 --
      General and administrative                                 (634,600)           (69,229)
                                                              -----------        -----------

Operating loss                                                   (634,600)           (69,229)

Other expense:
      Interest, net                                              (504,477)               (22)
      Other, net                                                    8,319                 --
                                                              -----------        -----------

Net loss                                                      $(1,130,758)       $   (69,251)
                                                              ===========        ===========

Net loss available to common stockholders per common share:
      Basic and diluted                                       $     (0.44)       $    (69.25)
                                                              ===========        ===========

Weighted average shares outstanding:
      Basic and diluted                                         2,549,767              1,000
                                                              ===========        ===========

                 See accompanying notes to financial statements

                                 XACT AID, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                            Additional
                                                     Common Stock             Paid-in      Accumulated
                                                Shares         Amount         Capital         Deficit        Total
                                             ------------   ------------    ------------   ------------    ------------
Balance, June 30, 2003                                 --             --              --                             --

Issuance of common stock for cash                   1,000              1              99                            100

Net loss                                                                                        (69,251)        (69,251)
                                             ============   ============    ============   ============    ============

Balance, June 30, 2004                              1,000              1              99        (69,251)        (69,251)
                                             ============   ============    ============   ============    ============
Shares issued to employees for services
Rendered and salaries                           3,000,000          3,000              --                          3,000

Shares issued in connection with inventory
Transfer                                        2,000,000          2,000          18,000                         20,000

Issuance of common stock for services             900,000            900               ~              ~             900

Issuance of common stock for services to
A related party                                 6,000,000          6,000                                          6,000

Estimated fair value of deferred financing
Costs, beneficial conversion features
and Warrants issued in connection with
Convertible notes payable                                                        630,133                        630,133

Net loss                                                                                     (1,130,759)     (1,130,759)
                                             ------------   ------------    ------------   ------------    ------------
Balance, June 30, 2005                         11,901,000         11,901    $    648,232   $ (1,200,010)   $   (539,877)
                                             ============   ============    ============   ============    ============

                 See accompanying notes to financial statements.

                                 XACT AID, INC.

                            STATEMENTS OF CASH FLOWS

                                                              For The Year Ended  For The Year Ended
                                                                  June 30, 2005     June 30, 2004
                                                                  -----------        -----------
Cash flows from operating activities:
   Net loss                                                       $(1,130,759)       $   (69,252)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                       --              4,700
       Amortization of debt discount and non-cash interest
         expense                                                      725,753                 --
       Issuance of shares in inventory settlement                      20,000                 --
       Common stock and options issued for services                     9,900                 --
       Changes in operating assets and liabilities:
           Deferred costs                                             (42,304)                --
           Receivable from related party                             (169,747)                --
           Inventories, net                                           (42,730)               168
           Escrow receivable                                              160                 --
           Prepaid expenses                                           (16,667)                --
           Other assets                                                (2,005)               225
           Accounts payable                                            79,510                 --
           Lease liability                                             (4,700)             4,700
                                                                  -----------        -----------

   Net cash (used) provided in operating activities                  (565,270)           (59,849)
                                                                  -----------        -----------

Cash flows from investing activities:
   Sale of property and equipment                                       1,237             (5,937)
                                                                  -----------        -----------

   Net cash (used in) provided by investing activities                  1,237             (5,937)
                                                                  -----------        -----------

Cash flows from financing activities:
   Proceeds from (payments on) notes payable to related parties      (331,597)           374,597
   Proceeds from notes payable to related parties                      16,406                 --
   Proceeds from convertible debentures, net of issuance
    costs and prepaid interest                                        630,133                 --
   Proceeds from exercise of options and warrants                          --                100
                                                                  -----------        -----------

   Net cash (used) provided by financing activities                   314,942            374,697
                                                                  -----------        -----------

Net increase (decrease)in cash                                       (299,091)           308,911

Cash, beginning of year                                               308,911                 --
                                                                  -----------        -----------

Cash, end of year                                                 $    59,820        $   308,911
                                                                  ===========        ===========

                                 XACT AID, INC.

                                                     For The Year Ended  For The Year Ended
                                                       June 30, 2005       June 30, 2004
                                                      ----------------   ----------------
  Supplemental disclosure of cash flow information:

Cash paid during the year for:
       Interest                                       $             --   $             22
                                                      ================   ================
  Schedule of Non-Cash Activities:

Common stock issued for services                      $      9,900,000                 --
                                                      ================   ================

Issuance of stock in settlement of inventory          $         20,000   $             --
                                                      ================   ================
Issuance of equity instruments in connection with
Deferred financing costs                              $        725,753   $             --
                                                      ================   ================
Amortization of deferred financing costs and debt
Discount against additional paid-in capital upon
Conversion of notes payable                           $        630,133   $             --
                                                      ================   ================

                                                      ================   ================

                 See accompanying notes to financial statements

                                 XACT AID, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

Xact Aid, Inc. was formed in the State of Nevada on April 19, 2004. On April 30, 2004, we issued 1,000 shares of our common stock (representing all of our issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (F/K/A QT5, Inc.), a Delaware corporation ("Addison-Davis"), in consideration of Addison-Davis advancing start-up and operating capital in the aggregate amount of $191,682 to us. We repaid this amount in November 2004 and December 2004. On August 30, 2004, we filed a trademark application for "Xact Aid." On October 15, 2004, we assumed a $68,000 promissory note payable by Addison-Davis and secured by the assets of Addison-Davis in order to facilitate our anticipated spin-off from Addison-Davis.

On November 15, 2004, we acquired the Xact Aid line of first aid products for minor injuries. from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between us and Addison-Davis. The assets acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, we agreed to (i) repay funds advanced by Addison-Davis for our operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004 in the aggregate amount of $191,682 ; (ii) assume a promissory note issued to Xact Aid Investments in the amount of approximately $15,700 and (iii) issue to Addison-Davis 2,000,000 shares of our common stock

From our inception to May 9, 2005, the date that we were spun-off from Addison-Davis, Addison-David was our sole stockholder and as such we were a wholly-owned subsidiary of Addison-Davis and included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission.

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intention to seek additional operating funds through operations and debt or equity offerings however, management has yet to decide what types of offerings are available to the Company or how much capital the Company will eventually raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of prepaid expenses and long-lived assets, collectibility of receivables, provision for slow moving and obsolete inventories and the valuation allowance on deferred tax assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments as of June 30, 2005, including cash, receivables, accounts payable and accrued expenses, and notes payable, approximate their respective fair values due to their short maturities. The fair value of notes payable to related parties is not determinable as these transactions are with related parties.

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of June 30, 2005, there were no uninsured cash balances.

INVENTORIES

Inventories are stated at the lower of cost or estimated net realizable value and consist of finished goods. Cost is determined under the average cost method. Should customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At June 30, 2005, management believes that inventories are carried at the lower of cost or net realizable value.

PREPAID EXPENSES AND PREPAID INTEREST

As discussed in Note 6, the Company has prepaid interest of $16,667 in connection with the issuance of convertible debt in May 2004. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long term portion and is amortizing such amounts to interest expense over the life of the debt.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2005, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will develop which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

The Company will recognizes revenue at the time of shipment of its products to customers. The Company has not had any revenue since its inception

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At June 30, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. During the years ended June 30, 2005 and 2004, no compensation expense was recognized in the accompanying statements of operations for options issued to employees pursuant to APB 25, as there were no options granted in fiscal 2005 and 2004 under the plan.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive

COMPREHENSIVE INCOME

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The adoption is not expected to have a material effect on the Company's results of operations or financial conditions.


NOTE 2 - DESCRIPTION OF BUSINESS

Xact Aid Products include wound-specific First Aid Packs for insect bites, minor burns, burns, scrapes, cuts and sprains which provide materials to clean, treat, dress and maintain a specific type of minor injury. The Company believes that an over-the-counter, consumer based market exists for wound-specific first aid kits. Xact Aid's products are now being marketed to a broad range of retail categories including chain pharmacies, convenience stores and include, among others, Ace Hardware, Target, Costco, CVS Pharmacy and Rite Aid Pharmacy. The Company also believes that there is a strong secondary market opportunity for bundling, which would consist of packaging our products with another company's products, and private label product configuration for corporate promotion and fundraisings, which consists of corporate logos on our products which can be distributed to clients. The Company is in various stages of market development. These stages are comprised of initial, second and third meetings with over two dozen retailers to approve the Company's products in their shelves plan. As of the date of this filing, no products have been approved for sale.

In September 2005, the Company entered into a license agreement and acquisition agreement in order to develop, market and sell a new product. In September 2005, the Company entered into a License Agreement with Addison-Davis Diagnostics, Inc. ("License Agreement") under which the Company licensed the right, worldwide, to utilize for commercial purposes under the Company's brand name, a patent-pending F.D.A. 510(K) cleared device to be utilized with a provisional patent application acquired through a Purchase Agreement with Edward W. Withrow, III ("Purchase Agreement"). The licensed device will be utilized along with the provisional patent application product to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). The Company intends to have protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and the Company has retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product. Stark-SMO is an innovative Site Management Organization with extensive experience in all phases of clinical trials. Furthermore, the Company has commenced negotiations with a multinational pharmaceutical company headquartered in India to form a joint venture to test, manufacture, register and distribute STD Alert in India. F.D.A. clearance is not mandatory in order to sell and market the STD Alert product outside the United States. (see Notes To Financial Statements - Note 10 - Subsequent Events)

NOTE 3 - PLANS TO BECOME A PUBLICLY TRADING COMPANY

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

In May 2005 the Company was spun-off from Addison-Davis Diagnostics, Inc., its parent company, and has filed an application on Form 15c211 with the NASD to have its securities traded on the Over-The-Counter-Bulletin Board.

2,001,000 shares of the Company's common stock were held by Addison-Davis Diagnostics, Inc. Pursuant to a registration statement filed with the S.E.C in November 2004, Addison-Davis Diagnostics, Inc. distributed all 2,001,000 shares of the Company's common stock it owns to its shareholders. Shareholders of Addison-Davis Diagnostics, Inc. received shares of Xact Aid, Inc.'s common stock proportionate to their ownership of shares of Addison-Davis Diagnostics, Inc. as of the record date for the distribution. Fractional shares were rounded up to the nearest whole number. The spin-off was undertaken by Addison-Davis Diagnostics, Inc. to allow the Company's management and the management of Addison-Davis Diagnostics, Inc. to focus on their respective businesses. As a result of the spin-off, the Company's common stock may be publicly traded, and the Company believes that this will improve its access to the capital markets for additional growth capital. We can offer no assurances that an active market for our securities will develop.

Addison-Davis Diagnostics, Inc. distributed the Company's common stock to its shareholders in May 2005.

The Company did not receive any proceeds from the spin-off of the shares of common stock.

NOTE 4 - LOAN RECEIVABLE FROM RELATED PARTY

The Company has advanced funds to its former parent company, Addison-Davis Diagnostics, Inc., from which it was spun-off. The advances bear interest at the rate of 6% per annum and the principal balance and accrued interest are payable on demand.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

In October 2004 the Company assumed a note from the Company's former parent company, Addison-Davis Diagnostics, Inc., in the amount of $68,000 to Fred De Luca, a former director and secretary of the Company. The note bears interest at the rate of 6% per annum and the principal and accrued interest is payable on demand. As of June 30, 2005 the remain balance on this note was $43,000. Fred De Luca has waived the accumulation of interest through June 30, 2005.

NOTE 6 - CALLABLE CONVERTIBLE NOTES PAYABLE

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

NOTE 7 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the fiscal year ended June 30, 2004, the following shares of the Company's common stock were issued:

Xact Aid, Inc. was formed in the State of Nevada on April 19, 2004. On April 30, 2004, we issued 1,000 shares of our common stock (representing all of our issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (F/K/A QT5, Inc.), a Delaware corporation, in consideration of Addison-Davis Diagnostics, Inc. advancing start-up and operating capital to us.

On November 15, 2004, we acquired the Xact Aid line of first aid products for minor injuries from Addison-Davis Diagnostics, Inc. in accordance with an Agreement of Sale and Transfer of Assets entered into between us and Addison-Davis Diagnostics, Inc. In connection with the acquisition, in addition to other consideration, we issued to Addison-David Diagnostics, Inc. 2,000,000 shares of our common stock

During the fiscal year ended June 30, 2005, the following shares of the Company's common stock were issued:

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

STOCK OPTIONS

On May 20, 2005, we adopted an incentive equity stock plan (the "2005 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 2,500,000 shares. The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, the right to purchase Common Stock and Stock Bonuses. The Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company's), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other Awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company's securities.

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been no options, stock awards or stock bonuses granted under the 2005 Plan, and the options, stock awards and stock bonuses available for grant at June 30, 2005was 2,500,000.

WARRANTS

During the fiscal year ended June 30, 2005, the Company:

Issued, in connection with the November 2004 Callable Convertible Notes, 3,000,000 warrants (" The November 2004 Convertible Note Warrants"). The November 2004 Convertible Note Warrants were issued at the first closing and are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock is first traded on the OTCBB discounted by 45.0%. The November 2004 Convertible Note Warrants expire five years from the date of issuance. By exercising the November 2004 Convertible Note Warrants, each holder of the November 2004 Convertible Notes is entitled to purchase one share of common stock per warrant. In connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes, the Company has provided and recorded a debt discount of $641,027 in connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes and is amortizing the discount using the effective interest method through November 12, 2006. The Company is immediately recording corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid in capital when the related debenture is converted into common stock.

The following summarizes information about warrants outstanding at June 30, 2005:

                                        Warrants Outstanding                           Warrants Exercisable
                        ------------------------------------------------------    -------------------------------
                                              Weighted
                                               Average            Weighted                           Weighted
                          Number of           Remaining           Average          Number of          Average
     Range of               Shares           Contractual          Exercise           Shares          Exercise
 Exercise Prices         Outstanding        Life (Years)           Price          Exercisable          Price
-------------------     ---------------    ----------------    ---------------    -------------    --------------
       Note 1              3,000,000            4.4                  Note 1         3,000,000          Note 1
                        ------------                            ----------        -----------      -----------

                           3,000,000                                 Note 1         3,000,000          Note 1
                        ============                            ==========        ===========      ===========

Note 1. The November 2004 Convertible Note Warrants are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock is first traded on the OTCBB discounted by 45.0%. The common stock has not been traded on the OTCBB.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION - None

EMPLOYMENT AGREEMENT

In September 2004 we entered into an employment agreement with Federico G. Cabo. The agreement is for a three year term, through September 13, 2007, and provides for a base salary of $60,000 per year, with annual increases, if any, as determined by the Board of Directors (the "Board"). The agreement also provides for a cash bonus of one percent (1%) conditioned upon us attaining sales, as defined by Generally Accepted Accounting Principles, in the amount of $2,500,000 and for each $2,500,000 thereafter up to an aggregate of $250,000 in bonus and $25,000,000 in sales and issuance of incentive stock options, if any, as determined by the Board.

In September 2005, Federico G. Cabo resigned as Chief Executive Officer, President and Acting Chief Financial Officer in order to pursue other unrelated business interests. We were released of all obligations and responsibilities with respect to Mr. Cabo's employment agreement with a payment in the amount of $15,000 paid on September 20, 2005.

INDEMNITIES AND GUARANTEES

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 9 - RELATED PARTY TRANSACTIONS

See Note 4 and Note 5 for a description of any and all debt and or equity instruments issued to employees and other related parties.

NOTE 10 - SUBSEQUENT EVENTS

In September 2005 we entered into a license agreement and assignment of pending patent in order to develop, market and sell a new product. We entered into a license agreement with Addison-Davis Diagnostics, Inc. ("License Agreement") under which we were granted the right, worldwide, to use for commercial purposes under our brand name, a patent-pending F.D.A. 510(K) cleared device ("License") to be utilized along with the acquisition of the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The licensed device will be utilized along with the pending patent application to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). We intend to have protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and we have retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product. Stark-SMO is an innovative Site Management Organization with extensive experience in all phases of clinical trials. Furthermore, we have commenced negotiations with a multinational pharmaceutical company headquartered in India to form a joint venture to test, manufacture, register and distribute STD Alert in India. F.D.A. clearance is not mandatory in order to sell and market the STD Alert product outside the United States.

In consideration for the License, we agreed to pay Addison-Davis a royalty of five percent (5%) of the gross selling price or contract value of all products sold from the sales of the STD Alert product utilizing the License. The License Agreement shall continue in full force and effect until October 1, 2010 and from five year period to five year period thereafter unless terminated by written notice by either party at least six months prior to October 1, 2010 or at least six months prior to the end of any subsequent five year period.

Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which we obtain financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. In addition, Mr. Withrow will be entitled to receive an ongoing royalty of five percent (5%) of the gross selling price or contract value of the emerging product, STD Alert.

On September 20, 2005 Robert Pautsch, a Director and Secretary of the Company, resigned as Secretary and was appointed Chief Executive Officer and President. Mr. Pautsch brings to Xact Aid a hands-on business management background. In 1994 he founded BP Custom Furnishing located in Westlake Village, California, a company known for its excellence in refinishing of furniture, cabinetry, antique restoration and full service exterior and interior painting. Mr. Pautsch, from 1994 to the present is the major executive and is responsible for executive and operational management and new business promotion. From 1988 to 1994 he managed paint-related customer service for J.M. Peters, Newport Beach, California, a major regional developer and builder of upscale single-family residences. Also, during this period, Robert was contracted by the Department of Water and Power of the City of Los Angeles to develop a sexual harassment prevention program and co-developed a program for the City.

On September 20, 2005, Charles Miseroy was appointed Chief Financial Officer of our company. Mr. Miseroy brings to us nearly forty years of worldwide financial and executive expertise and experience. From 1986 to the present, Mr. Miseroy has been a business and tax consultant to a variety of small to medium size companies, including First Gargo Net Inc. in Los Angeles, California and from 2000 to the present the Administrator for the Heard Family Trust in Pasadena, California. From 1979 to 1985 he served as Chief Financial Officer and Executive Vice President of N.I.D.C., (National Investment Development Corporation) located in Los Angeles, California, a major syndication and multi-dwelling residential development company. His background includes a six year tenure with Price Waterhouse & Co. in The Hague, Netherlands as a Chartered Accountant.

On September 20, 2005, Mr. Fred De Luca was reappointed Secretary and Director. Mr. De Luca practiced corporate law over a twenty nine year period until retiring in June 1989 toserve as legal consultant and director to various private and publicly traded companies. From July 1999 until January 2003, Mr. DeLuca served as Secretary and was a legal consultant to Quicktest 5, Inc. In January 2003, Quicktest 5, Inc. was the surviving company of a merger with a public company and became QT5, Inc., the predessor company. He continued to serve as Secretary and legal consultant to QT 5, Inc. from January 2003 to the present. In addition, in September 2004 he became a director of QT 5, Inc. From July 1995 to the present, Mr. DeLuca has also served as Secretary, director and consultant to Sound City Entertainment Group . From September 1989 to the present, Mr. DeLuca was and is a consultant to Automotive Racing Products. Mr. De Luca earned his undergraduate degree at University California Los Angeles
(UCLA) and his law degree at Southwestern University School of Law.

NOTE 11 - INCOME TAXES

No current provision for federal income taxes is required for the year ended June 30, 2005 and 2004, since the Company incurred net operating losses through June 30, 2005.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2005 are presented below:

Deferred tax asset:
     Net operating loss carryforward                                $ 1,200,010
                                                                    -----------
                                                                        408,003

Less valuation allowance                                               (408,003)
                                                                    -----------

Net deferred tax asset                                              $        --
                                                                    ===========

The valuation allowance increased by $408,003 during the years ended June 30, 2005 and 2004, respectively.

The provision for income taxes for the years ended June 30, 2005 and 2004 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to income before income taxes primarily as a result of state income taxes and changes in the valuation allowance.

As of June 30, 2005, the Company had net operating loss carryforwards of approximately $1,200,010 available to offset future taxable federal and state income. The federal and state carryforward amounts expire in varying amounts through 2024 and 2011, respectively.

NOTE 12 - BASIC LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic loss per common share computations for the years ended June 30, 2005 and 2004:

                                                        2005          2004
                                                  --------------    ----------
Numerator for basic and diluted loss per
  common share - net loss                         $   (1,130,759)   $  (69,251)
                                                  ==============    ==========

Denominator for basic and diluted loss per
  common share - weighted average shares               2,549,767         1,000
                                                  ==============    ==========

Basic loss per common share                       $        (0.44)   $   (69.25)
                                                  ==============    ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President and CFO believe:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO, President and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

Our officers and directors are:

NAME                              AGE              TITLE

Robert G. Pautsch                  50             Executive Officer,
                                                  President and Director

Charles Miseroy                    72             Chief Financial Officer

Fred De Luca                       73             Secretary and Director

There are no family relationships among any of our directors or officers.

The size of our Board of Directors is currently fixed at two members. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

None of our directors or executive officers has, during the past five years,

o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

o been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Robert Pautsch, was appointed Chief Executive Officer and President on September 20, 2005. Mr. Pautsch also serves as one of our Directors since April 21, 2005. Mr. Pautsch brings to Xact Aid a hands-on business management background. In 1994 he founded BP Custom Furnishing located in Westlake Village, California, a company known for its excellence in refinishing of furniture, cabinetry, antique restoration and full service exterior and interior painting. From 1994 to present, Mr. Pautsch serves as Chief Executive Officer and is responsible for executive and operational management and new business promotion. From 1988 to 1994, Mr. Pautsch managed paint-related customer service for J.M. Peters, Newport Beach, California, a major regional developer and builder of upscale single-family residences. Also, during this period, Mr. Pautsch was contracted by the Department of Water and Power of the City of Los Angeles to develop a sexual harassment prevention program and co-developed a program for the City of Los Angeles.

Charles Miseroy was appointed Chief Financial Officer on September 20, 2005. Mr. Miseroy brings to our company nearly forty years of international financial and executive expertise and experience. From 1986 to the present, Mr. Miseroy has been a business and tax consultant to a variety of small to medium size companies, including First Gargo Net Inc. in Los Angeles, California and from 2000 to the present the Administrator for the Heard Family Trust in Pasadena, California. From 1979 to 1985 he served as Chief Financial Officer and Executive Vice President of N.I.D.C., (National Investment Development Corporation) located in Los Angeles, California, a major syndication and multi-dwelling residential development company. His background includes a six year tenure with Price Waterhouse & Co. in The Hague, Netherlands as a Chartered Accountant.

Fred De Luca serves as our Secretary and Director since September 20, 2005. Mr. De Luca practiced corporate law over a twenty nine year period until retiring in June 1989 to serve as legal consultant and director to various private and publicly traded companies. From July 1999 until January 2003, Mr. DeLuca served as Secretary and was a legal consultant to Quicktest 5, Inc. In January 2003, Quicktest 5, Inc. was the surviving company of a merger with a public company and became Addison-Davis Diagnostics, Inc., the predessor company. He continued to serve as Secretary and legal consultant to Addison-Davis Diagnostics, Inc. from January 2003 to the present. In addition, in September 2004 he became a director of Addison-Davis Diagnostics, Inc. From July 1995 to the present, Mr. DeLuca has also served as Secretary, director and consultant to Sound City Entertainment Group . From September 1989 to the present, Mr. DeLuca was and is a consultant to Automotive Racing Products. Mr. De Luca earned his undergraduate degree at University California Los Angeles (UCLA) and his law degree at Southwestern University School of Law.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2005, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

For the year ended June 30, 2005, the Company did not have formal written values and ethical standards. However, the Company's management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2005.

COMMITTEES OF THE BOARD OF DIRECTORS

We currently do not have any committees of our board of directors. In addition, since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. The Company intends to identify independent audit committee members, including a financial expert to serve on our audit committee and we expect this process to continue through 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation, including incentive stock option plan and non-plan compensation awarded to, earned by or paid to the CEO, President and CFO for all services rendered in all capacities to us for each of its last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION                      AWARDS                              PAYOUTS
                             --------------------------------------------------------------------------------------
                                                        Other          Restricted                            All Other
                                                        Annual         Stock        Securities     LTIP      Compen-
Name and Principal            Salary       Bonus        Compensation   Awards       Underlying     Payout    sation
Position               Year     ($)         ($)            ($)           ($)        Options/SARs     ($)        ($)
Federico G. Cabo,      2005     40,000        -              -          3,000            -            -          -
Chief Executive        2004                   -              -            -              -            -          -
Officer

STOCK OPTIONS

None

DIRECTOR COMPENSATION

There is no standard or individual compensation package for any of the directors.

EMPLOYMENT CONTRACTS

In September 2004 we entered into an employment agreement with Federico G. Cabo. The agreement is for a three year term, through September 13, 2007, and provides for a base salary of $60,000 per year, with annual increases, if any, as determined by the Board of Directors (the "Board"). The agreement also provides for a cash bonus of one percent (1%) conditioned upon us attaining sales, as defined by Generally Accepted Accounting Principles, in the amount of $2,500,000 and for each $2,500,000 thereafter up to an aggregate of $250,000 in bonus and $25,000,000 in sales and issuance of incentive stock options, if any, as determined by the Board. On September 20, 2005, Mr. Cabo resigned and the employment agreement was cancelled.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table identifies as of September 20, 2005 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of the common stock of the Company, and the number of and percent of the Company's common stock beneficially owned by:

o     all directors and nominees, naming them,

o     our executive officers,

o     our directors and executive officers as a group, without naming them, and

o persons or groups known by us to own beneficially 5% or more of our common stock:

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from September 22, 2005 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of September 22, 2005 have been exercised and converted.

--------------------------------------------------------------------------------
                                                  Beneficially    Percentage of
Name of Beneficial Owner        Title of Class       Owned        Common Stock *
--------------------------------------------------------------------------------
Fred Deluca                     Common Stock      6,000,000       50.4 %
c/o Xact Aid, Inc.,
143 Triunfo Canyon Road,
Suite 104,
Westlake Village, CA 91361

--------------------------------------------------------------------------------
Frederico G. Cabo               Common Stock      3,000,000       25.2 %
c/o Xact Aid, Inc.,
143 Triunfo Canyon Road,
Suite 104,
Westlake Village, CA 91361

--------------------------------------------------------------------------------
Robert G. Pautsch               Common Stock      500,000         4.2 %
c/o Xact Aid, Inc.,
143 Triunfo Canyon Road,
Suite 104,
Westlake Village, CA 91361

--------------------------------------------------------------------------------
Charles Miseroy                 Common Stock      0               0
c/o Xact Aid, Inc.,
143 Triunfo Canyon Road,
Suite 104,
Westlake Village, CA 91361

--------------------------------------------------------------------------------
All officers and Directors      Common Stock      9,500,000       79.8 %
As a Group (3 persons)

--------------------------------------------------------------------------------

* Based on 11,901,000 shares of common stock outstanding as of September 22 2005, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of the holder of such options or warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2005, the Company issued 3,000,000 restricted shares of its common stock to Federico G. Cabo, the Company's Chief Executive Officer and a Director as compensation under his employment agreement valued at $3,000 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

In May 2005, the Company issued 6,000,000 restricted shares of its common stock to Fred De Luca, a former secretary and director of the Company as compensation pursuant to a consulting agreement valued at $6,000 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

In May 2005, the Company issued 500,000 restricted shares of its common stock to Robert G. Pautsch, a director of the company as compensation pursuant to a consulting agreement valued at $500 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

ITEM 13. EXHIBITS

3.1   Certificate of Incorporation, dated as of April 19, 2004. (1)

3.2   By-Laws of Xact Aid Inc. (1)

10.1 Employment Agreement dated September 13, 2004 between Xact Aid, Inc. and Federico G. Cabo. (1)

10.2 Securities Purchase Agreement dated November 10, 2004 between Xact Aid, Inc. and various holders of the Company's 10% callable convertible notes.
      (1)

10.3 Registration Rights Agreement dated November 10, 2004 between the registrant and various holders of the registrant's c10% callable convertible notes. (1)

10.4 Warrant dated November 10, 2004 between the registrant and various holders of the registrant's 10% callable convertible notes. (1)

10.5 10% Callable Convertible Note entered into by the registrant and various holders on November 10, 2004. (1)

10.6 Security Agreement executed by the registrant in favor of the holders of the 10% Callable Convertible Notes. (1)

10.7  Agreement and Sale of Assets between Xact Aid, Inc. and QT5, Inc. (2)
      3/8/05

10.8  Consulting Agreement with Fred DeLuca. (3)

10.9  Consulting Agreement with Dan Savino. (4)

10.10 Consulting Agreement with Ben Kirk. (4)

10.11 Written Summary of Oral Agreement with Tacna International. (4)

23.1  Consent of Armando C. Ibarra, C.P.A*

31.1  Certification by Chief Executive Officer pursuant to Sarbanes Oxley
      Section 302. *

31.2  Certification by Chief Financial Officer pursuant to Sarbanes Oxley
      Section 302.*

32.1  Certification by Chief Executive Officer pursuant to 18 U.S.C. Section
      1350.*

32.2 Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.*

* Filed herewith

(1) Filed as an exhibit to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form SB-2/A Registration Statement filed with the Securities and Exchange Commission on March 8, 2005 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form SB-2/A Registration Statement filed with the Securities and Exchange Commission on March 21, 2005 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form SB-2/A Registration Statement filed with the Securities and Exchange Commission on April 14, 2005 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2005 and June 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                      June 30, 2005              June 30, 2004
                                      -------------              -------------

(i)      Audit Fees                     $  6,500                    $     --
(ii)     Audit Related Fees             $  1,500                    $     --
(iii)    Tax Fees                       $     --                    $     --
(iv)     All Other Fees                 $    275                    $     --

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Company does not have an audit committee. Therefore, the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

                                   SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 XACT AID, INC.

Date: September 27, 2005

                                  By: /s/ Robert G. Pautsch
                                      ------------------------------------------
                                      Robert G. Pautsch, Chief Executive Officer

                                  By: /s/ Charles Miseroy
                                      ------------------------------------------
                                      Charles Miseroy, Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                   Title                                  Date

/s/ Robert G. Pautsch  Chief Executive Officer, President     September 27, 2005
---------------------  and Director
Robert G. Pautsch

/s/ Charles Miseroy    Chief Financial Officer                September 27, 2005
---------------------
Charles Miseroy

/s/ Fred DeLuca        Secretary                              September 27, 2005
---------------------
Fred DeLuca