Form 10QSB
period 2005-09-30
XACT AID INC
filed 2005-11-16
CIK 1309346

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-120807

                                 XACT AID, Inc.

                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                        11-3718650
      (State Or Other Jurisdiction Of                      (I.R.S. Employer
       Incorporation Or Organization)                      Identification No.)

     143 Triunfo Canyon Road, Suite 104, Westlake Village, California 91362
               (Address Of Principal Executive Offices) (Zip Code)

                                  805-494-3884
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Transitional Small Business Disclosure Format: Yes |_| No |X|

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on November 1, 2005 was 12,773,521

                                 Xact Aid, Inc.

                              Index to Form 10-QSB

                                                                            Page

Part I-- FINANCIAL INFORMATION
         Item 1. Financial Statements
               Balance Sheet at September 30, 2005 (Unaudited)               2
               Statements of Operations for the Three Months
                  Ended September 30, 2005 and 2004                          3
               Statements of Cash Flows for the Three Months Ended
                  September 30, 2005 and 2004                                4
               Notes to Financial Statements                                 6
         Item 2. Management's Discussion and Analysis                       15
         Item 3. Controls and Procedures                                    18

Part II-- OTHER INFORMATION
         Item 1.  Legal Proceedings                                         18
         Item 2.  Change in Securities and Use of Proceeds                  18
         Item 3.  Defaults Upon Senior Securities                           19
         Item 4.  Submission of Matters to a Vote of Securities Holders     19
         Item 5.  Other Information                                         19
         Item 6.  Exhibits and Reports on Form 8-K                          19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XACT AID, INC.

                                  BALANCE SHEET

                                     ASSETS                             September 30, 2005
                                                                           -----------
Current assets:
     Cash                                                                  $     1,138
     Inventories                                                                42,898
     Prepaid expenses                                                            6,898
     Notes receivable                                                           20,000
                                                                           -----------

         Total current assets                                                   70,934

Pending Patent                                                               1,000,000
Note receivable from a related party                                            91,958
Deferred financing cost, net of accumulated amortization of $39,556             29,128
Other assets                                                                       225
                                                                           -----------

                                                                           $ 1,192,245
                                                                           ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                                 $    51,160
     Notes payable                                                              10,702
     Notes payable - assignment of pending patent                              500,000
     Notes payable to related parties                                           43,000
                                                                           -----------

         Total current liabilities                                             604,862

Convertible notes payable, net of unamortized debt discount of $58,494         941,506
Note payable -assignment of pending patent
                                                                               500,000

         Total liabilities                                                   2,046,368
                                                                           -----------

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 100,000,000 shares authorized;
       11,901,000 shares issued and outstanding as of September 30, 2005        11,901
     Additional paid-in capital                                                648,232
     Accumulated deficit                                                    (1,514,256)
                                                                           -----------

         Total stockholders' deficit                                          (854,123)
                                                                           -----------

                                                                           $ 1,192,245
                                                                           ===========

                 See accompanying notes to financial statements

                                 XACT AID, INC.

                            STATEMENTS OF OPERATIONS

                                                                   For The               For The
                                                              Three Months Ended    Three Months Ended
                                                              September 30, 2005    September 30, 2004
                                                              ------------------    ------------------
Revenue                                                       $               --    $               --

Costs and expenses:
      Cost of revenue                                                         --                    --
      General and administrative                                         (81,821)              (39,906)
      -
                                                              ------------------    ------------------

Operating loss                                                           (81,821)              (39,906)

Other expense:
      Interest, net                                                     (239,357)                 (487)
      Other, net                                                           6,932                     5
                                                              ------------------    ------------------

Net loss                                                      $         (314,246)              (40,388)
                                                              ==================    ==================

Net loss available to common stockholders per common share:
      Basic and diluted                                       $            (0.12)   $           (40.62)
                                                              ==================    ==================

Weighted average shares outstanding:
      Basic and diluted                                                2,549,767                 1,000
                                                              ==================    ==================

See accompanying notes to financial statements

                                 XACT AID, INC.

                           D STATEMENTS OF CASH FLOWS

                                                                  For The               For The
                                                             Three Months Ended    Three Months Ended
                                                             September 30, 2005    September 30, 2004
                                                             ------------------    ------------------

Cash flows from operating activities:
   Net loss                                                  $         (314,246)   $          (40,621)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                         --                   495
       Amortization of debt discount and non-cash interest
         expense                                                        215,794                    --
         Changes in operating assets and liabilities
           Notes receivable                                             (20,000)                   --
           Note receivable from related party                            74,091                    --
           Deferred costs                                                13,176                    --
           Prepaid expenses                                               9,778                (5,200)
           Other assets                                                     160                    --
           Accounts payable and accrued expenses                        (37,395)                  912
                                                             ------------------    ------------------

   Net cash (used) in operating activities                              (58,682)              (44,414)
                                                             ------------------    ------------------

Cash flows from investing activities:
  Acquisition of pending patent                                      (1,000,000)                   --
                                                             ------------------    ------------------

   Net cash (used in) provided by investing activities               (1,000,000)                   --
                                                             ------------------    ------------------

Cash flows from financing activities:
   Payments on notes payable to related parties                              --              (248,957)
   Payments on capital leases                                                --                (1,573)
   Proceeds from notes payable-pending patent                         1,000,000                    --
                                                             ------------------    ------------------

   Net cash (used) provided by financing activities                   1,000,000              (250,530)
                                                             ------------------    ------------------

CONTINUED ...

                                 XACT AID, INC.

                                                                                        For The              For The
                                                                                   Three Months Ended   Three Months Ended
                                                                                   September 30, 2005   September 30, 2004
                                                                                   ------------------   ------------------
Net increase in cash                                                                          (58,682)            (294,944)

Cash, beginning of period                                                                      59,820              308,911
                                                                                   ------------------   ------------------

Cash, end of period                                                                             1,138   $           13,967
                                                                                   ==================   ==================

Supplemental cash flow disclosures:

   Cash paid during the year for:
       Interest                                                                    $               --   $               22

                                                                                   ==================   ==================

Schedule of Non-Cash Activities:

   Issuance of equity instruments in connection with
   deferred finance costs                                                          $           13.176   $               --
                                                                                   ==================   ==================

   Amortization of deferred financing costs and debt discount against additional paid-in capital upon conversion of notes
   payable                                                                         $          215,794   $               --
                                                                                   ==================   ==================

                                 XACT AID, INC.
                        Notes to the Financial Statements
                            As of September 30, 2005

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - APPROVAL AS A PUBLICLY TRADING COMPANY

The application filed on Form 15c211 with the NASD to have its securities traded on the Over-The-Counter-Bulletin Board ("OTCBB") was approved effective October 23, 2005. The Company is trading on the OTCBB under the symbol XAID.

NOTE 5 - PENDING PATENT

In September 2005 we acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The the pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert") (see Note 12 - Significant Events). Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which we obtain financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment.

NOTE 6 - LOAN RECEIVABLE FROM RELATED PARTY

The Company has advanced funds to its former parent company, Addison-Davis Diagnostics, Inc., from which it was spun-off. The advances bear interest at the rate of 6% per annum and the principal balance and accrued interest are payable on demand.

NOTE 7 -  NOTES PAYABLE - PENDING PATENT

In September 2005 we acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The the pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert") (see Note 12 - Significant Events). Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which we obtain financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. $250,000 payable by issuance of common stock of the Company and the first $250,000 of the three annual installments of the $750,000 note are reflected as current liabilities.

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

In October 2004 the Company assumed a note from the Company's former parent company, Addison-Davis Diagnostics, Inc., in the amount of $68,000 to Fred De Luca, a former director and secretary of the Company. The note bears interest at the rate of 6% per annum and the principal and accrued interest is payable on demand. As of September 30, 2005 the remain balance on this note was $43,000. Fred De Luca has waived the accumulation of interest through September 30, 2005.

NOTE 9 - CALLABLE CONVERTIBLE NOTES PAYABLE

On November 10, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $1,000,000 principal amount 10% Callable Secured Convertible Notes ("November 2004 Convertible Notes"). As of September 30, 2005 the Company has issued $1,000,000 worth of November 2004 Callable Notes and has received $1,000,000 in gross proceeds. The November 2004 Convertible Notes are due two years from the date of issuance and $66,667 have been retained by the accredited investors for interest payments due for the initial eight months of the term. Prepayment of eight months of interest is a requirement of the November 2004 Callable Convertible Note financing. Such prepayment is required to be paid with the funding of each tranche. The total prepayment of interest at the rate of 10% per annum for an eight month period on the entire $1,000,000 financing equals $66,667. The November 2004 Callable Notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $1.00 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by forty five percent (45%).

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

NOTE 10 - NOTE PAYABLE - PENDING PATENT

In September 2005 we acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert") (see Note 12 - Significant Events). Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which we obtain financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. The second and third installments in the aggregate amount of $500,000 of the three annual installments on the $750,000 note are reflected as non-current liabilities.

NOTE 11 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended September 30, 2005, no shares of the Company's common stock were issued:

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

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been no options, stock awards or stock bonuses granted under the 2005 Plan, and the options, stock awards and stock bonuses available for grant at September 30, 2005 was 2,500,000.

WARRANTS

During the three month period ended September 30, 2005, no warrants to purchase shares of the Company's common stock were issued:

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LITIGATION - None

SIGNIFICANT EVENTS

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

NOTE 13 - RELATED PARTY TRANSACTIONS

See Note 6 and Note 8 for a description of any and all debt and or equity instruments issued to employees and other related parties.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company:

(i) issued 400,000 shares of the Company's common stock to a consultant for services under the 2005 Plan; and

(ii) entered into an Amendment (the "Amendment") to the Assignment of Pending Patent with Edward W. Withrow, III dated September 26, 2005 (the "Assignment"). In the Amendment, Mr. Withrow agreed to accept $25,000 cash in lieu of common stock of the Company valued at $50,000. The Company and Mr. Withrow also agreed that the balance of the equity portion of the consideration under the Assignment would be reduced to issuance of stock of the Company under the 2005 Plan valued at $200,000. Accordingly, on November 9, 2005, 500,000 shares of registered stock was issued representing a portion of the Company's common stock under the 2005 Plan issuable to Mr. Withrow; and

(iii) issued 500,000 shares of the Company's common stock to a consultant for services under the 2005 Plan.

(iv) is in technical default to its callable convertible note holders. The Company received a notice of conversion dated October 3, 2005 requesting that callable convertible notes in the aggregate amount of $10,614 be converted to common shares of stock in the Company (the "conversion shares"). The Company has not issued such conversion shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL OVERVIEW AND GOING CONCERN

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited balance sheet as of September 30, 2005 and the unaudited statements of operations and cash flows for the three month periods ended September 30, 2005 and 2004, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, policies that are particularly significant are stock-based compensation and revenue recognition. In addition, please refer to Note 1 to the accompanying condensed financial statements for further discussion of our significant accounting policies.

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

REVENUE RECOGNITION. We recognize revenue at the time of shipment of our products to customers. We are still in our initial stages of selling our new product line to customers or distributors

RESULTS OF OPERATIONS

During the three month periods ended September 30, 2005 and 2004, we had no revenues and no cost of sales. Our general and administrative expenses increased from $39,906 for the three month period ended September 30, 2004 to $81,821 for the three month period ended June 30, 2005, or an increase of $41,915. The increase in general and administrative expense for the three month period ended September 30, 2005 was due primarily to a combination of the following:

A decrease in selling expenses of approximately $37,868, including consulting fees of $27,000; and increases in (i) financial, legal and business consulting fees of approximately $50,577; (ii) approximately $22,727 of office and administrative support charges; and (iii) approximately $6,479 of other sundry expenses.

Other income (expense) for the three month periods ended September 30, 2005 and September 30, 2004 were made up of interest expense, amortization of debt discount and financing costs in the amount of $239,357 and $487, respectively. The increase in interest, debt discount and financing costs were in connection with our November 2004 convertible note financing.

As a result of the above, we incurred a net loss of $314,246 for the three month period ended September 30, 2005 as compared to a net loss of $40,388 for the three month period ended September 30, 2004.

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

In the fiscal year ended June 30, 2005, management successfully obtained additional capital through sales and issuance of convertible notes from which we received gross proceeds of $1,000,000. We utilized this financing in connection with marketing for and development of current and future products. However, the proceeds received from the sale and issuance of convertible notes will not provide all the additional capital necessary for us to become profitable. If we fail to earn revenues in an amount sufficient to fund our operations, we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

As of September 30, 2005, our current assets included $1,138 in cash and inventory valued at $42,898 consisting primarily of Xact Aid raw materials. We also had $6,889 in prepaid interest related to the callable convertible secured note financing and $20,000 in notes receivable. Other assets included a loan receivable from our former parent company in the amount of $91,958 and deposits of $225. Our current liabilities at September 30, 2005 included accounts payable and accrued expenses of $51,160, notes payable of $10,702, notes payable - pending patent of $500,000 (see Note 7 to Financial Statements) and notes payable due to parties related to us in the amount of $43,000.

We had a net loss of $314,246 for the three month period ended September 30, 2005 as opposed to a net loss of $40,388 for the three month period ended September 30, 2004. The increase in the net loss is attributable to the costs and expenses associated with our efforts to develop a new product.

Net cash used in operating activities was $58,682 for the three month period ended September 30, 2005. The primary use of cash for the three month period ended September 30, 2005 was to fund our net loss, offset by $215,754 for amortization of debt discount and non-cash interest expense. If we cannot generate sufficient funds to operate our business from product sales, we may be required to sell additional debt or equity securities or borrow funds from related parties. We cannot be certain that we will be successful in obtaining financing if we need it.

Net cash used in operating activities was $44,414 for the three month period ended September 30, 2004. The primary use of cash for the three month period ended September 30, 2004 was to fund our net loss.

There were no cash flows from investing activities for the three month periods ended September 30, 2005 and 2004.

There was no net cash provided by financing activities for the three month period ended September 30, 2005. Cash used in financing activities for the three month period ended September 30, 2004 included payments on notes payable to related parties in the amount of $248,957 and payments on capital leases of $1,573.

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

SIGNIFICANT EVENTS DURING THE CURRENT THREE MONTH PERIOD

See Note 12 in Notes To Financial Statements as of September 30, 2005.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.   Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32. Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 XACT AID, INC.

                                 By:/s/ Robert G. Pautsch
                                    -----------------------------------------
Date:  November 14, 2005                Robert G. Pautsch, President

                                 By:/s/ Charles Miseroy
                                    -----------------------------------------
Date:  November 14, 2005                Charles Miseroy, Chief Financial Officer