Form 10QSB
period 2005-12-31
XACT AID INC
filed 2006-02-21
CIK 1309346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    MARK ONE

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   Commission file number ____________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on February 17, 2006 was 13,413,521.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                 XACT AID, INC.

                              Index to Form 10-QSB

                                                                            Page

Part I-- FINANCIAL INFORMATION
         Item 1. Financial Statements
               Balance Sheet at December 31, 2005 (Unaudited)                F-1
               Statements of Operations for the Three Months
                  Ended December 31, 2005 and 2004                           F-2
               Statements of Operations for the Six Months
                  Ended December 31, 2005 and 2004                           F-2
               Statements of Cash Flows for the Six Months Ended
                  December 31, 2005 and 2004                                 F-3
               Notes to Financial Statements                                 F-5
         Item 2. Management's Discussion and Analysis
                 or Plan of Operation                                          2
         Item 3. Controls and Procedures                                       4

Part II-- OTHER INFORMATION
         Item 1.  Legal Proceedings                                            4
         Item 2.  Unregistered Sales of Equity
                  Securities and Use of Proceeds                               5
         Item 3.  Defaults Upon Senior Securities                              5
         Item 4.  Submission of Matters to a Vote of Securities Holders        5
         Item 5.  Other Information                                            5
         Item 6.  Exhibits                                                     5

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    XACT AID, INC.

                                    BALANCE SHEET
                                      UNAUDITED

                                        ASSETS
                                                                          December 31,
                                                                              2005
                                                                          -----------
Current assets:
     Cash                                                                 $       696
                                                                          -----------
         Total current assets                                                     696

       Deferred financing cost, net of accumulated
       amortization of $41,509                                                 27,175
       Other assets                                                             1,000
                                                                          -----------
         Total assets                                                     $    28,871
                                                                          ===========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable - assignment of pending patent-current portion             200,000
                                                                          -----------
         Total current liabilities                                            200,000

Convertible notes payable, net of unamortized debt discount of $422,603       577,397
Note payable -assignment of pending patent                                    750,000

         Total liabilities                                                  1,527,397
                                                                          -----------

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 100,000,000 shares authorized;
       13,413,521 shares issued and outstanding as of December 31, 2005        13,041
     Additional paid-in capital                                             1,536,201
     Accumulated deficit                                                   (3,047,768)
                                                                          -----------
         Total stockholders' deficit                                       (1,498,526)
                                                                          -----------
                                                                          $    28,871
                                                                          ===========

See accompanying notes to financial statements

                                       XACT AID, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                        Three Months Ended              Six Months Ended
                                    --------------------------    --------------------------
                                            December 31,                 December 31,
                                        2005           2004           2005           2004
                                    -----------    -----------    -----------    -----------
Revenue                             $        --    $        --    $       --    $         --

Costs and expenses:
    Cost of sales                            --             --            --              --
    General and administrative          574,900        313,944        656,721        353,950
                                    -----------    -----------    -----------    -----------

Loss from operations                   (574,900)      (313,944)      (656,721)      (353,945)
Other expense:
    Interest expense                     (8,842)       (63,457)      (248,199)       (63,457)
    Interest income                         806            --           2,738            260
    Other income (expense)             (950,576)           --        (945,576)             5
                                    -----------    -----------    -----------      ----------
   Total Other Income & (Expense)      (958,612)       (63,665)    (1,191,037)       (63,192)

Net loss                            $(1,533,512)     $(377,401)    (1,847,758)      (417,142)

Basic and diluted net loss per
  common share                      $     (0.11)   $     (0.19)   $     (0.13)   $     (0.21)
                                    ===========    ===========    ===========    ===========
Basic and diluted weighted
  average shares outstanding         14,608,279      2,001,000     14,608,279      2,001,000
                                    ===========    ===========    ===========    ===========

See accompanying notes to financial statements

                                            XACT AID, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                   For The               For The
                                                              Six Months Ended      Six Months Ended
                                                             December 31, 2005     December 31, 2004
                                                             ------------------    ------------------
Cash flows from operating activities:
   Net loss                                                  $       (1,847,758)   $        (417,412)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Stock issued for services                                        525,000
Depreciation and amortization                                                --                   416
       Amortization of debt discount and non-cash interest
         expense                                                        215,754                    --
         Changes in operating assets and liabilities
           Inventory                                                     42,898                  (168)
           Escrow receivable                                                 --               (15,160)
           Notes receivable                                             (20,000)              (23,474)
           Note receivable from related party                           166,049               289,895
           Deferred costs                                                15,129                43,269
           Prepaid expenses                                              16,676               (52,313)
           Other assets                                                    (615)                    --
           Accounts payable and accrued expenses                       (122,257)               42,620
                                                             ------------------    ------------------
   Net cash (used) in operating activities                           (1,009,124)             (898,358)
                                                             ------------------    ------------------
Cash flows from investing activities:
  Acquisition of pending patent                                              --                   --
                                                             ------------------    ------------------
   Net cash (used in) provided by investing activities                       --                   --
                                                             ------------------    ------------------
Cash flows from financing activities:
   Payments on notes payable to related parties                              --                    --
   Payments on capital leases                                                --                (2,067)
   Proceeds from notes payable-pending patent                           950,000                    --
   Change in convertible debenture                                           --                58,973
   Additional paid in capital                                                                 613,758
                                                             ------------------    ------------------
   Net cash (used) provided by financing activities                     950,000              (670,664)
                                                             ------------------    ------------------


CONTINUED ...

                                         XACT AID, INC.

                                           (UNAUDITED)

                                                                For The              For The
                                                           Six Months Ended      Six Months Ended
                                                           December 31, 2005    December 31, 2004
                                                           -----------------    -----------------
Net increase in cash                                                 (59,124)            (277,721)

Cash, beginning of year                                               59,820              308,911
                                                           -----------------    -----------------
Cash, end of period                                                      696    $          81,190
                                                           =================    =================
Supplemental disclosure of cash flow information:
      Cash paid during the year for:
            Interest                                       $          32,445    $          63,457
                                                           =================    =================
            Income taxes                                   $              --    $              --
                                                           =================    =================

                                 XACT AID, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying December 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - DESCRIPTION OF BUSINESS

The Company's new management team believes that it is no longer in the best interests of the Company and its shareholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. Management realizes that significant time and effort has been expended in that endeavor, but management also believes that the Company does not have the financial resources to successfully bring those products to market. In an effort to reduce the financial burden of the Company, management has successfully concluded a transaction in which it has favorably divested itself of the Xact Aid product line of wound-specific first aid kits.

In September 2005, the Company entered into a License Agreement with Addison-Davis Diagnostics, Inc. ("License Agreement") under which the Company licensed the right, worldwide, to utilize for commercial purposes under the Company's brand name, a patent-pending F.D.A. 510(K) cleared device to be utilized with a provisional patent application acquired through an Assignment of Pending Patent with Edward W. Withrow, III ("Patent Assignment"). The licensed device was intended to be utilized along with the provisional patent application product to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). The Company commenced to have protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and the Company had retained the services of Stark-SMO, located in Mill Valley, California to manage all

                                 XACT AID, INC.
            NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005

NOTE 3 - DESCRIPTION OF BUSINESS (CONTINUED)

phases of clinical trials for the STD Alert product. Stark-SMO is an innovative Site Management Organization with extensive experience in all phases of clinical trials. Furthermore, the Company is continuing negotiations with a multinational pharmaceutical company headquartered in India to form a joint venture to test, manufacture, register and distribute STD Alert in India. F.D.A. clearance is not mandatory in order to sell and market the STD Alert product outside the United States.

Recognizing the Company's distressed financial condition and the uncertainty regarding its ability to attract additional capital to proceed with the development of a new product, on December 22, 2005 the Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle). Brooke Carlyle is in the development stage of a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to: (i) sell,assign and transfer to Brooke Carlyle any and all of its rights title and interests in connection with the License Agreement and the Patent Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including (a) all goodwill appurtenant thereto; (b) inventory in the amount of 42,899; (c) confidential and proprietary information relating to the Xact Aid products; (d) Seller's domain names including source codes, user name and passwords; (e) all designs and copyrights in connection with the Trademark; and (f) all records and materials relating to suppliers and customer list; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. In consideration, Brooke Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488; (ii) guaranteed payment of the Company's $750,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company One Million (1,000,000) shares of Brooke Carlyle common stock. The Company intends to spin-off Brooke Carlyle and distribute all of its 1,000,000 shares to the Company's shareholders.

Further, the Company and the holder of the note representing the Company's obligation for the Patent Assignment have agreed in principal to convert the debt to equity in the Company, and are currently negotiating specific terms of the conversion.

NOTE 4 - APPROVAL AS A PUBLICLY TRADING COMPANY

The application filed on Form 15c211 with the NASD to have its securities traded on the Over-The-Counter-Bulletin Board ("OTCBB") was approved effective October 23, 2005. The Company is trading on the OTCBB under the symbol XAID.

NOTE 5 - PENDING PATENT

In September 2005 we acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Withrow") (the "Assignment of Pending Patent"). The pending patent was intended to be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which the Company obtains financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. On November 4, 2005, in an Amendment To Agreement of Pending Patent ("Amendment"), the Company and Withrow agreed that the Company shall pay Withrow the sum of Twenty Five Thousand ($25,000) in cash in lieu of issuing common stock of the Company valued at $50,000, thereby reducing the stock portion of the Company indebtedness to Withrow to restricted common stock of the Company, with piggyback rights, valued at $200,000. The Company paid Withrow $25,000 in November 2005.

NOTE 6 - NOTE RECEIVABLE FROM RELATED PARTY

The Company has advanced funds to its former parent company, Addison-Davis Diagnostics, Inc., from which it was spun-off. The advances bear interest at the rate of 6% per annum and the principal balance and accrued interest are payable on demand.

NOTE 7 - NOTES PAYABLE - PENDING PATENT

In September 2005 we acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert") Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which we obtain financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal

                                 XACT AID, INC.
            NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005

NOTE 7 - NOTES PAYABLE - PENDING PATENT (CONTINUED)

payment. On November 4, 2005, in an Amendment To Agreement of Pending Patent ("Amendment"), the Company and Withrow agreed that the Company shall pay Withrow the sum of Twenty Five Thousand ($25,000) in cash in lieu of issuing common stock of the Company valued at $50,000, thereby reducing the stock portion of the Company indebtedness to Withrow to restricted common stock of the Company, with piggyback rights, valued at $200,000. The Company paid Withrow $25,000 in November 2005. The amount of $200,000 payable by issuance of common stock of the Company is reflected as a current liability in the financial statements of the Company as at December 31, 2005. Further, the Company and the holder of the note representing the Company's obligation for the Patent Assignment have agreed in principal to convert the debt to equity in the Company, and are currently negotiating specific terms of the conversion.

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

In October 2004 the Company assumed a note from the Company's former parent company, Addison-Davis Diagnostics, Inc., in the amount of $68,000 to Fred De Luca, a former director and secretary of the Company. The note bears interest at the rate of 6% per annum and the principal and accrued interest is payable on demand. As of December 31, 2005 the remaining balance on this note was $43,000. Fred De Luca has waived the accumulation of interest through December 31, 2005.

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

NOTE 10 - NOTE PAYABLE - PENDING PATENT

In September 2005 we acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The the pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert") (see Note 12 - Significant Events). Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory

                                 XACT AID, INC.
            NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005

NOTE 10 - NOTE PAYABLE - PENDING PATENT (CONTINUED)

note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which we obtain financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. On November 4, 2005, in an Amendment To Agreement of Pending Patent ("Amendment"), the Company and Withrow agreed that the Company shall pay Withrow the sum of Twenty Five Thousand ($25,000) in cash in lieu of issuing common stock of the Company valued at $50,000, thereby reducing the stock portion of the Company indebtedness to Withrow to restricted common stock of the Company, with piggyback rights, valued at $200,000. The Company paid Withrow $25,000 in November 2005. The $750,000 note, due and payable in three annual installments of $250,000 each commencing on the date upon which the Company obtains financing of not less than $ 2 million, is reflected as a non-current liability in the financial statements of the Company as at December 31, 2005. Further, the Company and the holder of the note representing the Company's obligation for the Patent Assignment have agreed in principal to convert the debt to equity in the Company, and are currently negotiating specific terms of the conversion.

NOTE 11 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended December 31, 2005, shares of the Company's common stock were issued as follows:

In October 2005 the Company issued 900,000 shares of its common stock to two consultants in exchange for services rendered and to be rendered valued at $477,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In November 2005 the Company issued 25,000 shares of its common stock to two consultants in exchange for services rendered and to be rendered valued at $5,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In November 2005 the Company issued 500,000 shares of its common stock in connection with an Amendment (the "Amendment") to the Assignment of Pending Patent with Edward W. Withrow, III ("Withrow") dated September 26, 2005 (the "Assignment"). In the Amendment, Withrow agreed to accept $25,000 cash in lieu of common stock of the Company valued at $50,000. The Company and Withrow further agreed that the balance of the equity portion of the consideration under the Assignment would be reduced to issuance of registered stock of the Company valued at $200,000. Accordingly, on November 9, 2005, 500,000 shares of registered stock was issued representing a portion of the Company's common stock obligation due to Withrow. On November 23, 2005, upon mutual agreement between Withrow and the Company, the 500,000 share certificate was surrendered to the Company and cancelled.

In November 2005 the Company issued 15,000 shares of its common stock in exchange for edgarizing services rendered valued at $3,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by
Section 4 (2) of the Securities Act of 1933.

In December 2005 the Company issued 200,000 shares of its common stock to a consultant in exchange for services rendered and to be rendered valued at $40,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

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

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have

                                 XACT AID, INC.
            NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005

NOTE 11 - STOCKHOLDERS' DEFICIT (CONTINUED)

been 1,540,000 shares of stock awarded to various consultants for services rendered or to be rendered. No options or stock bonuses were granted under the 2005 Plan, and the options, stock awards and stock bonuses available for grant at December 31, 2005 was 960,000.

WARRANTS

During the three month period ended December 31, 2005, no warrants to purchase shares of the Company's common stock were issued:

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company received a notice of conversion dated October 3, 2005 requesting that callable convertible notes in the aggregate amount of $10,614 be converted to common shares of stock in the Company (the "conversion shares"). The Company has not issued such conversion shares and is in technical default to its callable convertible note holders.

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

NOTE 14- OTHER EXPENSE

In accordance with the terms of the acquisition of 100% of the common stock of Brooke Carlyle Life Sciences, Inc. ("Brooke Carlyle"), the Company's wholly-owned subsidiary (see Note 3 - Description of Business in Notes To The Financial Statements), the Company received one million shares of Brooke Carlyle common stock.. The Company, in recording the Brooke Carlyle acquisition, has reflected those one million shares in Other Assets at $1,000 on the Balance Sheet as at December 31, 2005, or par value of the Brooke Carlyle stock and an associated Other Expense charge in the amount of $ 934,636 on the Income Statement for the Six Month Period Ended December 31, 2005. On December 22, 2005, by unanimous consent of the Board of Directors, the Company is holding such shares pending the spin-off of Brooke Carlyle and the filing with the S.E.C. of a registration statement registering the one million shares to be distributed, proportionately, to the shareholders of Xact Aid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL OVERVIEW AND GOING CONCERN

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited balance sheet as of December 31, 2005 and the unaudited statements of operations and cash flows for the three and six month periods ended December 31, 2005 and 2004, respectively, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our new management team believes that it is no longer in our best interests or that of our shareholders to continue pursuing sales and marketing efforts for the wound specific first aid kit line of products, and we are seeking a transaction in which we can favorably divest ourselves of that product line. Recognizing our distressed financial condition and the uncertainty regarding our ability to attract additional capital to proceed with the development of a new product, on December 22, 2005 we acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle). Brooke Carlyle is in the development stage of a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, we agreed to: (i) sell,assign and transfer to Brooke Carlyle any and all of our rights title and interests in connection with the License Agreement and the Patent Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including (a) all goodwill appurtenant thereto; (b) inventory in the amount of 42,899; (c) confidential and proprietary information relating to the Xact Aid products; (d) Seller's domain names including source codes, user name and passwords; (e) all designs and copyrights in connection with the Trademark; and (f) all records and materials relating to suppliers and customer list; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. . In consideration, Brooke Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488;
(ii) guaranteed payment of the Company's $750,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company One Million (1,000,000) shares of Brooke Carlyle common stock. The Company intends to spin-off Brooke Carlyle and distribute all of its 1,000,000 shares to the Company's shareholders.

Further, we and the holder of the note representing our obligation for the Patent Assignment have agreed in principal to convert the debt to equity of our Company, and are currently negotiating specific terms of the conversion.

Management recognizes our inability to generate additional resources to fund overhead and eventually achieve revenue and sustained profitability under our existing conditions We believe that Brooke Carlyle, after it has been spun-off, will have a greater degree of success in raising the capital required to develop and bring the new product to market, and eventually increase shareholder value.

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

REVENUE RECOGNITION. We recognize revenue at the time of shipment of our products to customers. We have not generated any revenue to date.

RESULTS OF OPERATIONS

During the three month periods ended December 31, 2005 and 2004, we had no revenues and no cost of sales. Our general and administrative expenses increased from $313,982 for the three month period ended December 31, 2004 to $574,900 for the three month period ended December 31, 2005, or an increase of $260,917. The increase in general and administrative expense for the three month period ended December 31, 2005 was due primarily to a net combination of the following:

An increase in consulting fees of approximately $407,684, representing the value of the Company's common stock issued to various consultants in lieu of cash for business advisory services; and decreases in selling expenses of approximately $27,981, including consulting fees of $17,900, a decrease in executive salaries of approximately $15,000, a decrease in office and administrative support charges of approximately $101,819, and approximately $1,985 of other sundry expenses.

Other income (expense) for the three month periods ended December 31, 2005 and December 31, 2004 were made up of net interest expense, other expenses (including $934,636 in connection with the acquisition of our wholly-owned subsidiary), amortization of debt discount and financing costs in the amount of $958,612 and $63,665, respectively. The increase in interest, debt discount and financing costs were in connection with our November 2004 convertible note financing.

As a result of the above, we incurred a net loss of $1,533,512 for the three month period ended December 310, 2005 as compared to a net loss of $377,401 for the three month period ended December 31, 2004.

During the six month periods ended December 31, 2005 and 2004, we had no revenues and no cost of sales. Our general and administrative expenses increased from $353,950 for the six month period ended December 31, 2004 to $656,721 for the six month period ended December 31, 2005, or an increase of $302,771. The increase in general and administrative expense for the six month period ended December 31, 2005 was due primarily to a combination of the following:

Increase in consulting services of approximately $458,261, however included in the total of $602,577 for the period, $528,900 was paid through issuance of the Company's common stock in lieu of cash, increase in stock transfer agent fees of approximately $4,855; offset by a decrease in selling and marketing consulting fees of approximately $44,900, decrease in executive compensation of approximately $15,000, decrease of approximately $20,948 in various marketing expenses, a decrease in office and administrative charges of approximately $79,092 and a decrease in other sundry expenses of approximately $344.

Other expense (net) for the six month periods ended December 31, 2005 and December 31, 2004 included primarily interest expense, other expenses (including $934,636 in connection with the acquisition of our wholly-owned subsidiary), amortization of debt discount and financing costs in the amount of $1,191,037 and $63,192, respectively. The increase in interest, debt discount and financing costs were in connection with our November 2004 convertible note financing.

As a result of the above, we incurred a net loss of $1,847,758 for the six month period ended December 31, 2005 as compared to a net loss of $417,142 for the six month period ended December 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

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

In November 2004, management successfully obtained additional capital through sales and issuance of convertible notes from which we received gross proceeds of $1,000,000. We utilized this financing in connection with marketing for and development of then current and future products. However, the proceeds received from the sale and issuance of convertible notes will not provide all the additional capital necessary for us to become profitable. If we fail to earn revenues in an amount sufficient to fund our operations, we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

As of December 31, 2005, our current assets were comprised of $696 in cash. Other assets included unamortized deferred financing costs in connection with our convertible financing in the amount of 27,175 and $1,000 in connection with the acquisition of our wholly-owned subsidiary. Our current liabilities as at December 31, 2005 included an amount payable in connection with pending patent (current portion) of $200,000. Other liabilities included convertible notes payable of $577,397, net of unamortized debt discount of $422,603 and notes payable in connection with pending patent in the amount of $750,000.

We had a net loss of $1,533,512 for the three month period ended December 31, 2005 as opposed to a net loss of $377,401 for the three month period ended December 31, 2004. The increase in the net loss is attributable to the costs and expenses associated with our efforts to develop a new product.

Net cash used in operating activities was $1,109,124 for the six month period ended December 31, 2005. The primary use of cash for the six month period ended December 31, 2005 was to fund our net loss, offset by $215,754 for amortization of debt discount and non-cash interest expense. If we cannot generate sufficient funds to operate our business from product sales, we may be required to sell additional debt or equity securities or borrow funds from related parties. We cannot be certain that we will be successful in obtaining financing if we need it.

There were no cash flows from investing activities for the six month periods ended December 31, 2005 and 2004.

Our wound specific first aid kits product has not generated revenue, and divestiture of that product line may or may not result in revenue to us. It is the opinion of management that, based upon difficulty in obtaining additional capital, development of new products will be curtailed for the forseeable future.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended December 31, 2005, shares of the Company's common stock were issued as follows:

In October 2005 the Company issued 900,000 shares of its common stock to two consultants in exchange for services rendered and to be rendered valued at $477,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In November 2005 the Company issued 25,000 shares of its common stock to two consultants in exchange for services rendered and to be rendered valued at $5,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In November 2005 the Company issued 500,000 shares of its common stock in connection with an Amendment (the "Amendment") to the Assignment of Pending Patent with Edward W. Withrow, III ("Withrow") dated September 26, 2005 (the "Assignment"). In the Amendment, Withrow agreed to accept $25,000 cash in lieu of common stock of the Company valued at $50,000. The Company and Withrow further agreed that the balance of the equity portion of the consideration under the Assignment would be reduced to issuance of registered stock of the Company valued at $200,000. Accordingly, on November 9, 2005, 500,000 shares of registered stock was issued representing a portion of the Company's common stock obligation due to Withrow. On November 23, 2005, upon mutual agreement between Withrow and the Company, the 500,000 share certificate was surrendered to the Company and cancelled.

In November 2005 the Company issued 15,000 shares of its common stock in exchange for edgarizing services rendered valued at $3,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by
Section 4 (2) of the Securities Act of 1933.

In December 2005 the Company issued 200,000 shares of its common stock to a consultant in exchange for services rendered and to be rendered valued at $40,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company received a notice of conversion dated October 3, 2005 requesting that callable convertible notes in the aggregate amount of $10,614 be converted to common shares of stock in the Company (the "conversion shares"). The Company has not issued such conversion shares and is in technical default to its callable convertible note holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)   Exhibits

      31.1  Certification by Chief Executive Officer pursuant to Sarbanes Oxley
            Section 302

      31.2  Certification by Chief Financial Officer pursuant to Sarbanes Oxley
            Section 302

      32.1  Certification by Chief Executive Officer pursuant to 18 U.S. C.
            Section 1350

      32.2  Certification by Chief Financial Officer pursuant to 18 U.S. C.
            Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 XACT AID, INC.


                                 By:/s/ Robert G. Pautsch
                                    --------------------------------------------
Date:  February 21, 2006            Robert G. Pautsch, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                 By:/s/ Charles Miseroy
                                    --------------------------------------------
Date:  February 21, 2006            Charles Miseroy, Chief Financial Officer
                                    (Principal Accounting and Financial Officer)