Form 10QSB
period 2006-03-31
XACT AID INC
filed 2006-05-19
CIK 1309346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on May 15, 2006 was 13,576,021.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                 Xact Aid, Inc.

                              Index to Form 10-QSB

                                                                            Page

Part I-- FINANCIAL INFORMATION
         Item 1. Financial Statements
               Balance Sheet at March 31, 2006 (Unaudited)                  F-1
               Statements of Operations for the Three and Nine Months
                  Ended March 31, 2006 and 2005                             F-2
               Statements of Cash Flows for the Nine Months
                  Ended March 31, 2006 and 2005                             F-3
               Notes to Financial Statements                                F-4
         Item 2. Management's Discussion and Analysis
                 or Plan of Operation                                         2
         Item 3. Controls and Procedures                                      4

Part II-- OTHER INFORMATION
         Item 1.  Legal Proceedings                                           4
         Item 2.  Unregistered Sales of Equity
                  Securities and Use of Proceeds                              4
         Item 3.  Defaults Upon Senior Securities                             4
         Item 4.  Submission of Matters to a Vote of Securities Holdrs        4
         Item 5.  Other Information                                           4
         Item 6.  Exhibits                                                    4

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 XACT AID, INC.

                                  BALANCE SHEET
                                    UNAUDITED

                                     ASSETS                               March 31, 2006
                                                                          --------------
Current assets:
     Cash                                                                 $        1,088
                                                                          --------------

         Total current assets                                                      1,088

     Deferred financing cost, net of accumulated
       amortization of $54,685                                                    13,999
     Other assets                                                                  1,000
                                                                          --------------

         Total assets                                                     $       16,087
                                                                          ==============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable - assignment of pending patent-current portion                200,000
                                                                          --------------

         Total current liabilities                                               200,000

Convertible notes payable, net of unamortized debt discount of $336,302          663,698
Note payable -assignment of pending patent                                       750,000

         Total liabilities                                                     1,613,698
                                                                          --------------

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 100,000,000 shares authorized;
       13,576,021 shares issued and outstanding as of March 31, 2006              13,576
     Additional paid-in capital                                                1,324,416
     Accumulated deficit                                                      (2,935,603)
                                                                          --------------

         Total stockholders' deficit                                          (1,597,611)
                                                                          --------------

                                                                          $       16,087
                                                                          ==============

See accompanying notes to financial statements

                                 XACT AID, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended              Nine Months Ended
                                    --------------------------    --------------------------
                                               March 31,                     March 31,
                                          2006           2005           2006           2005
                                    -----------    -----------    -----------   ------------
Revenue                             $        --    $        --    $       --    $         --

Costs and expenses:
    Cost of sales                            --             --            --              --
    General and administrative         (208,120)       144,022        448,601        497,911
                                    -----------    -----------    -----------    -----------

Profit (Loss) from operations           208,120       (144,022)      (448,601)      (497,911)
                                    -----------    -----------    -----------    -----------
Other expense:
    Interest expense                    (99,477)      (185,331)      (347,676)      (249,275)
    Interest income                          --          2,250          2,738          2,510
    Other income (expense)                3,522          2,353       (942,054)         2,358
                                    -----------    -----------    -----------      ----------
   Total Other Income & (Expense)       (95,955)      (180,728)    (1,286,992)      (244,407)


Net profit (loss)                      $112,165      $(324,750)    (1,735,593)      (742,318)


Basic and diluted net loss per
  common share                      $      0.01   $      (0.16)   $     (0.14)   $     (0.74)
                                    ===========    ===========    ===========    ===========

Basic and diluted weighted
  average shares outstanding         12,004,908      2,001,000     12,004,908      1,001,500
                                    ===========    ===========    ===========    ===========

See accompanying notes to financial statements

                                 XACT AID, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For The                  For The
                                                                Nine Months Ended       Ninx Months Ended
                                                                  March 31, 2006          March 31, 2005
                                                              --------------------    --------------------
Cash flows from operating activities:
   Net loss                                                   $         (1,735,593)   $           (742,318)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Stock issued for services                                           137,997                      --
       Interest income on advances to a related party                           --                  (4,861)
       Amortization of debt discount and non-cash interest
         expense                                                           277,808                 164,231
         Changes in operating assets and liabilities
           Inventory                                                        42,898                 (42,730)
           Accounts receivable                                                  --                 (15,160)
           Note receivable from related party                              166,049                      --
           Deferred costs                                                   28,305                 (29,546)
           Prepaid expenses                                                 16,676                (153,331)
           Other assets                                                       (615)                     --
           Accounts payable and accrued expenses                           (88,555)                113,804
                                                              --------------------    --------------------

   Net cash (used) in operating activities                              (1,155,030)               (709,911)
                                                              --------------------    --------------------

   Net cash (used in) provided by investing activities                          --                      --


Cash flows from financing activities:
   Payments on notes payable to related parties                                 --                (306,597)
   Proceeds from note issuance                                             950,000                 700,000
   Proceeds from common stock                                                   --                   2,000
   Proceeds from notes payable                                             146,298                   6,002
                                                              --------------------    --------------------

   Net cash (used) provided by financing activities                      1,096,298                 401,405
                                                              --------------------    --------------------
Net increase (decrease)in cash                                             (58,732)               (308,506)

Cash, beginning of year                                                     59,820                 308,911
                                                              --------------------    --------------------

Cash, end of period                                           $              1,088    $                405
                                                              ====================    ====================
Supplemental disclosure of cash flow information:

      Cash paid during the year for:
            Interest                                          $                 --    $                 22
                                                              ====================    ====================
Schedule of Non-cash activities

      Issuance of equity instruments for services             $            525,000    $                 --
      Issuance of equity instruments in connection with
      Deferred finance costs                                  $             13,176    $                 --
                                                              ====================    ====================

Amortization of deferred financing costs and debt discount
Against additional paid-in capital upon conversion of notes
Payable                                                       $            215,754    $                 --
                                                              ====================    ====================

See accompanying notes to financial statements

                                 XACT AID, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                              As of March 31, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

Xact Aid, Inc. was formed in the State of Nevada on April 19, 2004. On April 30, 2004, the Company issued 1,000 shares of our common stock (representing all of its issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (F/K/A QT5, Inc.), a Delaware corporation ("Addison-Davis"), in consideration of Addison-Davis advancing start-up and operating capital in the aggregate amount of $191,682 to the Company. The Company repaid this amount in November 2004 and December 2004. On August 30, 2004, the Company filed a trademark application for "Xact Aid." On October 15, 2004, the Company assumed a $68,000 promissory note payable by Addison-Davis and secured by the assets of Addison-Davis in order to facilitate the Company's anticipated spin-off from Addison-Davis.

On November 15, 2004, the Company acquired the Xact Aid line of first aid products for minor injuries. from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between the Company and Addison-Davis. The assets acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, the Company agreed to
(i) repay funds advanced by Addison-Davis for the Company's operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004 in the aggregate amount of $191,682 ; (ii) assume a promissory note issued to Xact Aid Investments in the amount of approximately $15,700 and
(iii) issue to Addison-Davis 2,000,000 shares of the Company's common stock.

From the Company's inception to May 9, 2005, the date that the Company was spun-off from Addison-Davis, Addison-David was the Company's sole stockholder and as such the Company was a wholly-owned subsidiary of Addison-Davis and included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission.

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

NOTE 3 - DESCRIPTION OF BUSINESS

In November 2004, the Company acquired the Xact Aid line of wound specific first aid products for minor injuries (see Note 2).

In September 2005, the Company entered into a License Agreement with Addison-Davis Diagnostics, Inc. ("License Agreement") under which the Company licensed the right, worldwide, to utilize for commercial purposes under the Company's brand name, a patent-pending F.D.A. 510(K) cleared device to be utilized with a provisional patent application acquired through an Assignment of Pending Patent with Edward W. Withrow, III ("Patent Assignment"). The licensed device was intended to be utilized along with the provisional patent application product to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). The Company commenced having protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and the Company had retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product. Stark-SMO is an innovative Site Management Organization with extensive experience in all phases of clinical trials.

                                 XACT AID, INC.
             NOTES TO THE FINANCIAL STATEMENTS As of March 31, 2006

NOTE 3 - DESCRIPTION OF BUSINESS (continued)

On December 22, 2005 the Company entered into a transaction divesting itself of certain assets for which the Company, in management's opinion, could not attract capital to successfully exploit, in return for the assumption of certain liabilities, a guarantee to pay another significant liability, and all of the common stock of a development stage company. The Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle). Brooke Carlyle is in the development stage of a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to: (i) sell,assign and transfer to Brooke Carlyle any and all of its rights title and interests in connection with the License Agreement and the Patent Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including all its related rights, titles and inventory; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. In consideration, Brooke
Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488; (ii) guaranteed payment of the Company's $950,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company One Million (1,000,000) shares of Brooke Carlyle common stock. For the period December 21, 2005 (date of inception) to March 31, 2006, Brooke Carlyle had a net loss of $4,522, assets in the amount of $103,488 and liabilities in the amount of $107,010.

On March 3, 2006, the Company entered into a non-binding letter of intent with a private corporation under which the Company intends to acquire not less than 99.92% of the capital stock of the private corporation in exchange for the issuance of shares of the Company's Preferred Stock which were authorized on April 6, 2006 (see Note 12) and which will be convertible into 95% of the outstanding capital stock of the Company (the "Share Exchange"). It is contemplated that on or prior to the closing of the proposed Share Exchange, the holders of the Company's 10% Callable Secured Convertible Notes in the aggregate amount of $1,000,000 will convert into approximately 44,060,282 shares of the Company's common stock and the holder of a certain note under the Company's assignment of pending patent in the aggregate principal amount of $950,000 will convert such amount into an aggregate of approximately 16,600,000 restricted shares of the Company's common stock. On or prior to the completion of the Share Exchange, the Company shall transfer all of its assets to a third party reasonably acceptable to the private corporation. On May 18, 2006, final definitive agreement to complete the Share Exchange was executed by the Company. The Company anticipates the full execution and effectiveness of the Share Exchange to occur on or before May 26, 2006. Also, in order to satisfy the asset transfer provision in the Share Exchange transaction, the Company abandoned its plan to spin-off and distribute to its shareholders the 1,000 shares of Brooke Carlyle Life Sciences, Inc. stock owned by the Company and sold the stock to a private corporation (see Note 12).

NOTE 4 - NOTES PAYABLE - PENDING PATENT

In September 2005 the Company acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert") Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which we obtain financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. On November 4, 2005, in an Amendment To Agreement of Pending Patent ("Amendment"), the Company and Withrow agreed that the Company shall pay Withrow the sum of Twenty Five Thousand ($25,000) in cash in lieu of issuing common stock of the Company valued at $50,000, thereby reducing the stock portion of the Company indebtedness to Withrow to restricted common stock of the Company, with piggyback rights, valued at $200,000. The Company paid Withrow $25,000 in November 2005. The amount of $200,000 payable by issuance of common stock of the Company is reflected as a current liability in the financial statements of the Company as at March 31, 2006. Further, in accordance with the terms of the Share Exchange, the holder of the note representing the Company's obligation for the Patent Assignment shall convert the debt to equity in the Company (see Note 12).

NOTE 5 - CALLABLE CONVERTIBLE NOTES PAYABLE

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

                                 XACT AID, INC.
             NOTES TO THE FINANCIAL STATEMENTS As of March 31, 2006

NOTE 5 - CALLABLE CONVERTIBLE NOTES PAYABLE (continued)

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

Further, in accordance with the terms of the Share Exchange, the holders of the November 2004 Convertible Notes shall convert the entire aggregate debt to equity in the Company (see Note 12).

NOTE 6 - NOTE PAYABLE - PENDING PATENT

In September 2005 we acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III ("Assignment of Pending Patent"). The the pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert") (see Note 12 - Significant Events). Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which we obtain financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. On November 4, 2005, in an Amendment To Agreement of Pending Patent ("Amendment"), the Company and Withrow agreed that the Company shall pay Withrow the sum of Twenty Five Thousand ($25,000) in cash in lieu of issuing common stock of the Company valued at $50,000, thereby reducing the stock portion of the Company indebtedness to Withrow to restricted common stock of the Company, with piggyback rights, valued at $200,000. The Company paid Withrow $25,000 in November 2005. The $750,000 note, due and payable in three annual installments of $250,000 each commencing on the date upon which the Company obtains financing of not less than $ 2 million, is reflected as a non-current liability in the financial statements of the Company as at March 31, 2006. Further, in accordance with the terms of the Share Exchange, the holder of the note representing the Company's obligation for the Patent Assignment shall convert the debt to equity in the Company (see Note
12).

NOTE 7 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended March 31, 2006, shares of the Company's common stock were issued as follows:

In March 2006 the Company cancelled 500,000 shares of its common stock originally issued in October 2005 to a consultant upon the termination of the consultant's services and future services to be rendered to the Company. The Company originally issued the stock in October 2005, and the Company recorded the March 2006 cancellation as a reduction of consulting fees for the current three month period in the amount of $275,000, which amount represented the fair market value of the stock on the date of original issue

                                 XACT AID, INC.
             NOTES TO THE FINANCIAL STATEMENTS As of March 31, 2006

NOTE 7 - STOCKHOLDERS' DEFICIT (continued)

In March 2006 the Company issued 1,000,000 shares of its common stock to a related party consultant in exchange for services rendered and to be rendered valued at $60,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In March 2006 the Company issued 62,500 shares of its common stock in exchange for edgarizing services rendered valued at $3,750 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

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

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been 1,702,500 shares of stock awarded to various consultants for services rendered or to be rendered. No options or stock bonuses were granted under the 2005 Plan, and the options, stock awards and stock bonuses available for grant at March 31, 2006 was 797,500.

WARRANTS

During the three month period ended March 31, 2006, no warrants to purchase shares of the Company's common stock were issued:

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company received a notice of conversion dated October 3, 2005 requesting that callable convertible notes in the aggregate amount of $10,614 be converted to common shares of stock in the Company (the "conversion shares"). The Company has not issued such conversion shares and is in technical default to its callable convertible note holders. However, in accordance with the terms of the Share Exchange, the holders of the November 2004 Convertible Notes shall convert the entire aggregate debt to equity in the Company (see Note 12).

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

NOTE 9 - RELATED PARTY TRANSACTIONS

See Note 7 and Note 12 for a description of any and all debt and or equity instruments issued to employees and other related parties.

                                 XACT AID, INC.
             NOTES TO THE FINANCIAL STATEMENTS As of March 31, 2006

NOTE 10- OTHER EXPENSE

In accordance with the terms of the acquisition of the common stock of Brooke Carlyle Life Sciences, Inc. ("Brooke Carlyle") (see Note 3), the Company received one million shares of Brooke Carlyle common stock. The Company, in recording the Brooke Carlyle acquisition, has reflected those one million shares in Other Assets at $1,000 on the Balance Sheet as at March 31, 2006, or par value of the Brooke Carlyle stock and a related Other Expense charge in the amount of $ 934,636 on the Income Statement for the Nine Month Period Ended March 31, 2006 in order to properly reflect the cost basis for the one million shares of Brooke Carlyle at Brooke Carlyle's $0.001 par value per share.

NOTE 11 - CANCELLATION OF CONSULTING SHARES

In March 2006 the Company cancelled 500,000 shares of its common stock originally issued in October 2005 to a consultant upon the termination of the consultant's services and future services to be rendered to the Company. The Company originally issued the stock in October 2005, and the Company recorded the cancellation as a reduction of consulting fees in the Company's income statements for the three and nine month periods ended March 31, 2006 in the amount of $275,000, which amount represented the fair market value of the stock on the date of original issue

NOTE 12 - SUBSEQUENT EVENTS

Authorization of Preferred Stock

On April 6, 2006 the Company amended its Articles of Incorporation to provide for authorization of 100,000,000 shares of Preferred Stock.

Share Exchange

On May 18, 2006 the Company executed a Share Exchange Agreement ("Agreement") by and among the Company ("Company"), Fred De Luca, a related party of the Company ("Shareholder"), Corich, Enterprises, Ltd.and Herbert Adamczyk ("Sellers") and Technorient, Limited ("Technorient"), collectively referred to as the "Parties". The Company anticipates the full execution and effectiveness of the Agreement to occur on or before May 26, 2006. In accordance with the terms of the Agreement, the Company shall acquire not less than 99.92% of the capital stock of Technorient in exchange for the issuance of shares of the Company's Preferred Stock which were authorized on April 6, 2006 (see Note 12 - Subsequent Events - Authorization of Preferred Stock) and which will be convertible into 95% of the outstanding capital stock of the Company (the"Share Exchange"). It is understood in the Agreement that the intention of the Company is to acquire the benefits of the business owned and operated by Technorient. Conditions precedent to the closing of the Reverse Acquisition include, among other things, (i) that the holders of the Company's 10% Callable Secured Convertible Notes in the aggregate amount of $1,000,000 will convert into 45,264,032 shares of the Company's common stock; (ii) that the holder, a related party of the Company, of a certain note under the Company's assignment of pending patent in the aggregate principal amount of $950,000 will convert such amount into an aggregate of 16,600,000 restricted shares of the Company's common stock; and (iii) the Company shall have no assets or liabilities, it being understood that on or before the closing the Company shall transfer all of its assets, including the shares of Brooke Carlyle Life Sciences, Inc. to a third party or parties reasonably acceptable to Seller. In accordance with (iii) above, on May 4, 2006 the Company sold the one million shares of Brooke Carlyle Life Sciences, Inc. to a private company. Consideration received was $1,000 cash ($.001 par value of the Brooke Carlyle shares).

The business of Technorient, originally founded in 1975, is to import, market and distribute Maserati and Ferrari cars and to provide servicing and spare parts in the Hong Kong Special Administrative Region of the People's Republic of China and Macau. Technorient operates from six locations in Hong Kong and China incorporating sales, spare parts, servicing and body and paint shop facilities for Ferrari and Maserati. Revenues and net earnings for the year 2005 were approximately $49 million and $1.4 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL OVERVIEW AND GOING CONCERN

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated balance sheet as of March 31, 2006 and the unaudited consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 2006 and 2005, respectively, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company's new management team believes that it is no longer in the best interests of the Company and its shareholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. Management realizes that significant time and effort has been expended in that endeavor, but management also believes that the Company does not have the financial resources to successfully bring those products to market. Management also recognizes the Company's distressed financial condition and the difficulty and uncertainty regarding its ability to attract additional capital to utilize the patent assignment and license it had acquired in September 2005 and to proceed with the development of a new product. In an effort to bring revenues and profitable operations to the Company, management seeks to effect a transaction which would attract a viable business operation and liquidate its liabilities. In this regard, on May 18, 2006 the Company executed a Share Exchange Agreement (see Note 12 - Notes To The Financial Statements as of March 31, 2006).

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND
2005

During the three-month periods ended March 31, 2006 and 2005, we had no revenues and no cost of sales. Our general and administrative expenses decreased from $144,022 for the three month period ended March 31, 2005 to a negative $208,120 for the three month period ended March 31, 2006, or an decrease of $352,142. The decrease in general and administrative expense for the three month period ended March 31, 2006 included the Company's recording the cancellation of a consulting fee, originally paid and recorded in a previous quarter, as a reduction of consulting fees in the Company's general and administrative expense for the three month period ended March 31, 2006 in the amount of $275,000. If this adjustment were not included in the current quarter, general and administrative expenses would have been $66,180 and the decrease in general and administrative expense for the three-month period March 31, 2005 to March 31, 2006 would have been $77,842. That decrease was due to a net combination of the following:

An increase in consulting fees of approximately $9,230, decreases in selling and marketing expenses of approximately $31,737, a decrease in executive salaries of approximately $15,000, a decrease in office and administrative support charges of approximately $31,684 and a decrease in sundry other expenses in the amount of $8,651.

Other income (expense) for the three month periods ended March 31, 2006 and March 31, 2005 were made up of net interest expense, amortization of debt discount and financing costs in the amount of $99,477 and $182,978, respectively. The increase in interest, debt discount and financing costs were in connection with our November 2004 convertible note financing.

As a result of the above, we incurred a net profit of $112,165 for the three-month period ended March 31, 2006 as compared to a net loss of $324,750 for the three-month period ended March 31, 2005. Exclusive of the adjustment for cancellation of the consultant's fee as described above, we would have incurred a net loss for the three-month period ended March 31, 2006 in the amount of $162,835.

During the nine-month periods ended March 31, 2006 and 2005, we had no revenues and no cost of sales. Our general and administrative expenses decreased from $497,911 for the nine month period ended March 31, 2005 to $448,,601 for the nine month period ended March 31, 2006, or a decrease of $49,310. The decrease in general and administrative expense for the nine month period ended March 31, 2006 was due primarily to a combination of the following:

Increase in consulting services of approximately $192,491, however included in the total of $387,577 for the period, $307,000 was paid through issuance of the Company's common stock in lieu of cash, increase in stock transfer agent fees of approximately $8,324; offset by a decrease in selling and marketing expenses of approximately $97,585, decrease in office expenses of approximately $5,205, decrease in executive compensation of approximately $30,000, a decrease in office and administrative charges of approximately $110,776 and a decrease in other sundry expenses of approximately $6,559.

Other expense (net) for the nine month periods ended March 31, 2006 and March 31, 2005 included primarily interest expense, other expenses (including $934,636 in the current period in connection with the acquisition of Brooke Carlyle Life Sciences, Inc.), amortization of debt discount and financing costs in the amount of $1,293,252 and $246,922, respectively. The increase in interest, debt discount and financing costs were in connection with our November 2004 convertible note financing.

As a result of the above, we incurred a net loss of $1,735,593 for the nine-month period ended March 31, 2006 as compared to a net loss of $742,318 for the nine-month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

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

As of March 31, 2006, our current assets were comprised of $1,088 in cash. Other assets included unamortized deferred financing costs in connection with our convertible financing in the amount of $13,999 and $1,000 in connection with the acquisition of Brooke Carlyle Life Sciences, Inc. Our current liabilities as at March 31, 2006 included an amount payable in connection with pending patent (current portion) of $200,000. Other liabilities included convertible notes payable of $663,698, net of unamortized debt discount of $336,302 and notes payable in connection with pending patent in the amount of $750,000.

Net cash used in operating activities was $1,155,030 for the nine-month period ended March 31, 2006. The primary use of cash for the nine-month period ended March 31, 2006 was to fund our net loss, offset by $277,808 for amortization of debt discount and non-cash interest expense. If we cannot generate sufficient funds to operate our business from product sales, we may be required to sell additional debt or equity securities or borrow funds from related parties. We cannot be certain that we will be successful in obtaining financing if we need it.

There were no cash flows from investing activities for the nine month periods ended March 31, 2006 and 2005.

Our wound specific first aid kits product has not generated revenue, and divestiture of that product line may or may not result in revenue to us. It is the opinion of management that, based upon difficulty in obtaining additional capital, development of new products will be curtailed for the foreseeable future.

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

None

Item 3. Defaults Upon Senior Securities.

The Company received a notice of conversion dated October 3, 2005 requesting that callable convertible notes in the aggregate amount of $10,614 be converted to common shares of stock in the Company (the "conversion shares"). The Company has not issued such conversion shares and is in technical default to its callable convertible note holders. However, in accordance with the terms of the Reverse Acquisition, the holders of the November 2004 Convertible Notes shall convert the entire aggregate debt to equity in the Company (see Note 12 - Notes To Financial Statements as of March 31, 2006).

Item 4. Submission of Matters to a Vote of Security Holders.

On March 1, 2006, the majority stockholders of the Company authorized an amendment to the Company's articles of incorporation to increase the number of shares of authorized capital stock from 100,000,000 to 200,000,000 shares in the aggregate by authorizing 100,000,000 shares of "blank check" Preferred Stock, par value $.001 per share. As of the record date of March 1, 2006, Federico G. Cabo held 3,000,000 shares of common stock, Fred De Luca held 6,000,000 shares of common stock, and Robert Pautsch held 500,000 shares of common stock. Combined, they held 9,500,000 votes out of a total of 13,413,521 possible votes on each matter submitted to the stockholders. All of the aforementioned shareholders voted in favor of the foregoing proposals by resolution dated March 1, 2006. On April 19, 2006, we filed the amendment to our articles of incorporation with the Secretary of State of Nevada.

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

                               XACT AID, INC.


                                 By:/s/ Robert G. Pautsch
                                    -------------------------------------------
Date:  May 19, 2006                    Robert G. Pautsch, President and Chief
                                       Executive Officer (Principal Executive
                                       Officer)

                                 By:/s/ Charles Miseroy
                                    --------------------------------------------
Date:  May 19, 2006                    Charles Miseroy, Chief Financial Officer
                                       (Principal Accounting and Financial
                                       Officer)