Form 10KSB
period 2006-06-30
XACT AID INC
filed 2006-10-12
CIK 1309346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

                       Commission file number: 333-120807

                                 XACT AID, INC.
                 (Name of small business issuer in its charter)

                             ----------------------

                    Nevada                                   11-3718650
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)

      143 Triunfo Canyon Road, Suite 104
         Westlake Village, California                           91361
   (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (805) 494-3884

Securities registered pursuant to Section 12(b) of the Act:  None.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |_|

Issuer's revenues for its most fiscal year:  $-0-

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $5,770,419 as of September 28, 2006.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable.

At September 28, 2006, a total of 26,229,180 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Description of Business.............................................2

Item 2.    Description of Properties..........................................13

Item 3.    Legal Proceedings..................................................13

Item 4.    Submission of Matters to a Vote of Security Holders................13

                                     PART II

Item 5.    Market Information.................................................13

Item 6.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................15

Item 7.    Financial Statements...............................................18

Item 8.    Changes and Disagreements with Accountants on
               Accounting and Financial Disclosure............................18

Item 8A    Disclosure Controls and Procedures.................................18

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act............................................19

Item 10.   Executive Compensation.............................................21

Item 11.   Security Ownership of Certain Beneficial
               Owners and Management..........................................22

Item 12.   Certain Relationships and Related Transactions.....................23

Item 13.   Exhibits...........................................................23

Item 14.   Principal Accountant Fees and Services.............................26

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

      Xact Aid, Inc. was formed in the State of Nevada on April 19, 2004. On April 30, 2004, the Company issued 1,000 shares of our common stock (representing all of its issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (F/K/A QT5, Inc.), a Delaware corporation ("Addison-Davis"), in consideration of Addison-Davis advancing start-up and operating capital. On August 30, 2004, the Company filed a trademark application for "Xact Aid."

      On November 15, 2004, the Company acquired the Xact Aid line of first aid products for minor injuries. from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between the Company and Addison-Davis. The assets acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, the Company agreed to
(i) repay funds advanced by Addison-Davis for the Company's operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004; (ii) assume a promissory note issued to Xact Aid Investments and
(iii) issue to Addison-Davis 2,000,000 shares of the Company's common stock.

      From the Company's inception to May 9, 2005, the date that the Company was spun-off from Addison-Davis, Addison-David was the Company's sole stockholder and as such the Company was a wholly-owned subsidiary of Addison-Davis and included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission. Commencing with the fiscal year ended June 30, 2005, the Company has filed Form 10-KSB and Forms 10-QSB with the Securities and Exchange Commission

OUR BUSINESS

      On December 22, 2005 the Company entered into a transaction divesting itself of certain assets for which the Company, in management's opinion, could not attract capital to successfully exploit, in return for the assumption of certain liabilities, a guarantee to pay another significant liability, and all of the common stock of a development stage company. The Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle). Brooke Carlyle is in the development stage of a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to: (i) sell, assign and transfer to Brooke Carlyle any and all of its rights title and interests in connection with the License Agreement and the Patent Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including all its related rights, titles and inventory; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. In consideration, Brooke
Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488; (ii) guaranteed payment of the Company's $950,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company One Million (1,000,000) shares of Brooke Carlyle common stock.

      The Company's new management team believed that it was no longer in the best interests of the Company and its shareholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. Management realizes that significant time and effort has been expended in that endeavor, but management also believes that the Company does not have the financial resources to successfully bring those products to market. Management also recognized the Company's distressed financial condition and the difficulty and uncertainty regarding its ability to attract additional capital to utilize the patent assignment and license it had acquired in September 2005 and to proceed with the development of a new product. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction which would attract a viable business operation and liquidate its liabilities.

      On March 3, 2006, as a result of these decisions, the Company entered into a non-binding letter of intent ("LOI") with Technorient, Limited, a Hong Kong corporation ("Technorient") for a proposed acquisition of Technorient via a share exchange by and among the Company and Technorient, and Technorient and the Company commenced preparation of a definitive agreement.

      On May 4, 2006, in order to satisfy certain provisions in the Share Agreement, the Company entered into a Stock Purchase Agreement (the "Agreement") with Nexgen Biogroup, Inc. ("Nexgen"), for the sale of the 1,000,000 shares (the "Shares") of the common stock of Brooke Carlyle Life Sciences, Inc. ("Brooke Carlyle") held by the Company, which represents all or substantially all of the assets of the Company, for $1,000 cash, representing a consideration of $.001 per share of Brooke Carlyle, Brooke Carlyle's par value per Share (the "Sale"). The Board believes that the Sale of the Brooke Carlyle stock is in the best interests of the Company and its shareholders in order to satisfy and comply with the terms of the Share Exchange Agreement (the "Share Agreement") requiring the Sale of the Brooke Carlyle stock, as further explained below. The Board of Directors further believes that such Sale in connection with entering into the Share Agreement will provide to the Company the best opportunity to proceed with restructuring its business via the acquisition of Technorient.

      Brooke Carlyle is a development stage company in the business of developing biomedical testing products. In accordance with the terms of the Agreement, the Company agreed to: (i) sell, assign and transfer to Nexgen any and all of its rights, title and interests in Brooke Carlyle; and (ii) transfer to Nexgen 1,000,000 shares of Brooke Carlyle common stock.

      On April 7, 2006, in order to satisfy certain provisions in the Share Agreement, the Company amended its Articles of Incorporation for the authorization of 100,000,000 shares of preferred stock.

      On June 9, 2006, the Share Exchange Agreement (the "Share Agreement") was entered into by and among Technorient Limited, a Hong Kong corporation ("Technorient"), the Company, Fred De Luca, a director of the Company ("De Luca"); Corich Enterprises Inc., a British Virgin Islands corporation ("Corich"), and Herbert Adamczyk ("Adamczyk"). Subsequently, on July 15, 2006, the amended Share Exchange Agreement (the "Amended Share Agreement") was entered into by the parties which agreement replaced in its entirety and superseded the Share Agreement. Pursuant to the terms of the Amended Share Agreement, the Company agreed to acquire from the Corich and Adamczyk (the "Sellers") 49% of the outstanding capital stock of Technorient in exchange for the Company issuing to the Sellers and Orient Financial Services Ltd. ("OFS") 972,728 shares of Series A Convertible Preferred Stock (the "Preferred Shares") which will be convertible into 89,689,881 shares of the Company's Common Stock (the "Exchange"), representing 53.5% of the outstanding Common Stock of the Company on a fully diluted basis, taking into account the Exchange. After giving effect to the Exchange assuming full conversion of the Preferred Shares, there will be approximately 167,644,553 shares issued and outstanding of the Company's Common Stock (see Notes To Financial Statements, Note 9 --Subsequent Events).

      Conditions precedent to the closing of the Amended Share Agreement include, but are not limited to the following: (i) that the holders of the Company's 10% Callable Secured Convertible Notes (the "Notes") in the aggregate amount of $1,000,000 will convert the Notes into 5,029,337 restricted shares of the Company's Common Stock; (ii) that the Parties shall have performed or complied with all agreements, terms and conditions required by this Agreement to be performed or complied with by them prior to or at the time of the Closing;
(iii) that Edward W. Withrow, III, a related party of the Company, holder a certain note in the principal amount of $950,000 convert such amount into 16,600,000 shares of the Company's Common Stock; (iv) that Technorient shall have received all of the regulatory approvals and authorizations from the Hong Kong Stock Exchange necessary to consummate the transactions contemplated by the Amended Share Agreement; (v) that De Luca and Federico Cabo shall have delivered their stock certificates together with the required stock powers to the Company for cancellation of 9,000,000 shares of Common Stock of the Company (the "Share Cancellations"); and (vi) that the Company, at Closing shall have no assets or liabilities, such that on or before the Closing the Company shall transfer all of its assets, including the shares of Brooke Carlyle Life Sciences, Inc., and liabilities to a third party or parties reasonably acceptable to Seller.

SUBSEQUENT EVENT

      On September 5, 2006, pursuant to the Amended Share Agreement, Corich and Adamczyk, as shareholders of Technorient, transferred 49% of the outstanding capital stock of Technorient on a fully diluted basis to the Company in exchange for 972,728 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), which is convertible into 89,689,881 shares of the common stock of the Company. Pursuant to the terms of the Share Exchange Agreement, there will be approximately 167,644,553 shares of common stock issued and outstanding after giving effect to (a) the Exchange, (b) the share cancellations, debt conversions and the issuance of the consulting shares, and
(c) the full conversion of the Series A Preferred Stock.

      As a result of this Exchange, the Company became a 49% shareholder of Technorient.

      Additionally, as a condition to the Exchange, the Company completed the sale of all the capital stock of Brooke Carlyle Life Sciences, Inc., which prior to the Exchange constituted all of the Company's assets for $1,000 cash, to Nexgen Biogroup, Inc.

      As of August 31, 2006, the Company had 21,629,339 outstanding shares of common stock and 1,533,973 outstanding shares of preferred stock. The Company's Articles of Incorporation provides for authorized capital of two hundred million shares (200,000,000) of which one hundred million (100,000,000) are $0.001 par value common stock and one hundred million (100,000,000) are $0.001 par value preferred stock. Prior to the Exchange, Federico G. Cabo, director, owned 3,000,000 shares of common stock, and Fred De Luca, Secretary and director, owned 6,000,000 shares of common stock. Pursuant to the Exchange, the Company cancelled 9,000,000 shares of common stock owned by Messrs. De Luca and Cabo (the "Share Cancellations"),.

      In connection with the Exchange, the Company issued (i) to Corich and Adamczyk an aggregate of 972,728 shares of the Series A Preferred stock in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A Preferred Stock to Happy Emerald for consulting services to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,337 shares of Common Stock in connection with the Debt Conversions. As a result, after giving effect to the Exchange, the Debt Conversions, the issuance of the Consulting Shares and the Share Cancellations, as of the Exchange, the total issued and outstanding shares of the Company's common stock assuming conversion of the Series A Preferred Stock was 167,644,553 shares.

      The Share Exchange Agreement was determined through arms'-length negotiations between the Company and Technorient.

Change of Executive Officers and Directors

      Immediately following the completion of the Exchange and pursuant to the Share Exchange Agreement, Richard Man Fai Lee and Herbert Adamczyk were elected to the Company's board of directors, and Robert G. Pautsch resigned as President, Chief Executive Officer and director, Charles Miseroy resigned as Chief Financial Officer and Treasurer, and Richard Man Fai Lee, Herbert Adamczyk and Tik Tung Wong were elected as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively.

      Information regarding the Company's directors and executive officers is set forth below. If any director or executive officer listed below is unable to serve, the directors will appoint a successor. Each director serves until his successor is elected at the annual meeting of stockholders or until his earlier death, resignation or removal and, subject to the terms of any employment agreement with the Company, each executive officer serves at the pleasure of the Board of Directors.

      Name                          Age      Position
      ----                          ---      --------
      Richard Man Fai Lee           50       Chief Executive Officer & director
      Herbert Adamczyk              66       Chief Operating Officer & director
      Tik Tung (Joseph) Wong        49       Chief Financial Officer
      Frederico G. Cabo             61       Director
      Fred De Luca                  76       Secretary & Director

      Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong Group, a Hong Kong Stock Exchange company, and through Corich, the controlling shareholder of Technorient. He is responsible for formulating the Group's overall strategic planning and business development. Mr. Lee has 26 years experience in marketing consumer products. He has a bachelor's degree and a master's degree in business administration from the University of Minnesota. He was also elected and had served for two consecutive terms as the Chairman of the Radio Association of Hong Kong, the trade association of audio visual business in Hong Kong. He has been with the Group for 22 years.

      Herbert Adamczyk is the Managing Director of Technorient. He has over 40 years experience in the automotive trade in Hong Kong. Originally a semi-professional racing driver and a senior engineer with Volkswagen and Porsche in Germany, Middle East and Hong Kong. Mr. Adamczyk has been with Technorient, which is a subsidiary of Wo Kee Hong Group, for 23 years.

      Joseph Wong, FCCA, CPA is an Executive Director, the Chief Financial Officer and qualified accountant of Wo Kee Hong Group. He is a fellow member of the Association of Chartered Certified Accountants and associate member of the Hong Kong Institute of Certified Public Accountants. He is an Independent Non-executive Director of Chi Cheung Investment Company, Limited.

      Federico G. Cabo began his series of entrepreneurial successes in 1970 by founding Cabo Distributing Co., a beer, wine and spirits distribution company, which through his leadership became the leader in sales of Mexican beer brands which included Corona, Carta Blanca, Dos Equis, Bohemia, Pacifico and others. He sold the company in 1998 when annual sales had reached $20 million. He then transitioned from distribution to production and in February 1998 co-founded American Craft Brewing Co. (Ambrew), where he served as Director and was majority shareholder of this public company. In June 1998 he also founded Fabrica de Tequilas Finos S.A., a tequila distilling company located in Tequila, Jalisco, Mexico, selling premium tequila to a network of wholesalers throughout the U.S., Canada and Europe. Mr. Cabo served as President of this company from inception to the present date. In August 1998 he expanded his activity in production and distribution by serving as Director and President of Cerveceria Mexicana S.A. de C.V., the 3rd largest brewery in Mexico, which was sold to Coors Brewing Co. in May 2001. He joined the Company as Chief Executive Officer in September 2004. Mr. Cabo graduated as a Civil Engineer from the Universidad Nacional Autonoma De Mexico (UNAM) in 1967, and was employed through 1969 as a Special Applications Engineer at ITT Barton, a liquid gas level and gas flow instrumentation company.

      Fred De Luca practiced corporate law over a twenty-nine year period until retiring in June 1989 to serve as legal consultant and director to various private and publicly traded companies. From July 1999 until January 2003, Mr. DeLuca served as Secretary and was a legal consultant to Quicktest 5, Inc. In January 2003, Quicktest 5, Inc. was the surviving company of a merger with a public company and became QT5, Inc., the predecessor company. He continued to serve as Secretary and legal consultant to QT 5, Inc. from January 2003 to the present. In addition, in September 2004 he became a director of QT 5, Inc. From July 1995 to the present, Mr. DeLuca has also served as Secretary, director and consultant to Sound City Entertainment Group . From September 1989 to the present, Mr. DeLuca was and is a consultant to Automotive Racing Products. Mr. De Luca earned his undergraduate degree at University California Los Angeles
(UCLA) and his law degree at Southwestern University School of Law.

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the number of shares of common stock beneficially owned as by (i) those persons or groups known to beneficially own more than 5% of the Company's common stock prior to the closing of the Exchange,
(ii) those persons or groups who beneficially own more than 5% of the Company's common stock as of the closing of the Exchange, (iii) each current director and each person that became a director upon the closing of the Exchange, (iv) all current directors and executive officers as a group and (v) all directors and executive officers after the closing of the Exchange as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.


                                                             Before Closing                  After Closing
                                                            of Exchange (1)                  of Exchange(2)
                                                     ------------------------------- -------------------------------
                                                        Amount and                      Amount and
                                                        Nature of                        Nature of
                                                        Beneficial      Percent of       Beneficial     Percent of
Name and Address of Beneficial Owner(3)                 Ownership         Class          Ownership        Class
---------------------------------------              --------------   -------------    -------------   -------------
Pre-Exchange Officers and Directors

Frederico G. Cabo                                    3,000,000             22.1%              0              --

Fred De Luca                                         6,000,000             44.2%              0              --

Robert G. Pautsch                                      500,000              3.7%           500,000            *

Officers and Directors as a Group (3 persons)

Post Exchange Officers and Directors

Richard Man Fai Lee(4)                                      --                --                --           --

Herbert Adamczyk                                            --                --        15,423,323(5)       9.2%

Frederico G. Cabo                                    3,000,000             22.1%              0              --

Fred De Luca                                         6,000,000             44.2%              0              --

Post Exchange Beneficial Owners
Wo Kee Hong (Holdings) Limited(6)                           --                --        67,057,843(6)      40.0%

Charles Miseroy(7)
12318 Foxcroft Place
Granada Hills, California 91344-1621                                                    51,749,314(7)      30.9%

All officers and directors as a group
(6 persons)                                                                                     --           --

---------------------
* Less than 1%

(1) Based on 13,576,021 shares outstanding on August 31, 2006.

(2) Based on 167,644,553 shares of the Company's common stock outstanding (assuming conversion of the Series A Preferred Stock) following the closing of the Exchange.

(3) Unless otherwise noted, the address for each of the named beneficial owners is: 143 Triunfo Canyon Road, Suite 104 Westlake Village, California 91361 as to pre-Exchange matters, and 585 Castle Peak Road, Kwai Chung, N.T. Hong Kong, as to post-Exchange matters.

(4) Mr. Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited. Mr. Lee is one of the beneficiaries of a discretionary trust the trustee of which holds a 52.85% interest in Wo Kee Hong (Holdings) Limited. Mr. Lee disclaims beneficial ownership of the shares of the Company beneficially owned by Wo Kee Hong (Holdings) Limited.

(5) Calculated based on 167,273 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of Common stock.

(6) Wo Kee Hong (Holdings) Limited is the parent of Corich Enterprises Inc. and one of the selling shareholders of Technorient. The shares are calculated based on 727,273 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of Common stock.

(7) Calculated based on 561,245 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of Common stock. Mr. Miseroy is the controlling equity holder of Happy Emerald Limited, the record owner of the shares of Series A Preferred Stock.

Explanatory Note

      Unless otherwise indicated or the context otherwise requires, all references below in this Report on Form 10K-SB to "we," "us" and the "Company" are to Xact Aid, Inc., a Nevada corporation. References to "Technorient" and the "Group" are to Technorient Limited, a Hong Kong corporation and its subsidiaries.

Cautionary Notice Regarding Forward Looking Statements

      This Report on Form 10K-SB contains a number of forward-looking statements that reflect management's current views and expectations with respect to its business, strategies, products future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. Synutra does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those that will be discussed in "Risk Factors" in a later filing, as well as those discussed elsewhere in this Report, and the risks to be discussed in the next Annual Report on Form 10-KSB and in the press releases and other communications to stockholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect its business. Technorient undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                        TECHNORIENT BUSINESS DESCRIPTION

Group Summary

      Technorient is the parent company of Auto Italia Limited ("Auto Italia"), Italian Motors (Sales & Service) ("Italian Motors"), and Italian Motors (Sales & Services) Limited ("IML"). Originally founded in 1974 by Herbert Adamczyk as German Motors Limited, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996 having been a dealer for the brand since 1994. In 2003, IML transferred all its car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business. IML is also an equity holder in Ferrari Maserati International Trading (Shanghai) Co. Ltd., ("Shanghai JV") an equity joint venture company created with Ferrari SpA and the Beijing-based Poly Investment Group in 2004 to handle sales, marketing and distribution of Maserati and Ferrari in China. The Shanghai JV is currently building a network of dealerships for Ferrari and Maserati in China

      Auto Italia and Italian Motors operate from six locations in Hong Kong and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati. Management believes that the group has a well established customer base comprised of high net worth individuals in Hong Kong and China and enjoys through its sales performance and reputation for first class facilities and customer service, an excellent relationship with senior management of both Ferrari SpA and Maserati SpA.

      Senior Management of Technorient view the rapid development of the consumer market in China, particularly the market for luxury products, as an opportunity to leverage the group's existing high net worth customer base and reputation to develop a platform for distribution of a wide range of luxury items, including additional high end (performance) autos, luxury yachts and other premium lifestyle items.

History and Background

      German Motors was originally established in 1974 by Mr. Herbert Adamczyk as a service center for high performance sports cars, including Ferrari. After some years of development, and largely as a result of its record in high quality service and support for the auto racing industry in both Hong Kong and Macau, in 1983 the company was the awarded exclusive dealership for Ferrari in Hong Kong & Macau. IML was formed subsequently to take up the business.

      Technorient was established in Hong Kong on March 8, 1983. Technorient became the holding company of IML, Auto Italia and German Motors. IML was appointed sole importer and distributor of Ferrari cars in Hong Kong and Macau in 1992. Between 1994 and 2004, IML was also the exclusive importer of Ferrari cars in China ("China"). Auto Italia had been a dealer of Maserati cars since 1994 and was appointed importer and distributor for Maserati cars in 1996.

      In 1993, Corich Enterprises Inc. ("Corich"), a wholly owned subsidiary of Wo Kee Hong (Holdings) Limited which has shares listed on the Main Board of The Stock Exchange of Hong Kong Limited, acquired 37.7% of the then issued share capital of Technorient. Mr. Adamczyk held approximately 28.2% of the then issued and outstanding capital shares of Technorient. In 1995, Corich increased its interest in Technorient to 73.6% through subscription of new shares and acquisition of shares from certain minority shareholders of Technorient. In 2001 and 2002, a minority shareholder of Technorient sold its entire interest of approximately 0.019% of the then issued capital shares of Technorient to Corich and Mr. Adamczyk in proportion to their then interest in Technorient. On April 15, 2004 and April 28, 2004, Corich increased its interest in Technorient to 89.92%. On May 30, 2006, Corich acquired 0.08% of the issued capital shares of Technorient from the minority shareholder of Technorient. Upon completion of the acquisition, Corich and Mr. Adamczyk each held approximately 90% and 10% of Technorient, respectively. Upon completion of the Exchange on September 5, 2006, Corich and The Company held approximately 51% and 49% of Technorient, respectively.

      Ferrari/Maserati China

      The Technorient Group sold the first Ferrari in China in 1994. By 2005, over 100 units were sold, reflecting the emergence of China as one of Ferrari's key growth markets, alongside Latin America and Russia. In accordance with its worldwide policy of owning the primary importer in a major export market, Ferrari SpA approached Technorient management in 2002 to request guidance as to how to best establish its own importing operations in China. Technorient introduced Ferrari SpA to Poly Group, a powerful industrial entity, after having established that a joint venture with a well connected local entity would be the most appropriate structure.

      As a result, on August 27, 2004, IML formed Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd. ("Shanghai JV"), an equity Sino-foreign joint venture in the PRC with Ferrari S.p.A. and Poly Technologies Inc., to engage in the import, distribution and sale, through a local network of car dealers, of Ferrari and Maserati cars, spare parts and ancillary products. Ownership of the Shanghai JV at inception was Ferrari SpA 40%, Technorient Group (through IML) 30% and Poly Group 30%, with Richard Lee, Chairman of Technorient, appointed as Chairman and authorized representative of the JV.

      Upon formation, the Shanghai JV acquired from IML all of the dealer network and importer operations which had been established by IML, including residual cars allocated for China, which were transferred to the JV at cost.

      As the structure of the Shanghai JV precludes direct ownership by the shareholders of a licensed dealer in China and in view of Technorient's strategy to develop a luxury brand platform amongst its high net worth clients, management of Technorient subsequently approached Ferrari SpA to dispose of its JV interest so that it could acquire an independent dealer network and, inter alia, maintain its direct customer relationships. As part of this arrangement, Technorient would apply for and receive dealer licenses in key markets in China such as Dalian (already awarded) and Shenzhen and will, in conjunction with Ferrari, continue to build its dealer network to capitalize on its client base in China and pursue its luxury brand platform.

      Pursuant to the above, IML entered into an agreement to dispose of a 29% equity interest in the Shanghai JV in July 2006. As at the date hereof, the disposal has not yet been completed and IML still retains its 30% of the equity interest of Shanghai JV. Upon completion of the disposal however, IML will continue to hold a 1% equity interest in Shanghai JV. Beginning 2006, the Technorient Group is able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in the PRC to be allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in the PRC to engage in the distribution of Ferrari and Maserati cars in Dalian, the PRC. 95% of the equity interest of Dalian Auto Italia is owned by IML.

      Auto Italia was established in Hong Kong on September 25, 1984 to trade cars and related accessories and provide car repair services. It was the exclusive agent for Lancia and subsequently Fiat automobiles until the early 1990s when Lancia discontinued its right hand drive model range. Auto Italia withdrew from its Fiat dealership at the same time due to the unsuitability of the vehicles for the Hong Kong market. Immediately following cessation of its Lancia and Fiat agencies, Auto Italia was awarded exclusive dealership for Maserati.

Operations

      As the primary importer for Ferrari/Maserati for Hong Kong Macau and China (until 2004), Technorient was responsible for introducing and developing a viable market for high performance luxury motor cars in those territories. After formation of the Shanghai JV in 2004, Technorient still retains its role as exclusive importer and dealer for both Ferrari and Maserati brands in Hong Kong and Macau, both significant markets in their own right, while developing an independent dealership network in China in close cooperation with the Shanghai JV.

      A key aspect of any Ferrari dealer worldwide is the strength of the relationship with Ferrari SpA management in Maranello, Italy. With its internationally recognized logo and current worldwide production of only 5500 units, the Ferrari brand connotes an image of performance and exclusivity unique in the auto world. Management of Ferrari SpA understands the importance of dealer performance in maintaining this image and accordingly requires the highest level of commitment from their dealers.

      Dealership agreements are renewed annually and vehicle allocations are made largely through negotiation and are based on past sales levels. Allocations largely determine waiting lists for certain models, which in developed markets, such as the US and Europe, can stretch out to 3 years. A key to success as a Ferrari dealer is the ability to increase allocations regularly. Technorient's management has historically enjoyed a unique ability to achieve this, through the strength of their 20-year relationship with Ferrari and proven success in building important markets for Ferrari and Maserati in Hong Kong and China. As a result, waiting lists for new cars in China are relatively short, an important advantage in newly developing markets where patience levels amongst the newly wealthy for their high end purchases are relatively low.

      Technorient's commitment to maintaining the highest levels of service facilities and after sales service is supplemented by an active promotional program comprising media events and classic/performance car rallies. Technorient is also sponsoring development of a "Worldwide Super Car Club" based at the F1 track facilities in Zhuhai, located in southern China. This club is being developed to service the "recreational racing" requirements of the Group's ultra high net worth clients and will showcase its key brands and luxury lifestyle concept for emerging Chinese patrons.

Ownership Structure

                                   [Graphics]









Note 1: Technorient has agreed to dispose of a 29% equity interest held by Italian Motors (Sales & Service) Limited in Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd. Upon completion of the disposal, Italian Motors (Sales & Service) Limited will retain a 1% equity interest in Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd. As of August 31, 2006, the disposal has yet to be approved by the relevant authorities in the PRC and the disposal has not yet become effective.

Market Analysis

      Hong Kong and Macau

      After several years of steady growth, the market in Hong Kong and Macau for super luxury performance vehicles was severely impacted by the SARS crisis and the resulting economic downturn in 2003, which, together with the imposition of a poorly conceived luxury tax (now reduced and restructured) reduced Ferrari sales to a fraction of the prior period. However, since 2004 Hong Kong and Macau have experienced an economic boom, built largely on the robust performance of the Chinese economy, particularly on the consumption side.

      Sales for Ferrari and Maserati stabilized at around 140 units per annum in 2005 with annual growth in the region of 30%. Given the relatively small but extremely wealthy customer base for the Group's products in Hong Kong/ Macau, management predicts that sales will remain significant, in both Special Administrative Regions while the proportion of sales in the PRC will increase at a greater rate.

      China

      The consumer market in China has started to emerge as the engine of economic growth over the past 2 years. China recently overtook Japan as the second largest car market in the world, after the United States with 5.9 million units sold in 2005.

      At the same time, the number of very high net worth individuals in China (over $10 million) is estimated to have increased to over 10,000, and a class of superrich (over $100 million) has increased to over 250. These numbers can be viewed in context with the fact that not a single millionaire existed in China until 1989.

      From a single car in 1994, Ferrari and Maserati expect to sell over 200 cars in 2006 compared with a total of around 150 units the previous year. Sales growth is expected to accelerate as the dealership network in China expands.

Competition

      With the appointment of Technorient's Dalian dealership in the North East of China, there are now 12 authorized showrooms and after-sales facilities nationwide. As Technorient was responsible for appointing the majority of these dealers as sales agents between 1994 and 2004 (the majority of whom achieved full dealer status after the importer was established in 2004), it enjoys close working relationships with all these representatives.

      One of the Technorient's major strengths is its ability to focus on customer service, capitalizing on more than 30 years of experience in Hong Kong and Macau, which provides it with a distinct advantage in China. A major weakness in the automotive sector in China is a lack of customer service skills, with most dealers content to simply sell cars, with limited, if any, after sales service and support.

      Technorient's service philosophy has always been based around a racing team type support structure, with 24 hour service, spare parts and consultation. This approach developed from the auto racing background of Technorient's key principals and has proven to be very successful in building long term relationships with wealthy clients who expect nothing less than first class support for their highly tuned and expensive machines. Technorient's focus on satisfying the client in both the sales and after-sales areas has led to consistently high levels of recommendation and endorsement, and additional and repeat business, all of which has benefited Technorient for over thirty years.

Business Strategy

      Technorient's main strategy of building a luxury brand platform in China will be centered around continued development of the independent dealer network for the key brands of Ferrari and Maserati. This network, like the dealers in Dalian and Shenzhen, will be developed, in cooperation with Ferrari SpA, both through de novo operations and acquisitions of existing dealerships in key industrial regions with a high concentration of wealthy individuals who form an important part of Technorient's customer base.

      As the business of Technorient develops, it is the intention that additional key brands, consistent with the platform and character of the business, will be acquired from Technorient's parent company Wo Kee Hong (Holdings) Limited or from third parties.

      In reflection of the commitment of Technorient to the China luxury brand development concept, the name of the Company will be changed to "China Premium Lifestyle Group."

Key Management

      In addition to Messrs. Lee, Adamczyk and Wong whose biographical information is set forth above, the following individuals constitute the senior management of the Technorient Group.

      Sammy Chi Chung SUEN - MBA, aged 59, is an Executive Director of Wo Kee Hong Group and Director of Technorient Limited. He is responsible for the development of motor car business in China. He has over 30 years of experience in general management, sales and marketing of cars, electrical appliances and air-conditioning products. He has been with the Group for about 10 years.

      John Newman - MIMI, aged 39, is the General Manager of Auto Italia Ltd, a subsidiary of Technorient Group. He has 18 years experience with blue chip sports and luxury car manufacturers and importers, and was a director of a successful motor racing team in Europe. He holds a Diploma in Business and Finance, is a qualified pilot and is a member of the Institute of the Motor Industry in the UK. Experienced in sales, marketing, distribution, dealer development, media communications and customer relationship management, he joined the company in 2005.

EMPLOYEES

      As of July 30, 2006, we have no paid employees.

ITEM 2.  DESCRIPTION OF PROPERTY

      Our office facilities are located at 143 Triunfo Canyon Road, Suite 104, Westlake Village, California 91361. We share this approximately 1,300 square foot office space with the lessee, Addison-Davis Diagnostics, Inc. on a month to month basis and are currently not paying rent. We plan to abandon the facility upon the closing of the Amended Share Agreement discussed in Notes To Financial Statements, Note 9 -Subsequent Events.

ITEM 3.  LEGAL PROCEEDINGS

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

      We are traded on the Over-The-Counter-Bulletin Board under the symbol XAID. At the close of the trading day on September 28, 2006 our common stock share price was $0.22.

HOLDERS

      There were approximately 2,100 holders of our Common Stock of record as of September 28, 2006.

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


                                                                                             Number of
                                                                                            securities
                                                                                             remaining
                                                                                           available for
                                             Number of                                    future issuance
                                          Securities to be                                 under equity
                                            issued upon           Weighted average      compensation plans
                                            exercise of               price of              (excluding
                                            outstanding             outstanding             securities
                                         options, warrants       options, warrants         reflected in
           Plan Category                     and rights              and rights              column 2)
                                        ---------------------   ---------------------   --------------------
Equity Compensation Plans Approved
by Security Holders                             N/A                     N/A                     N/A

Equity Compensation Plans Not
Approved by Security Holders                     --                     $--                    797,500

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

      The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been 1,702,500 shares issued and no options granted under the 2005 Plan, and the options, stock awards and stock bonuses available for grant at July 31, 2006 was 797,500.

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

      From our inception to May 2005, Addison-David Diagnostics, Inc. was our sole stockholder and as such we were a wholly-owned subsidiary of Addison-David Diagnostics, Inc. and included in the consolidated financial statements filed by Addison-David Diagnostics, Inc. with the Securities and Exchange Commission. We were spun-off from Addison-Davis Diagnostics, Inc. and in May 2005 Addison-Davis distributed all 2,001,000 shares of our common stock it owned to its shareholders. Shareholders of Addison-Davis Diagnostics, Inc. received shares of our common stock proportionate to their ownership of shares of Addison-Davis Diagnostics, Inc. as of the record date for the distribution. As a result of the spin-off and the approval by the National Association of Security Dealers of our Form 15c211, our common stock is trading on the Over The Counter Bulletin Board with the symbol XAID.

GENERAL OVERVIEW AND GOING CONCERN

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited balance sheet as of June 30, 2006 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2006 and 2005, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

      As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2006 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue that raised substantial doubt about our ability to continue as a going concern.

      The Company's new management team believed that it was no longer in the best interests of the Company and its shareholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. Management realizes that significant time and effort has been expended in that endeavor, but management also believes that the Company does not have the financial resources to successfully bring those products to market. Management also recognized the Company's distressed financial condition and the difficulty and uncertainty regarding its ability to attract additional capital to utilize the patent assignment and license it had acquired in September 2005 and to proceed with the development of a new product. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction which would attract a viable business operation and liquidate its liabilities.

      Although subsequently, on July 15, 2006, the Amended Share Agreement was entered into by the Parties, and pursuant to the terms of the Amended Share Agreement, the Company shall acquire 49% of the outstanding capital stock of Technorient including Technorient's business operations and the liquidation of the Company's liabilities, the closing of the Share Agreement has not yet occurred. The absence of closing the Amended Share Agreement raises substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

INFLATION

      Management believes that inflation has not had a material effect on the Company's results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

      We have no off-balance sheet arrangements, as defined in Regulation S-B
Section 303.

CRITICAL ACCOUNTING POLICIES

      In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying audited balance sheet as of June 30, 2005 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2006 and 2005, and the related notes thereto, for further discussion of our accounting policies.

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

RESULTS OF OPERATIONS

      During the fiscal years ended June 30, 2006 and 2005, we had no revenues and no cost of sales. The general and administrative expense for the fiscal year ended June 30, 2006 decreased by $154,146 from $594,878 to $440,732 which was due primarily to a combination of the following:

      (i) decrease in marketing and design fees of $74,274; (ii) decrease in travel and promotion of approximately $26,545; (iii) decrease in executive salaries of approximately $48,000; (iv) decrease in financial, legal and business consulting fees of $149,948; (vi) decrease of $142,250 in office and administrative support charges; and (vii) an offsetting increase in business advisory consulting fees of approximately $267,000 paid by the issuance of 1,425,000 shares of the Company's common stock and (viii) a $19,871 increase of other sundry expenses.

      Other income (expense) for the fiscal years ended June 30, 2006 and June 30, 2005 were made up of amortization of debt discount and financing in the amount of $526,343 and $811,231, respectively and net interest and sundry items in the amount of $12,694 and $8,319, respectively. The increase in debt discount and financing costs were in connection with our November 2004 convertible notes. Also, other expense of $950,576 was due primarily to write-down of assets in the fiscal year 2006.

      As a result of the above, we incurred a net loss of $1,904,957 for the fiscal year ended June 30, 2006 as compared to a net loss of $1,397,790 for the fiscal year ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital requirements, particularly as they relate to bringing products to market and the development and launch of anticipated new products, along with possible testing and improvement of those products, have been significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including primarily the closing of the Share Exchange Agreement (as described in PART I - Item 1 - Our Business) and the new business activities that transaction will bring to the Company.

      In the fiscal year ended June 30, 2005, management successfully obtained additional capital through sales and issuance of convertible notes from which we received gross proceeds of $1,000,000. We utilized this financing in connection with marketing for future sales of our products. The Company was unsuccessful in those endeavors and we have divested ourselves of our assets and prior business activities in anticipation of the closing of the Share Exchange Agreement and the new business activities that transaction will bring to the Company. In the event that the Share Exchange Agreement does not close, we cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not develop a business activity that will earn revenues sufficient to support such business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

      As of June 30, 2006, our current assets included $2,002 in cash and $22,147 in deferred financing costs primarily related to the callable convertible secured note financing. Our current liabilities at June 30, 2006 included notes payable to a related party of $950,000, and $970,356 in convertible notes payable net of unamortized debt discount.

      We had a net loss of $1,904,957 for the fiscal year ended June 30, 2006 as opposed to a net loss of $1,397,790 for the fiscal year ended June 30, 2005. The increase in the net loss is attributable primarily to write-off of assets in connection with the acquisition of Brooke Carlyle.

      Net cash used in operating activities was $1,318,225 for the year ended June 30, 2006. The primary use of cash for the fiscal year ended June 30, 2006 was to fund our net loss, offset by $313,750 for common stock issued for services.

      Net cash used in operating activities was $573,588 for the year ended June 30, 2005. The primary use of cash for the fiscal year ended June 30, 2005 was to fund our net loss, offset by $1,032,507 for amortization of debt discount and non-cash interest expense.

      Cash flows from investing activities for the fiscal year ended June 30, 2006 was zero.

      Cash used for investing activities for the fiscal year ended June 30, 2005 consisted of the sale of property and equipment for net cash provided by investing activities of $1,237.

      Net cash provided by financing activities for the fiscal year ended June 30, 2006 consists primarily of $939,298 of proceeds from note payable to a related party and $364,109 and beneficial conversion features and warrants issued in connection with convertible notes payable.

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

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements and the report thereon and the notes thereto, which are attached hereto as pages F-1 through F-18, and indexed at page 25, are incorporated herein by reference.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS


                                       Our officers and directors are:

                       NAME                              AGE                         TITLE
        ------------------------------------    ----------------------    ----------------------------
        Robert G. Pautsch                                50               Executive Officer,
                                                                          President and Director

        Charles Miseroy                                  73               Chief Financial Officer

        Fred De Luca                                     75               Secretary and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2006, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them.

CODE OF ETHICS

      For the year ended June 30, 2006, the Company did not have formal written values and ethical standards. However, the Company's management does communicate values and ethical standards during company wide meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

      We currently do not have any committees of our board of directors. In addition, since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. The Company intends to identify independent audit committee members, including a financial expert to serve on our audit committee and we expect this process to continue through 2006.

ITEM 10.  EXECUTIVE COMPENSATION

      The following tables and discussion set forth information with respect to all compensation, including incentive stock option plan and non-plan compensation awarded to, earned by or paid to the CEO, President and CFO for all services rendered in all capacities to us for each of its last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                               ANNUAL COMPENSATION
                                                ----------------------------------------------------
                                                                                   Other Annual
                                                     Salary           Bonus        Compensation
    Name and Principal Position        Year           ($)              ($)             ($)
---------------------------------- ------------ ----------------- -------------- -------------------
Federico G. Cabo,                      2005          $40,000                --                --
    Chief Executive Officer            2004               --                --                --

Robert G. Pautsch                      2005               --                --                --
    Chief Executive Officer,           2006               --                --                --
    President (Note 1)

Charles Miseroy,                       2005               --                --                --
    Chief Financial Officer (Note      2006               --                --                --
    2)

                                                           LONG TERM COMPENSATION                PAYOUTS
                                                --------------------------------------------- --------------
                                                 Restricted      Securities                     All Other
                                                 tock Awards     Underlying     LTIP Payout   Compensation
    Name and Principal Position        Year          ($)        Options/SARs        ($)            ($)
---------------------------------- ------------ -------------- --------------- -------------- --------------
Federico G. Cabo,                      2005         3,000                 --              --             --
    Chief Executive Officer            2004            --                 --              --             --

Robert G. Pautsch                      2005            --                 --              --             --
    Chief Executive Officer,           2006            --                 --              --             --
    President (Note 1)

Charles Miseroy,                       2005            --                 --              --             --
    Chief Financial Officer (Note      2006            --                 --              --             --
    2)

Note 1. Robert G. Pautsch was appointed Chief Executive Officer on September 20, 2005.
Note 2. Charles Miseroy was appointed Chief Financial Officer on September 20, 2005.

DIRECTOR COMPENSATION

      There is no standard or individual compensation package for any of the directors.

EMPLOYMENT CONTRACTS

      There are no employment contracts in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table identifies as of August 10, 2006 information regarding the current directors and executive officers of the Company and those persons or entities who beneficially own more than 5% of the common stock of the Company, and the number of and percent of the Company's common stock beneficially owned by:

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

      A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from August 1, 2006 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of August 1, 2006 have been exercised and converted.


                                                                      Beneficially             Percentage of
      Name of Beneficial Owner             Title of Class                Owned                  Common Stock*
-------------------------------------   ----------------------    ----------------------    ----------------------
Fred Deluca                             Common Stock                           --                     --%
c/o Xact Aid, Inc.,
143 Triunfo Canyon Road,
Suite 104,
Westlake Village, CA 91361

Frederico G. Cabo                       Common Stock                           --                     --%
c/o Xact Aid, Inc.,
143 Triunfo Canyon Road,
Suite 104,
Westlake Village, CA 91361

Robert G. Pautsch                       Common Stock                      500,000                    3.7%
c/o Xact Aid, Inc.,
143 Triunfo Canyon Road,
Suite 104,
Westlake Village, CA 91361

Charles Miseroy                         Common Stock                           --                     --
c/o Xact Aid, Inc.,
143 Triunfo Canyon Road,
Suite 104,
Westlake Village, CA 91361

Edward W. Withrow                       Common Stock                    1,569,033                   11.5%
521 Toro Canyon Road
Montecito, CA 93108

All officers and Directors As a         Common Stock                      500,000                    3.7%
Group (3 persons)

* Based on 13,599,841 shares of common stock outstanding as of August 1, 2006, except that shares of common stock underlying options or warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of the holder of such options or warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In March 2006, the Company issued 1,000,000 shares of its common stock to Edward W. Withrow, III, a consultant to the Company, for services rendered.

ITEM 13.  EXHIBITS

3.1      Certificate of Incorporation, dated as of April 19, 2004. (1)

3.2      By-Laws of Xact Aid Inc. (1)

4.1      Certificate of Designation of Series A Preferred (2)

10.1 Share Exchange Agreement dated July 15, 2006 among the Company, Inc., Fred De Luca, Corich Enterprises, inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006. (2)

10.2 Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited (2)

10.3 Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (2)

10.4 Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. (2)

10.5     Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.
         (2)

23.1     Consent of Armando C. Ibarra, C.P.A and Chang G. Park, C.P.A Ph D *

31.1     Certification by Chief Executive Officer pursuant to Sarbanes Oxley
         Section 302. *

31.2     Certification by Chief Financial Officer pursuant to Sarbanes Oxley
         Section 302.*

32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section
         1350.*

32.2     Certification by Chief Financial Officer pursuant to 18 U.S.C. Section
         1350.*

99.1 Shareholders' Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (2)

99.2 Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited (2)

99.3 Letter of variation to "Import and Distribution Agreement" dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (2)

99.4 Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (2)

99.5 Letter to vary the "Import and Distribution Agreement" dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (2)

99.6 Import and distribution agreement for Hong Kong and the Guangdong province of the People's Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.7 Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.8 Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk.
         (2)

99.9 Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004. (2)

99.10 Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004. (2)

99.11 Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (2)

99.12 Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (2)

99.13 Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (2)

99.14 Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (2)

99.15 Amended and Restated Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (2)

99.16 Amended and Restated Equity Joint Venture Contract relating to Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (2)

99.17 Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (2)

(1) Filed as an exhibit to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange commission on November 26, 2004 and incorporated herein by reference. (2)

(2) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission September 7, 2006. (2)


      The following financial statements are filed as a part of this report, appearing at the pages indicated:

                                                                            Page
                                                                            ----
Report of  Independent Registered Public Accounting Firm.....................F-1
Balance Sheet................................................................F-2
Statements of Operations.....................................................F-3
Statement in Changes of Stockholders' Equity (Deficit).......................F-4
Statements of Cash Flows.....................................................F-5
Notes to Financial Statements................................................F-6

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2006and June 30, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.


                                           June 30, 2006                 June 30, 2005
                                      -------------------------    --------------------------
      (i)     Audit Fees                         $6,300                       $6,500

     (ii)     Audit Related Fees                 $   --                       $1,500

    (iii)     Tax Fees                           $  595                       $   --

     (iv)     All Other Fees                     $   --                       $  275

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

                                   XACT AID, INC.

Date:  October 12, 2006          By: /s/ Robert G. Pautsch
                                     --------------------------------------
                                     Robert G. Pautsch, Chief Executive Officer



                                 By: /s/ Charles Miseroy
                                     --------------------------------------
                                     Charles Miseroy, Chief Financial Officer

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                Name                                  Title                               Date

/s/ Robert G. Pautsch                   Chief Executive Officer, President          October 12, 2006
---------------------------------
Robert G. Pautsch

/s/ Charles Miseroy                     Chief Financial Officer                     October 12, 2006
---------------------------------
Charles Miseroy

/s/ Fred De Luca                        Director, Secretary                         October 12, 2006
---------------------------------
Fred De Luca

/s/ Richard Man Fai Lee                 Director                                    October 12, 2006
---------------------------------
Richard Man Fai Lee

/s/ Herbert Adamczyk                    Director                                    October 12, 2006
---------------------------------
Herbert Adamczyk

/s/ Frederico G. Cabo                   Director                                    October 12, 2006
---------------------------------
Frederico G. Cabo

                           Chang G. Park, CPA, Ph. D.
             o 371 E STREET o CHULA VISTA o CALIFORNIA 91910-2615 o
      o TELEPHONE (858)722-5953 o FAX (858) 408-2695 o FAX (619) 422-1465
                         o E-MAIL changgpark@gmail.com


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Xact Aid, Inc.


We have audited the accompanying balance sheet of Xact Aid, Inc. as of June 30, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Xact Aid, Inc. as of June 30, 2005, and for the period April 19, 2004 (inception) to June 30, 2005, before the restatement described in Note 3, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xact Aid, Inc. as of June 30, 2006, and the results of tts operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the financial statements, in accordance with the terms of the acquisition of 100% of the common stock of Brooke Carlyle Life Sciences, Inc, ("Brooke Carlyle"), the Company's wholly-owned subsidiary, the Company received one million shares of Brooke Carlyle common stock. The Company, in recording the Brooke Carlyle acquisition, has reflected those one million shares in Other Assets at $1,000 on the Balance Sheet as at December 31, 2005, or par value of the Brooke Carlyle stock and an associated Other Expense charge in the amount of $ 934,636 on the Income Statement. On May 4, 2006, by unanimous consent of the Board of Directors, the Company entered into an agreement to sell the Brooke Carlyle stock.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred net losses of $ (3,371,998). This factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Successful completion of the Company's transition to the attainment of profitable operations is dependent upon its obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
----------------------------
Chang G. Park, CPA

September 21, 2006
San Diego, CA. 91910



        Member of the California Society of Certified Public Accountants

                                 XACT AID, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                    As of                As of
                                                                                   June 30,             June 30,
                                                                                     2006                 2005
                                                                                 -----------          -----------
Current Assets
      Cash                                                                       $     2,002          $    59,820
      Inventories                                                                         --               42,898
      Prepaid expenses                                                                    --               16,676
      Other current assets                                                                --                  160
                                                                                 -----------          -----------
Total Current Assets                                                                   2,002              119,554

Other Assets
      Note receivable from a related party                                                --              166,049
      Deferred Financing Cost, net of accumulated
         amortization of $88,872 and 28,993, as of June 30, 2006 and 2005             22,147               82,026
      Other asset                                                                         --                  225
                                                                                 -----------          -----------
Total Other Assets                                                                    22,147              248,300
                                                                                 -----------          -----------
      TOTAL ASSETS                                                               $    24,149          $   367,854
                                                                                 ===========          ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                           $        --          $    68,555
      Accrued Salaries                                                                    --               20,000
      Note payable                                                                   950,000               10,702
      Note payable to related parties                                                     --               43,000
      Current portion of convertible note payable, net of amortization debt
       discount of $ $29,644 as of June 30, 2006                                     970,356                   --
                                                                                 -----------          -----------
Total Current Liabilities                                                          1,920,356              142,257

LONG-TERM LIABILITIES
   Convertible notes payable, net of amortization  debt
       discount of $105,292, as of June 30, 2005                                          --              894,708
                                                                                 -----------          -----------
     Total Long-Term Liabilities                                                          --              894,708
                                                                                 -----------          -----------
      TOTAL LIABILITIES                                                            1,920,356            1,036,965

Stockholders' Equity (Deficit)
      Common stock ($.001 par value, 100,000,000
         shares authorized; 13,603,500 and 11,901,000 shares issued
         and outstanding as of June 30, 2006 and 2005, respectively)                  13,631               11,901
      Additional paid-in capital                                                   1,324,361              648,232
      Paid-in capital: Warrants                                                      137,799              137,799
      Deficit accumulated during development stage                                (3,371,998)          (1,467,042)
                                                                                 -----------          -----------
Total Stockholders' Equity (Deficit)                                              (1,896,207)            (669,110)
                                                                                 -----------          -----------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                        $    24,149          $   367,854
                                                                                 ===========          ===========

                        See Notes to Financial Statements

                                 XACT AID, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------


                                                                                           April 19, 2004
                                                                                             (inception)
                                            Year Ended               Year Ended                 through
                                             June 30,                 June 30,                 June 30,
                                               2006                     2005                     2006
                                           ------------             ------------             ------------
Revenues
      Revenues                             $         --             $         --             $         --
                                           ------------             ------------             ------------
Total Revenues                                       --                       --                       --

Operating Costs
      Administrative expenses                   440,732                  594,878                1,104,861
                                           ------------             ------------             ------------
Total Operating Costs                           440,732                  594,878                1,104,861

Other Income & (Expenses)

      Interest income                             2,738                       --                    2,738
      Other income                                9,956                    8,319                   18,275
      Interest expense                         (526,343)                (811,231)              (1,337,574)
      Other expenses                           (950,576)                      --                 (950,576)
                                           ------------             ------------             ------------
Total Other Income & (Expenses)              (1,464,225)                (802,912)              (2,267,137)
                                           ------------             ------------             ------------
Net Loss                                   $ (1,904,957)            $ (1,397,790)            $ (3,371,998)
                                           ============             ============             ============
Basic loss per share                       $      (0.15)            $      (0.55)
                                           ============             ============
Weighted average number of
  common shares outstanding                  12,558,178                2,549,767
                                           ============             ============

                        See Notes to Financial Statements

                                 XACT AID, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From April 19, 2004 (inception) through June 30, 2006


                                                                                                       Deficit
                                                                                                     Accumulated
                                                         Common        Additional      Paid-in          During
                                          Common         Stock          Paid-in        Capital:      Development
                                           Stock         Amount         Capital        Warrant          Stage            Total
                                         --------        ------         -------        -------       ------------        -----
Stock issued for cash on April 30,
2004 @ $0.001 per share                      1,000    $          1    $         99                   $         --    $        100

Net loss, April 19, 2004 (inception)
through June 30, 2004                                                                                     (69,251)        (69,251)

Balance,  June 30, 2004                      1,000               1              99                        (69,251)        (69,151)
                                        ----------    ------------    ------------   ------------    ------------    ------------
Shares issued to employees for
services rendered and salaries           3,000,000    $      3,000                                                          3,000

Shares issued in conection with
inventory transfer                       2,000,000    $      2,000    $     18,000                                         20,000

Issuance of common stock for services      900,000    $        900                                                            900

Issuance of common stock for services
to a related party                       6,000,000    $      6,000                                                          6,000

Issuane of warrant for convertible
notes                                                                                $    137,799                         137,799

Estimated fair valueof deferred
financing Costs, beneficial conversion
features and warrants issued in
connection with Convertible notes
payable                                                                    630,133                                        630,133

Net loss, June 30, 2005                                                                              $ (1,397,790)   $ (1,397,790)

Balance, June 30, 2005                  11,901,000          11,901         648,232        137,799      (1,467,041)       (669,109)
                                        ----------    ------------    ------------   ------------    ------------    ------------
rounding                                                        28             (28)                                            --

Issuance of common stock for services      200,000             200         109,800                                        110,000

Issuance of common stock for services      200,000             200          91,800                                         92,000

Issuance of common stock for services       40,000              40           7,960                                          8,000

Issuance of common stock for services      200,000             200          39,800                                         40,000

Issuance of common stock for services    1,062,500           1,062          62,688                                         63,750

Estimated fair valueof deferred
financing Costs, beneficial conversion
features and warrants issued in
connection with Convertible notes
payable                                                                    364,109                                        364,109

Net loss, June 30, 2006                                                                                (1,904,957)     (1,904,957)
                                        ----------    ------------    ------------   ------------    ------------    ------------
Balance,  June 30, 2006                 13,603,500    $     13,631    $  1,324,361   $    137,799    $ (3,371,998)   $ (1,896,207)
                                        ==========    ============    ============   ============    ============    ============

                        See Notes to Financial Statements

                                 XACT AID, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                                        April 19, 2004
                                                                  For the year        For the year       (inception)
                                                                     Ended               Ended             through
                                                                    June 30,            June 30,           June 30,
                                                                      2006                2005               2006
                                                                  -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $(1,904,957)        $(1,397,790)        $(3,371,998)
    Amortization of debt discount and
            non-cash interest expense                                  75,649           1,032,507           1,108,155
    Issuance of shares in inventory settlement                         20,000              20,000
    Common stock and options issued for services                      313,750               9,900             323,650
    Changes in operating assets and liabilities:
           Deferred Costs                                              59,879             (82,026)            (22,147)
           Receivable from related party                              166,049            (169,747)            994,242
           Inventory, net                                              42,898             (42,730)                 --
           Escrow receivable                                              160                 160                  --
           Prepaid expenses                                            16,676             (16,667)                 --
           Other assets                                                    --              (2,005)                 --
           Accounts payable                                           (68,555)             79,510                  --
           Accrued salaries                                           (20,000)                 --                  --
           Other asset                                                    225                  --                  --
           Lease liability                                                 --              (4,700)                 --
                                                                  -----------         -----------         -----------
     Net cash provided by (used in) operating activities           (1,318,225)           (573,588)           (948,098)

CASH FLOWS FROM INVESTING ACTIVITIES

      Net sale (purchase) of fixed assets                                  --               1,237                  --
                                                                  -----------         -----------         -----------
     Net cash provided by (used in) investing activities                   --               1,237                  --

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from (payments on) notes
              payable to related parties                              (43,000)           (331,597)                 --
      Proceeds from notes payable to related parties                  939,298              16,406             950,000
      Proceeds from convertible debentures, net of
              issuance cost and prepaid interest                      364,109             630,133                  --
    Common stock                                                           --                  --                 100
                                                                  -----------         -----------         -----------
    Net cash provided by (used in) financing activities             1,260,407             314,942             950,100
                                                                  -----------         -----------         -----------
    Net increase (decrease) in cash                                   (57,818)           (249,091)              2,002

    Cash at beginning of year                                          59,820             308,911                  --
                                                                  -----------         -----------         -----------
    Cash at end of year                                           $     2,002         $    59,820         $     2,002
                                                                  ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid                                                     $   450,694         $   221,276
                                                                  ===========         ===========

Income taxes paid                                                 $        --         $        --
                                                                  ===========         ===========

                        See Notes to Financial Statements

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 1 - ORGANIZATION

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

On November 15, 2004, we acquired the Xact Aid line of first aid products for minor injuries from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between us and Addison-Davis. The assets acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, we agreed to (i) repay funds advanced by Addison-Davis for our operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004 in the aggregate amount of $191,682 ; (ii) assume a promissory note issued to Xact Aid Investments in the amount of approximately $15,700 and (iii) issue to Addison-Davis 2,000,000 shares of our common stock from our inception to May 9, 2005, the date that we were spun-off from Addison-Davis, Addison-Davis was our sole stockholder and as such we were a wholly-owned subsidiary of Addison-Davis and included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission.

Initially, Xact Aid products included wound-specific First Aid Packs for insect bites, minor burns, burns, scrapes, cuts and sprains which provide materials to clean, treat, dress and maintain a specific type of minor injury. The Company believed that an over-the-counter, consumer based market existed for wound-specific first aid kits. The Company did not succeed with the marketing of these products, and no products were sold.

In May 2005 the Company was spun-off from Addison-Davis  Diagnostics,  Inc., and
is  currently  a  fully   reporting   and  publicly   trading   company  on  the
Over-The-Counter Bulletin Board.

In September 2005, the Company entered into a license agreement and acquisition agreement in order to develop market and sell a new product. In September 2005, the Company entered into a License Agreement with Addison-Davis Diagnostics, Inc. ("License Agreement") under which the Company licensed the right, worldwide, to utilize for commercial purposes under the Company's brand name, a patent-pending F.D.A. 510(K) cleared device to be utilized with a provisional patent application acquired through a Purchase Agreement with Edward W. Withrow, III ("PurchaseAgreement"). The licensed device was to be utilized along with the provisional patent application product to develop a self-contained urine-based 3 panel quick-test, which would simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases ("STD Alert"). The Company commenced having protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and the Company had retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product.

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 2 - DESCRIPTION OF BUSINESS

On December 22, 2005 the Company entered into a transaction divesting itself of certain assets for which the Company, in management's opinion, could not attract capital to successfully exploit, in return for the assumption of certain liabilities, a guarantee to pay another significant liability, and all of the common stock of a development stage company. The Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle). Brooke Carlyle is in the development stage of a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to sell, assign and transfer to Brooke Carlyle any and all of its rights title and interests in certain assets of the Company in consideration for Brooke Carlyle assuming and/or guaranteeing various liabilities payable by the Company and issuing to the Company One Million (1,000,000) shares of Brooke Carlyle common stock.

On May 4, 2006, the Company entered into a Stock Purchase Agreement to sell its 1,000,000 shares of the common stock of Brooke Carlyle Life Sciences, Inc., which constitutes all or substantially all of the assets of the Company in order to comply with certain terms of a Share Exchange Agreement.

On July 25, 2006 a Share Exchange Agreement was entered into by and among the Company, Fred De Luca, a director of the Company ("De Luca"); Corich Enterprises Ltd. ("Corich"), Herbert Adamczyk ("Mr. Adamczyk"; Mr. Adamczyk and Corich are hereinafter collectively referred to as the "Sellers"); and Technorient (the Company, De Luca, the Sellers and Technorient are hereinafter collectively referred to as the "Parties"). Pursuant to the terms of the Agreement, the Company shall acquire from the Sellers 49% of the outstanding capital stock of Technorient in consideration of the Company issuing to the Sellers and Orient Financial Services Ltd. Series A Convertible Preferred Stock (the "Preferred Shares") which will be convertible into shares of the Company's common stock (the "Issuance"), representing 53.5% of the outstanding common stock of the Company on a fully diluted basis, taking into account the issuance. The closing of the transactions contemplated by the Agreement is scheduled to occur on or before August 9, 2006 (the "Closing").

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 2 - DESCRIPTION OF BUSINESS (continued)

Conditions precedent to the closing of the Amended Share Agreement include, but are not limited to the following: (i) that the holders of the Company's 10% Callable Secured Convertible Notes (the "Notes") in the aggregate amount of $1,000,000 will convert the Notes into restricted shares of the Company's common stock; (ii) that Edward W. Withrow, III, a related party of the Company, holder of a certain note in the principal amount of $950,000 convert such amount into restricted shares of the Company's common stock; (iii) that Technorient shall have received all of the regulatory approvals and authorizations from the Hong Kong Stock Exchange necessary to consummate the transactions contemplated by the Amended Share Agreement; (iv) that De Luca and Federico Cabo shall have delivered their stock certificates together with the required stock powers to the Company for cancellation of 9,000,000 shares of Common Stock of the Company; and (v) that the Company, at Closing shall have no assets or liabilities, such that on or before the Closing the Company shall transfer all of its assets, including the shares of Brooke Carlyle Life Sciences, Inc., and liabilities to a third party or parties reasonably acceptable to Seller. Closing of the acquisition is scheduled for August 9, 2006.


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENT

The Company corrected the accounting record related to November 2004 Callable Convertible Note. As of resulting of correction, total asset increased $42,308, total liabilities increased $168,955, paid-in capital: warrant increased 137,799, and deficit accumulated during development stage and net loss increased $267,032, respectively.

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

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments as of June 30, 2006 and 2005, including cash, receivables, accounts payable and accrued expenses, and notes payable, approximate their respective fair values due to their short maturities. The fair value of notes payable to related parties is not determinable as these transactions are with related parties.

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of June 30, 2006, there were no uninsured cash balances.

INVENTORIES

Inventories are stated at the lower of cost or estimated net realizable value and consist of finished goods. Cost is determined under the average cost method. Should customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At June 30, 2005, management believes that inventories are carried at the lower of cost or net realizable value. As of June 30, 2006 the Company had closed out their inventory.

REVENUE RECOGNITION

The Company will recognize revenue at the time of shipment of its products to customers. The Company has not had any revenue since its inception

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At June 30, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. During the years ended June 30, 2006 and 2005, no compensation expense was recognized in the accompanying statements of operations for options issued to employees pursuant to APB 25, as there were no options granted in fiscal 2006 and 2005 under the plan.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be recovered.

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

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 4 - NOTE PAYABLE TO RELATED PARTIES

Note payable in the amount of $950,000 is due to Edward W. Withrow, III and shall be converted to common stock of the Company pursuant to certain terms of the Share Exchange Agreement (see Notes to Financial Statements - Note 12 - Subsequent Events).

NOTE 5 - CALLABLE CONVERTIBLE NOTES PAYABLE

On November 10, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $1,000,000 principal amount 10% Callable Secured Convertible Notes ("November 2004 Convertible Notes"). The November 2004 Convertible Notes were due two years from the date of issuance. The November 2004 Callable Notes were convertible at the option of the holders into shares of the Company's common stock. The conversion price was equal to the lesser of (i) $1.00 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by forty five percent (45%).

In connection with the November 2004 Convertible Notes, we incurred issuance costs which were recorded as deferred financing costs. The Company has amortized the deferred financing cost to interest expense using the straight-line method and will record the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

In connection with the November 2004 Convertible Notes, the Company also issued 3,000,000 warrants (" The November 2004 Convertible Note Warrants"). The November 2004 Convertible Note Warrants are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock first traded on the OTCBB discounted by 45.0%. The November 2004 Convertible Note Warrants expire five years from the date of issuance. By exercising the November 2004 Convertible Note Warrants, each holder of the November 2004 Convertible Notes is entitled to purchase one share of common stock per warrant. In connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes, the Company has provided and recorded a debt discount of $137,799 in connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes and is amortizing the discount using the effective interest method through November 12, 2006. The Company is immediately recording corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid in capital when the related debenture is converted into common stock.

These November 2004 Convertible Notes shall be converted to common stock of the Company pursuant to certain terms of the Share Exchange Agreement (see Notes to Financial Statements - Note 12 - Subsequent Events).

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

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

In April 2005, the Company issued 6,000,000 restricted shares of its common stock to Fred DeLuca, a former secretary and director of the Company as compensation pursuant to a consulting agreement valued at $6,000 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)(continued)

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

During the fiscal year ended June 30, 2006, the following shares of the Company's common stock were issued:

In October 2005, the Company issued 400,000 shares of its common stock (net of a subsequent cancellation of 500,000 shares) to consultants for services rendered.

In November 2005, the Company issued 40,000 shares of its common stock to consultants for services rendered.

December 2005, the Company issued 200,000 shares of its common stock to consultants for services rendered.

March 2006, the Company issued 1,000,000 shares of its common stock to a consultant for services rendered.

AUTHORIZATION OF PREFERRED STOCK

On April 6, 2006, the Company amended its articles of incorporation to increase the number of shares of authorized capital stock from 100,000,000 to 200,000,000 shares in the aggregate by authorizing 100,000,000 shares of "blank check" Preferred Stock.

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

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)(continued)

The Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company's), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other Awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company's securities. There have been 1,702,500 shares of stock awarded to various consultants for services rendered or to be rendered. No options or stock bonuses were granted under the 2005 Plan, and the options, stock awards and stock bonuses available for grant at June 30, 2006 was 797,500.

WARRANTS

In connection with the November 2004 Callable Convertible Notes, the Company issued 3,000,000 warrants (" The November 2004 Convertible Note Warrants"). The November 2004 Convertible Note Warrants were issued at the first closing and are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock is first traded on the OTCBB discounted by 45.0%. The November 2004 Convertible Note Warrants expire five years from the date of issuance. By exercising the November 2004 Convertible Note Warrants, each holder of the November 2004 Convertible Notes is entitled to purchase one share of common stock per warrant. In connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes, the Company recorded warrant of $137,799 in connection with the issuance of detachable warrants

The following summarizes information about warrants outstanding at June 30, 2006:


                                      Warrants Outstanding                       Warrants Exercisable
                        -----------------------------------------------    -------------------------------
                                            Weighted
                                            Average         Weighted                           Weighted
                           Number of        Remaining        Average         Number of          Average
     Range of               Shares         Contractual      Exercise          Shares           Exercise
 Exercise Prices          Outstanding      Life (Years)       Price         Exercisable          Price
-------------------     ---------------   --------------   ------------    -------------    --------------
     Note 1                3,000,000            4.4           Note 1         3,000,000          Note 1
                        ---------------                    ------------    -------------    --------------

                           3,000,000                          Note 1         3,000,000          Note 1
                        ===============                    ============    =============    ==============

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)(continued)

Note 1. The November 2004 Convertible Note Warrants are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock is first traded on the OTCBB discounted by 45.0%. The common stock has not been traded on the OTCBB.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LITIGATION - None

EMPLOYMENT AGREEMENT

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

NOTE 8 - BASIC LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic loss per common share computations for the years ended June 30, 2006 and 2005:

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 8 - BASIC LOSS PER COMMON SHARE (continued)

                                                     2006             2005
                                                --------------    ------------
Numerator for basic and diluted loss per
  common share - net loss                       $ (1,904,957)     $ (1,397,790)
                                                ==============    ============

Denominator for basic and diluted loss per
  common share - weighted average shares          12,558,178         2,549,767
                                                ==============    ============

Basic loss per common share                     $      (0.15)     $      (0.55)
                                                ==============    ============


NOTE 9- OTHER EXPENSE

In accordance with the terms of the acquisition of 100% of the common stock of Brooke Carlyle Life Sciences, Inc. ("Brooke Carlyle"), the Company's wholly-owned subsidiary, the Company received one million shares of Brooke Carlyle common stock. The Company, in recording the Brooke Carlyle acquisition, has reflected those one million shares in Other Assets at $1,000 on the Balance Sheet as at December 31, 2005, or par value of the Brooke Carlyle stock and an associated Other Expense charge in the amount of $ 934,636 on the Income Statement. On May 4, 2006, by unanimous consent of the Board of Directors, the Company entered into an agreement to sell the Brooke Carlyle stock.


NOTE 10 - INCOME TAXES

No current provision for federal income taxes is required for the year ended June 30, 2006 and 2005, since the Company incurred net operating losses through June 30, 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2006 are presented below:

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 10 - INCOME TAXES (continued)

Deferred tax asset:
Net operating loss carryforward                             $ 1,146,479
                                                          -------------
                                                              1,146,479

Less valuation allowance                                     (1,146,479)
                                                          -------------

Net deferred tax asset                                      $       --
                                                          =============

As of June 30, 2006, the Company had net operating loss carryforwards of approximately $3,371,998 available to offset future taxable federal and state income. The federal and state carryforward amounts expire in varying amounts through 2026 and 2013, respectively.


NOTE 11 - SIGNIFICANT EVENTS

Sale of Brooke Carlyle Stock

On May 4, 2006, the Company entered into a Stock Purchase Agreement to sell its 1,000,000 shares of the common stock of Brooke Carlyle Life Sciences, Inc., which constitutes all or substantially all of the assets of the Company.


NOTE 12 -  SUBSEQUENT EVENTS

On July 25, 2006 a Share Exchange Agreement was entered into by and among the Company, Fred De Luca, a director of the Company ("De Luca"); Corich Enterprises Ltd. ("Corich"), Herbert Adamczyk ("Mr. Adamczyk"; Mr. Adamczyk and Corich are hereinafter collectively referred to as the "Sellers"); and Technorient (the Company, De Luca, the Sellers and Technorient are hereinafter collectively referred to as the "Parties"). Pursuant to the terms of the Agreement, the Company shall acquire from the Sellers 49% of the outstanding capital stock of Technorient in consideration of the Company issuing to the Sellers and Orient Financial Services Ltd. Series A Convertible Preferred Stock (the "Preferred Shares") which will be convertible into shares of the Company's common stock (the "Issuance"), representing 53.5% of the outstanding common stock of the Company on a fully diluted basis, taking into account the issuance.

                                 XACT AID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 12 -  SUBSEQUENT EVENTS (continued)

Conditions precedent to the closing of the Share Exchange Agreement include, but are not limited to the following: (i) that the holders of the Company's 10% Callable Secured Convertible Notes (the "Notes") in the aggregate amount of $1,000,000 will convert the Notes into restricted shares of the Company's Common Stock; (ii) that Edward W. Withrow, III, a related party of the Company, holder of a certain note in the principal amount of $950,000 convert such amount into restricted shares of the Company's Common Stock; (iii) that Technorient shall have received all of the regulatory approvals and authorizations from the Hong Kong Stock Exchange necessary to consummate the transactions contemplated by the Amended Share Agreement; (iv) that De Luca and Federico Cabo shall have delivered their stock certificates together with the required stock powers to the Company for cancellation of 9,000,000 shares of Common Stock of the Company; and (v) that the Company, at Closing shall have no assets or liabilities, such that on or before the Closing the Company shall transfer all of its assets, including the shares of Brooke Carlyle Life Sciences, Inc., and liabilities to a third party or parties reasonably acceptable to Seller. Closing of the acquisition is scheduled for August 9, 2006.

Technorient, Limited is a Hong Kong based company originally founded in 1975, whose principal business is to import, market and distribute cars manufactured by Maserati and Ferrari, and to provide car servicing and spare car parts in the Hong Kong Special Administrative Region of the People's Republic of China and Macau. Technorient, Limited operates in Hong Kong and China from six locations incorporating sales, spare parts and servicing, body and paint shop facilities all of which are primarily aimed at Ferrari and Maserati car brands. It is the Company's belief that revenues and net earnings for the fiscal year of 2005 were approximately $49 million and $1.4 million, respectively.

On August 9, 2006, the 9,000,000 shares of Common Stock of the Company owned by De Luca and Federico Cabo were cancelled.

In August 2006, an aggregate of 1,533,973 shares of Series A Preferred Stock were issued in accordance with the Share Exchange Agreement.

In September, the $950,000 Loan Payable to Related Party was converted by issuance of 16,600,000 shares of the Company's restricted common stock.

In September, the $1,000,000 Convertible Callable Notes were converted by issuance of 5,029,337 shares of the Company's restricted common stock.