Form 10QSB
period 2006-09-30
XACT AID INC
filed 2006-11-21
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50122

XACT AID, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3718650
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

585 Castle Peak Road Kwai Chung, N.T. Hong Kong
(Address of principal executive offices)	(Zip Code)

852 2514 4880
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. On September 30, 2006, there were 26,229,180 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

XACT AID, INC.
For the quarter ended September 30, 2006
FORM 10-QSB

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited):

XACT AID, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Expressed in US dollars)

$
ASSETS
Current assets:
Cash and cash equivalents	209,628
Trade receivables, net of allowance of $18,808	2,232,827
Inventories	8,617,615
Amount due from ultimate holding company	2,765,404
Amounts due from fellow subsidiaries	27,248
Other current assets	3,425,081
Total current assets	17,277,803

Property, plant and equipment, net	2,454,087

Investment in an associate	1,000,421
Deferred tax asset - non-current	812,903

TOTAL ASSETS	21,545,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	3,349,941
Other current liabilities	12,590,465
Total current liabilities	15,940,406

Other long-term liabilities	153,764

Total liabilities	16,094,170

Minority interests	2,770,205

Commitments and Contingencies

Shareholders’ equity
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 26,229,180 shares	26,261
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 1,533,973 shares	1,534
Additional paid-in capital	7,534,508
Accumulated other comprehensive income	58,947
Accumulated deficits	(4,940,411)
Total shareholders’ equity	2,680,839

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	21,545,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

XACT AID, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
	$	$	$	$
Sales:
New and used vehicles	35,859,615	25,666,064	13,327,113	8,000,002
Parts and services	3,715,532	2,887,890	1,347,905	1,053,029
Net sales	39,575,147	28,553,954	14,675,018	9,053,031

Cost of sales:
New and used vehicles	30,863,133	22,733,762	11,455,667	6,852,238
Parts and services	1,160,336	1,027,159	373,758	367,909
Total cost of sales	(32,023,469)	(23,760,921)	(11,829,425)	(7,220,147)

Gross profit:
New and used vehicles	4,996,482	2,932,302	1,871,446	1,147,764
Parts and services	2,555,196	1,860,731	974,147	685,120
Total gross profit	7,551,678	4,793,033	2,845,593	1,832,884

Selling, general and administrative expenses	(6,592,739)	(4,644,806)	(2,420,939)	(1,775,131)

Operating earnings	958,939	148,227	424,654	57,753

Other (expenses)/income	(100,282)	85,403	(80,078)	97,815

Earnings before minority interests and income taxes	858,657	233,630	344,576	155,568

Minority interests	(437,915)	(119,151)	(175,734)	(79,339)

Provision (benefit) for income taxes	—	—	—	—

Net earnings	420,742	114,479	168,842	76,229

Earnings per share
Basic	0.19	0.00	0.03	0.00
Diluted	0.00	0.00	0.00	0.00

Weighted average number of common stock outstanding
Basic	2,203,257	N/A	6,537,926	N/A
Diluted	143,642,470	141,439,213	147,977,139	141,439,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

XACT AID, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Nine months ended September 30
	2006	2005
	$	$
Cash flows from operating activities:
Net earnings	420,742	114,479
Adjustment to reconcile net earnings to net cash used in operating activities
Minority interest	437,915	119,151
Depreciation expense	391,973	106,875
Other adjustments	78,924	(126,173)
Changes in operating assets and liabilities:
Trade receivables	3,116,179	1,981,710
Bill receivables	—	430,749
Other current assets	529,752	(1,040,298)
Inventories	(3,558,837)	(2,459,999)
Trade payables	237,153	133,834
Other current liabilities	217,201	711,998
Net cash provided by/(used in) operating activities	1,871,002	(27,674)

Cash flows from investing activities:
Cash acquired upon acquisition of a subsidiary	1,284	—
Purchases of property, plant and equipment	(783,016)	(97,648)
Advances to fellow subsidiaries / related parties	(2,770,608)	(874,432)
Repayments from/(advances to) an associate company	153,561	(1,000,742)
Net cash used in investing activities	(3,398,779)	(1,972,822)

Cash flows from financing activities:
Increase in short-term borrowings and bills payable	1,284,651	1,464,889
Net cash provided by financing activities	1,284,651	1,464,889

Net decrease in cash and cash equivalents	(243,126)	(535,607)

Cash and cash equivalents, beginning of the period	452,754	1,078,333

Cash and cash equivalents, end of the period	209,628	542,726

Cash paid for:
Interest	291,913	111,017
Income taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Expressed in US dollars)

							Accumulated
	Common stock		Preferred stock		Additional		other
					paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Income	Total

Balance at December 31, 2005	461,687	$5,919,064	-	-	1,646,577	(5,361,153)	46,176	2,250,664

Effect of reverse acquisition:
Reverse acquisition equity acquired	25,767,493	(5,892,803)	-	-	-	-	-	(5,892,803)
Retire other reserves of the Company	-	-	-	-	5,887,931	-	-	5,887,931
Issuance of preferred shares in relation share exchange	-	-	1,533,973	1,534	-	-	-	1,534
Comprehensive income
Net earnings	-	-	-	-	-	420,742	-	420,742
Translation adjustments	-	-	-	-	-	-	12,771	12,771

Balance at September 30, 2006	26,229,180	26,261	1,533,973	1,534	7,534,508	(4,940,411)	58,947	2,680,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

XACT AID, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE INTERIM PERIOD AS OF SEPTEMBER 30, 2006 AND THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Background

Xact Aid, Inc. (the “Company” or “Xact”) was formed in the State of Nevada on April 19, 2004 for the purpose of sales and marketing of wound-specific first aid kit line of products.

On September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation, (“Technorient”) through a reverse merger, with the result that the stockholders of Technorient became the beneficial owners of approximately 49% of our stock after the conversion of the preferred shares of the Company. The transaction was completed pursuant to a share exchange agreement and was determined through arms-length negotiations between the Company and Technorient.
0
The share exchange resulted in a change of control whereby, in connection with the share exchange, the Company issued an aggregate of 972,728 shares of the Series A Preferred stock in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A Preferred Stock for consulting services to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. As a result, after giving effect to the exchange, the debt conversions, the issuance of the consulting shares and the share cancellations, as of the Exchange, the total issued and outstanding shares of the Company’s common stock assuming conversion of the Series A Preferred Stock was 167,668,375 shares.

Immediately subsequent to the acquisition, our business operations for the Company ceased and our operations now represent those of Technorient, which is physically located in Hong Kong. The transaction resulted in the management of Technorient having control of the financing and operating decisions of the combined enterprise after the transaction. The transaction was accounted for as a reverse acquisition, whereby Technorient is assumed to be the accounting acquirer.

Background of Technorient

Technorient is a private limited liability company incorporated in Hong Kong. Its immediate holding company is Xact Aid, Inc. and its ultimate holding company is Wo Kee Hong (Holdings) Limited (“WKH”), a company incorporated in Bermuda and its shares are listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Technorient is an investment holding company. Through its subsidiaries, Technorient offers a diversified range of automotive products and services including sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts. Technorient’s operations are located primarily located in Hong Kong.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The reporting and functional currency of the Company is the U.S. dollar. The reporting and functional currency (the currency of the primary economic environment in which the entity operates) of its subsidiaries is in Hong Kong Dollars (“HKD”). Translation adjustments made upon consolidation are recognized as a separate component of shareholders’ equity.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006. The interim financial statements should be read in conjunction with the Company’s annual financial statements included elsewhere in this filing.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company will apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006. The Company has evaluated the potential impact of SAB 108 and does not believe the impact of the application of this guidance will be material to its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3. CONCENTRATION OF RISK

Concentration of Supplier Credit Risk

Our Company relies on supplies from numerous vendors. For the nine months ended September 30, 2006 and 2005, the Company had two vendors that each accounted for more than 10% of total supply purchases for the periods. If the vendors terminate its relationship with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through letters of credit.

Concentration of Credit Risk due to Geographic Location

Our Company’s business, assets and operations is currently focused on the sale of new and used vehicles in Hong Kong and is currently expanding its operations to People Republic of China (“PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and PRC.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, such as options and warrants, outstanding during the period. The preferred stocks with conversion feature were considered as common stock equivalents outstanding as of September 30, 2006.

NOTE 5. INVENTORY

Inventories by major categories at September 30, 2006 are summarized as follows:

$
New vehicles	3,803,372
Used vehicles	3,316,087
Parts, accessories and other	1,498,156
8,617,615

Vehicles of approximately $1,244,793 were pledged to secure the stocking loan outstanding as of September 30, 2006 (See Note 10)

NOTE 6. OTHER CURRENT ASSETS

The other current assets by major categories at September 30, 2006 are summarized as follows:

Deposits	348,129
Prepayments	671,359
Other receivables	1,988,945
Amount due from an intermediate holding company	27,066
Amount due from an associate	389,582
$3,425,081

Prepayments at September 30, 2006 included approximately $584,700 in relation to legal and professional services.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, at September 30, 2006 are summarized as follows:

Leasehold improvements	2,529,677
Plant and machinery	1,196,183
Furniture, fixtures and office equipment	858,324
Motor vehicles	508,346
Total	5,092,530
Less: accumulated depreciation	(2,638,443)
$2,454,087

Depreciation charged to the expense during the nine months ended September 30, 2006 and 2005 were $391,973 and $106,875, respectively.

NOTE 8. INVESTMENT IN AN ASSOCIATE

Investment in an associate at September 30, 2006 was $1,000,421.

In 2004, a subsidiary of the Company entered into a strategic alliance with Ferrari S.p.A. (“Ferrari”) and Poly Technologies, Inc. (“Poly Technologies”), a subsidiary of Poly Group, to set up an Equity Joint Venture (“EJV”) company, Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd, in Mainland China. The EJV is the sole importer of “Ferrari” and “Maserati” cars in China, responsible for the import, marketing, dealer sales, spare parts and accessories supply, and after-sale technical supports for these unique global brands. The Company, Ferrari and Poly Technologies own 30%, 40% and 30% respectively in the EJV. The registered capital of the EJV was US$3 million and was contributed by the partners to the EJV in proportion to their respective equity interest. In August 2004, the EJV was formally set up, with the business license issued by the relevant PRC authority.

On December 30, 2005, a subsidiary of the Company and Ferrari entered into the Equity Interest Transfer Agreement relating to the transfer of 29% equity interest in the EJV, for a consideration of US$870,000. As of September 30, 2006, the disposal has yet to be approved by the relevant authorities in the PRC and the disposal has not become effective.

NOTE 9. INCOME TAXES

Deferred taxation recognized represents foreign unused tax loss carryforwards from prior years. The unused tax loss carry forwards have unlimited useful lives under the local regulation at where the unused tax losses were derived. As of September 30, 2006, unused tax loss carryforwards from prior years were approximately US$6.281 million.

Net deferred tax asset at September 30, 2006 consists of the following:

$
Deferred tax asset and liabilities:
Loss carryforwards	1,099,203
Gross deferred tax asset	1,099,203
Valuation allowance	(286,300)
Net deferred tax asset	812,903

Hong Kong Profits Tax is calculated at 17.5% of the estimated assessable profit arising in Hong Kong for the period. No provision of income tax has been provided for the nine months ended September 30, 2006 as the Company has unused tax loss carry forwards from prior years.

NOTE 10. SHORT-TERM BORROWINGS

The Company’s short-term borrowings at September 30, 2006 consist of the following:

$

Bank borrowings	2,433,296
Stocking loan	916,645
3,349,941

Vehicles of approximately $1,244,793 were pledged to secure the stocking loan outstanding as of September 30, 2006.

The bank borrowings, which are mainly used to finance the purchase of vehicles, are secured by pledge of certain fellow subsidiaries’ properties and are interest-bearing. The interest rates are generally based on the bank’s best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings is from 8.5% to 9.25% per annum.

NOTE 11. OTHER CURRENT LIABILITIES

Other current liabilities by major categories at September 30, 2006 are summarized as follows:

$
Trade payables	382,783
Accruals	1,292,803
Deposits received	9,117,281
Other payables	1,796,359
Amounts due to fellow subsidiaries	1,239
12,590,465

The deposits received mainly represent the amounts received from customers in relation to the purchase of new vehicles. The Customer is required to make a deposit when a sales contract is executed between the customer and the Company and the amount of deposit being made is in accordance to the terms and conditions of the sales contract.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation, Claims and Assessments

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. It is the Company’s belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2006 are as follows:

2006	$272,080
2007	972,790
2008	74,129
$1,318,999

Rent expense for the nine months ended September 30, 2006 amounted to $847,592 (2005: $618,592).

NOTE 13. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the nine months ended September 30, 2006 and 2005, and the significant balances among certain related parties and the Company at September 30, 2006:

		2006	2005
Consolidated Income Statements:	Note	$
Sales to:
- Ultimate holding company	(a)	166,158	—
- Fellow subsidiaries	(a)	—	253,846
- Associate	(a)	—	574,169

Purchases from:
- Fellow subsidiaries	(a)	—	119,231
- Associate	(a)	1,044,820	—

Interest received from:
- Fellow subsidiaries	(b)	19,783	49,050

Management fee paid to:
- Ultimate holding company	(c)	232,258	426,597

Consolidated Balance Sheet:
Amounts due from fellow subsidiaries:
- Wo Kee Hong Limited	(d)	27,248

Amounts due to fellow subsidiaries:
- Shinwa Asia Pacific Company Limited	(d)	—
- Stoneycroft Estates Limited	(d)	(14)
- Wo Kee Advertising Limited	(d)	—
- Wo Kee Hong Limited	(d)	—
- Wo Kee Services Limited	(d)	(1,225)
		(1,239)

Amount due from/(to) ultimate holding company
- Wo Kee Hong (Holdings) Limited	(d)	2,765,404

Amount due from an intermediate holding company
- Corich Enterprise Inc.	(d)	27,066

Amount due from an associate
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd	(d)	389,582

Notes:
(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.
(b)	The loan advance to a fellow subsidiary is unsecured, bears interest at 9.25% per annum and repayable on demand.
(c)	The transactions were carried out at terms agreed between both parties.
(d)	The amounts due are unsecured, interest free and repayable on demand.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “might,” “will,” “should,” “seeks,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenues and our ability to generate future revenues, uncertainty of development and availability of additional content networks, ability to distribute additional set-top boxes, regulatory issues in the United States and other countries commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, changes or advances made by other in IPTV and internet technologies, general competitive and economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s analysis only. We assume no obligation to update forward-looking statements.

Introductory Comment

 On September 5, 2006, XACT Aid Inc., a Nevada Corporation, (the “Company” or “Xact”) acquired 49% of Technorient Limited, a Hong Kong Corporation, (“Technorient”) through a reverse merger, with the result that the stockholders of Technorient became the beneficial owners of approximately 49% of our stock after the conversion of the preferred shares of the Company. The transaction was completed pursuant to a share exchange agreement and was determined through arms-length negotiations between the Company and Technorient.

The share exchange resulted in a change of control whereby, in connection with the share exchange, the Company issued (i) an aggregate of 972,728 shares of the Series A Preferred stock in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A Preferred Stock for consulting services to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. As a result, after giving effect to the exchange, the debt conversions, the issuance of the consulting shares and the share cancellations, as of the Exchange, the total issued and outstanding shares of the Company’s common stock assuming conversion of the Series A Preferred Stock was 167,668,375 shares.

Immediately subsequent to the acquisition, our limited prior business operations for the Company ceased and our operations now represent those of Technorient, which is physically located in Hong Kong. The transaction resulted in the management of Technorient having control of the financing and operating decisions of the combined enterprise after the transaction. The transaction was accounted for as a reverse acquisition, whereby Technorient is assumed to be the accounting acquirer.

Technorient has a fiscal year end of December 31 and Xact has a fiscal year end of June 30. The Company’s year end will be changed to December 31.

Overview

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 of our unaudited financial statements for the year ended December 31, 2005.

Results of Operations

Comparison of Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

SALES
	Nine Months ended September 30, 2006			Nine Months ended September 30, 2005
New and used vehicles	$35.9	M	91%	$25.7	M	90%
Parts and service	$3.7	M	9%	$2.9	M	10%

Total	$39.6	M	100%	$28.6	M	100%

Sales consist of sales of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net sales were approximately $39,600,000 and $28,600,000 for the nine months ended September 30, 2006 and 2005, respectively. Net sales for the nine months ended September 30, 2006 increased by $11 million or 38% to $39.6 million, compared with the same period of 2005. The increase in sales was mainly contributed by the new and used vehicles trading segment. The increase in new car sales was fueled by the launch of new models, including the Ferrari F430 and Superamerica in the second half of 2005.

Increase in parts and service sales reflects the impact from the additional high-tech 3S (Sales, Service and Spare parts) centre that was opened in October 2005.

COST OF SALES

Cost of sales for nine months ended September 30, 2006 increased to approximately $32 million from approximately $23.8 million for nine months ended September 30, 2005, $8.2 million or 34% increase which was consistent with the increase in revenues.

GROSS PROFIT

For the nine months ended September 30, 2006, gross profit was approximately $7.6 million as compared to approximately $4.8 million for the same period of 2005, an increase of $2.8 million or 58%. Gross margin was 19.1% for the nine months ended September 30, 2006, an increase of 2.3% from 16.8% for the same period of 2005.

The increase in gross margin was mainly contributed by the new and used vehicles trading segment. This was caused by the launch of F430 Challenge, a highly acclaimed left hand drive racing car, in first half of 2006.

The fluctuation of the value of Euro had certain positive impact on gross margin on the parts and service segment as nearly all parts purchase cost were denominated in Euros while the revenue was denominated in HKD.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2006 was approximately $6.6 million or 16.7% of net sales compared to approximately $4.6 million or 16% of net sales for the same period of 2005. In general, the approximately $2 million or 43% increase in selling, general and administrative expenses was primarily due to the growth of revenues and rapid business expansion that had reflected in our increased marketing expenses, staff cost, rental expenses and depreciation.

Marketing expenses were approximately $480,000 for the nine months ended September 30, 2006, as compared to approximately $250,000 for the same period of 2005, an increase of $230,000 or 92%.

Due to the inauguration of new 3S centre in October 2005, the staff cost was increased from approximately $1.5 million for nine months ended September 30, 2005 to approximately $2.3 million for the same period of 2006, and rent, rate and building management fee, increased from approximately $0.7 million for nine months ended September 30, 2005 to approximately $1 million for the same period of 2006. Depreciation expense increased to approximately $400,000 for the nine months ended September 30, 2006, compared with depreciation expense of approximately $110,000 for the same period of 2005 due to the HKD2.1 million new investments in fixed asset in the new showroom and service centre.

OTHER EXPENSES / INCOME

Other expenses for the nine months ended September 30, 2006 increased to approximately $100,000 as compared with other income of approximately $85,000 for the same period of 2005. The $185,000 increase was mainly caused by the increased interest expenses. The interest expense for the nine months ended September 30, 2006 increased by approximately $180,000 to approximately $290,000 from approximately $110,000 for the same period of 2005. The funds for which the increased interest expense was incurred were used for working capital purposes, as well as new investment in fixed assets, to support the expansion of our business.

MINORITY INTERESTS

Minority interests for both periods presented represent outside ownership interests in subsidiaries that is consolidated with the parent for financial reporting purposes.

NET PROFIT

Net profit for the nine months ended September 30, 2006 increased by approximately $307,000 to a net profit of approximately $421,000 from approximately $114,000 for the same period of 2005 due to the factors discussed above.

Results of operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

SALES
	Three Months ended September 30, 2006			Three Months ended September 30, 2005
New and used vehicles	$13.3	M	90%	$8.0	M	88%
Parts and service	$1.4	M	10%	$1.1	M	12%

Total	$14.7	M	100%	$9.1	M	100%

Sales consist of sales of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net sales were approximately $14,700,000 and $9,100,000 for the three months ended September 30, 2006 and 2005, respectively. Net sales for the three months ended September 30, 2006 increased by $5.6 million or 62% to $14.7 million, compared with the same period of 2005. The increase in sales was mainly contributed by the new and used vehicles trading segment.

Increase in parts and service sales reflects the impact from the additional high-tech 3S (Sales, Service and Spare parts) centre that was inaugurated in October 2005.

COST OF SALES

Cost of sales for three months ended September 30, 2006 increased to approximately $11.8 million from approximately $7.2 million for three months ended September 30, 2005, $ 4.6 million or 64% increase which was consistent with the increase in revenues.

GROSS PROFIT

For the three months ended September 30, 2006, gross profit was approximately $2.9 million as compared to approximately $1.8 million for the same period of 2005, an increase of $1.1 million or 61%. Gross margin was 19.7% for the three months ended September 30, 2006 that was comparable with the gross margin of 19.8% for the same period of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2006 was approximately $2.4 million or 16.3% of net sales compared to approximately $1.8 million or 19.8% of net sales for the same period of 2005. In general, the approximately $0.6 million or 33% increase in selling, general and administrative expenses was primarily due to the growth of revenues and rapid business expansion that had reflected in our increased marketing expenses, staff cost, rental expenses and depreciation.

Marketing expenses were approximately $261,000 for the three months ended September 30, 2006, as compared to approximately $129,000 for the same period of 2005, an increase of $132,000 or 102%.

Due to the inauguration of new 3S centre in October 2005, the staff cost was increased from approximately $500,000 for three months ended September 30, 2005 to approximately $790,000 for the same period of 2006, and rent, rate and building management fee, increased from approximately $280,000 for three months ended September 30, 2005 to approximately $350,000 for the same period of 2006. Depreciation expense increased to approximately $150,000 for the three months ended September 30, 2006, compared with depreciation expense of approximately $30,000 for the same period of 2005.

OTHER EXPENSES / INCOME

Other expenses for the three months ended September 30, 2006 increased to approximately $80,000 as compared with other income of approximately $98,000 for the same period of 2005. The increase of $178,000 was mainly caused by the increased interest expenses and share of the loss from associate. The interest expense for the three months ended September 30, 2006 increased by approximately $81,000 to approximately $113,000 from approximately $32,000 for the same period of 2005. The Company's share of the loss of approximately $34,000 was from the result of associate for three months ended September 30, 2006 as compared to the share of the gain of approximately $70,000 for the same period of 2005, an increase of 104,000.

MINORITY INTERESTS

Minority interests for both periods presented represent outside ownership interests in subsidiaries that is consolidated with the parent for financial reporting purposes.

NET PROFIT

Net profit for the three months ended September 30, 2006 increased by approximately $93,000 to a net profit of approximately $169,000 from approximately $76,000 for the same period of 2005 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING - Our operations generated cash resources of approximately $1,871,000 for the nine months ended September 30, 2006, as compared to a negative operating cash flow of approximately $28,000 for the nine months ended September 30, 2005, primarily as a net result of the following:

•
For the nine months ended September 30, 2006, cash flow provided by sales increased by approximately $1,116,000 to approximately $1,330,000. The increase was primarily as a result of the increase in sales.

•	For the nine months ended September 30, 2006, inventory increased by approximately $3.6 million. The increase was consistent with our business growth especially for car trading segment.

•
For the nine months ended September 30, 2006, the increase or decrease of various current operating assets and liabilities, included the aforementioned items, resulted in an aggregate increase of cash inflow from operations of approximately $540,000.

INVESTING - During the nine months ended September 30, 2006, we expended net cash of approximately $3,400,000 in the investing activities, including approximately $2,600,000 advances to group companies and associates. For the nine months ended September 30, 2005, we utilized approximately $2,000,000 in investing activities, mainly included approximately $1,800,000 advances to group companies and associates.

FINANCING - During the nine months ended September 30, 2006, we made new net drawdown amounting to approximately $1,300,000 from banks. For the nine months ended September 30, 2005, the Company made new net drawdown amounting to approximately $1,500,000 from banks.

WORKING CAPITAL - Current assets exceeded current liabilities at September 30, 2006 by approximately $1,340,000, an increase of $650,000 from December 31, 2005. The ratio of our current assets to our current liabilities was 1.08 to 1 at September 30, 2006, 1.05 to 1 at December 31, 2005. At September 30, 2006, our current assets of approximately $17.3 million included approximately $8.6 million inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $15.9 million included approximately $9.1 million of customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $9.1 million, which deposits are included in "other current liabilities" of the Company as at September 30, 2006.

Liquidity and Capital Resources

ITEM 3. Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

 As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2006, the Share Exchange Agreement (the “Share Agreement”) was entered into by and among Technorient Limited, a Hong Kong corporation (“Technorient”), the Company, Fred De Luca, a director of the Company (“De Luca”); Corich Enterprises Inc., a British Virgin Islands corporation (“Corich”), and Herbert Adamczyk (“Adamczyk”). Subsequently, on July 15, 2006, the amended Share Exchange Agreement (the “Amended Share Agreement”) was entered into by the parties which agreement replaced in its entirety and superseded the Share Agreement. Pursuant to the terms of the Amended Share Agreement, the Company agreed to acquire from the Corich and Adamczyk (the “Sellers”) 49% of the outstanding capital stock of Technorient in exchange for the Company issuing to the Sellers and Orient Financial Services Ltd. (“OFS”) 972,728 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) which will be convertible into 89,689,881 shares of the Company’s Common Stock (the “Exchange”), representing 53.5% of the outstanding Common Stock of the Company on a fully diluted basis, taking into account the Exchange. After giving effect to the Exchange assuming full conversion of the Preferred Shares, there will be approximately 167,644,553 shares issued and outstanding of the Company’s Common Stock.

On September 5, 2006, the transactions contemplated by the Amended Share Agreement were consummated. In connection with the Exchange, the Company issued (i) to Corich and Adamczyk an aggregate of 972,728 shares of the Series A Preferred stock in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A Preferred Stock to Happy Emerald for consulting services to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,337 shares of Common Stock were issued to five creditors of the Company in connection with the conversion of their indebtedness into shares of the Company’s Common Stock. The Company believes that all recipients of shares in the Exchange were accredited investors. The issuance of the securities in the Exchange was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

ITEM 6. Exhibits

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XACT AID, INC.

Date: November 17, 2006	By:	/s/ RICHARD MAN FAI LEE
Richard Man Fai Lee, Chief Executive Officer and Director

Date: November 17, 2006	By:	/s/ JOSEPH TIK TUNG WONG
Joseph Tik Tung Wong, Chief Financial Officer