Form 10-K
period 2006-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2007-04-02
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File No. 333-120807

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Exact name of small business issuer as specified in it charter)

Nevada	11-3718650
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

10/F, Wo Kee Hong Building 585-609 Castle Peak Road Kwai Chung, N.T. Hong Kong
(Address of principal executive offices)

(852) 2514-4880
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐     Accelerated filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $360,838 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Not Applicable.

As of March 26, 2007, 26,929,180 shares of the registrant’s common stock were issued and outstanding.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2006

A-1

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K (“Form 10-K”) for China Premium Lifestyle Enterprise, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; new product offerings and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the limited market for our stock, the volatility of our stock price, and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2007 fiscal year, which runs from January 1, 2007 to December 31, 2007.

As used in this Form 10-K, unless the context requires otherwise, "we", or "us", “CPMM” or the "Company" means China Premium Lifestyle Enterprise, Inc.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

A-2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of distributing and selling premium brand luxury products in the Hong Kong Special Administrative Region (“Hong Kong”), the Macau Special Administrative Region (“Macau”) and in the People’s Republic of China (for the purpose of this report excludes Hong Kong and Macau and hereinafter “China”). Currently, the Company’s main business is its ownership interest in Technorient Group Limited, a Hong Kong corporation whose business consists mainly of import, distribution, and after-sale service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. The Company is also planning to import, distribute and sell premium brand apparel and other luxury brand products in Hong Kong, Macau, China and Taiwan.

The Company was originally formed in the State of Nevada on April 19, 2004 under its predecessor name, Xact Aid, Inc. On April 30, 2004, the Company issued 1,000 shares of our common stock (representing all of its issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (F/K/A QT5, Inc.), a Delaware corporation ("Addison-Davis"), in consideration of Addison-Davis advancing start-up and operating capital.

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

From the Company's inception to May 9, 2005, the date that the Company was spun-off from Addison-Davis, Addison-Davis was the Company's sole stockholder and as such the Company was a wholly-owned subsidiary of Addison-Davis and it was included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission. Commencing with its former fiscal year end of June 30, 2005, the Company filed Form 10-KSB annual reports and Form 10-QSB quarterly reports with the Securities and Exchange Commission (the “SEC”).

On December 22, 2005 the Company entered into a transaction divesting itself of certain assets for which the Company, in management's opinion, could not attract capital to successfully exploit, in return for the assumption of certain liabilities, a guarantee to pay another significant liability, and all of the common stock of a development stage company. The Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle), a development stage company with a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to: (i) sell, assign and transfer to Brooke Carlyle any and all of its rights title and interests in connection with the License Agreement and the Patent Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including all its related rights, titles and inventory; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. In consideration, Brooke Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488; (ii) guaranteed payment of the Company's $950,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company One Million (1,000,000) shares of Brooke Carlyle common stock.

The Company's management team then realized that it was no longer in the best interests of the Company and its shareholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction that would attract a viable business operation and liquidate its liabilities. As a result of such decisions, on March 3, 2006, the Company entered into a non-binding letter of intent ("LOI") with Technorient, Limited, a Hong Kong corporation ("Technorient") for a proposed acquisition of an interest in Technorient via a share exchange by and among the Company and Technorient, and thus Technorient and the Company commenced preparation of a definitive share exchange agreement. On May 4, 2006, in order to satisfy certain provisions in the Share Exchange Agreement described below with Technorient, the Company entered into a Stock Purchase Agreement (the "Agreement") with Nexgen Biogroup, Inc. ("Nexgen"), for the sale of the 1,000,000 shares (the "Shares") of the common stock of Brooke Carlyle held by the Company, which at that time represented all or substantially all of the assets of the Company, for $1,000 cash, representing a consideration of $.001 per share of Brooke Carlyle, Brooke Carlyle's par value per Share (the "Sale"). In accordance with the terms of the Agreement, the Company agreed to: (i) sell, assign and transfer to Nexgen any and all of its rights, title and interests in Brooke Carlyle; and (ii) transfer to Nexgen 1,000,000 shares of Brooke Carlyle common stock. Further, on April 7, 2006, in order to satisfy certain provisions of the Share Exchange Agreement described below, the Company amended its Articles of Incorporation for the authorization of 100,000,000 shares of preferred stock.

On June 9, 2006, the Company entered into a share exchange agreement (the "Exchange Agreement") with Technorient, Fred De Luca, a director of the Company ("De Luca"), Corich Enterprises Inc., a British Virgin Islands corporation ("Corich"), and Herbert Adamczyk ("Adamczyk") (collectively the “parties”). Subsequently, on July 15, 2006, the parties entered into an amended share exchange agreement (the "Amended Exchange Agreement"), which agreement replaced in its entirety and superseded the Exchange Agreement. Pursuant to the terms of the Amended Exchange Agreement, the Company agreed to acquire from Corich and Adamczyk (the "Sellers") 49% of the outstanding capital stock of Technorient in exchange for the Company issuing to the Sellers and Orient Financial Services Ltd. ("OFS") 972,728 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") (this share exchange transaction is hereinafter referred to as the "Exchange"). The 972,728 Series A Preferred Shares are convertible into approximately 89,689,881 shares, which on an as-converted basis represented 53.5% of the outstanding Common Stock of the Company on a fully diluted basis, taking into account the Exchange.

As of August 31, 2006, the Company had 21,629,339 outstanding shares of common stock. The Company's Articles of Incorporation provides for authorized capital of two hundred million shares (200,000,000) of which one hundred million (100,000,000) are $0.001 par value common stock and one hundred million (100,000,000) are $0.001 par value preferred stock. Prior to the Exchange, Federico G. Cabo ("Cabo"), director, owned 3,000,000 shares of common stock, and De Luca, secretary and director, owned 6,000,000 shares of common stock. Pursuant to the Exchange, the Company cancelled 9,000,000 shares of common stock owned by Messrs. De Luca and Cabo (the "Share Cancellations").

On September 5, 2006, pursuant to the Amended Exchange Agreement and after all of the conditions precedent to closing were satisfied, Corich and Adamczyk, as shareholders of Technorient, transferred 49% of the outstanding capital stock of Technorient on a fully diluted basis to the Company in exchange for 972,728 shares of the Company's Series A Preferred Shares. Pursuant to the terms of the Amended Exchange Agreement, there were approximately 167,644,553 shares of common stock issued and outstanding after giving effect to (a) the Exchange, (b) the share cancellations, debt conversions and the issuance of the consulting shares pursuant to the Amended Exchange Agreement, and (c) assuming the full conversion of the Series A Preferred Shares. As a result of this Exchange, the Company became a 49% shareholder of Technorient. Additionally, as a condition to the Exchange, the Company completed the sale of all the capital stock of Brooke Carlyle, which prior to the Exchange constituted all of the Company's assets for $1,000 cash, to Nexgen Biogroup, Inc.

In connection with the Exchange, the Company issued (i) to Corich and Adamczyk an aggregate of 972,728 shares of the Series A Preferred Shares in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A Preferred Shares to Happy Emerald Limited, a British Virgin Islands company, for consulting services to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,337 shares of Common Stock in connection with the Debt Conversions. As a result, after giving effect to the Exchange, the Debt Conversions, the issuance of the Consulting Shares and the Share Cancellations, as of the Exchange, the total issued and outstanding shares of the Company's common stock, assuming conversion of the Series A Preferred Shares, was 167,644,553 shares.

After the closing of the Exchange, the Company’s main business is its 49% ownership interest in Technorient.

Recent Developments

On December 27, 2006, the Company effected both an increase in the number of the Company's authorized shares of capital stock from 200,000,000 to 500,000,000 total authorized shares of capital stock, and a corporate name change through the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the State of Nevada’s Secretary of State. The Company’s authorized capital stock now consists of 400,000,000 authorized shares of common stock, $0.001 par value per share, and 100,000,000 authorized shares of preferred stock, with a par value $0.001 per share. The Company also concurrently effected a change of the Company's corporate name (the “Name Change”) to “China Premium Lifestyle Enterprise, Inc.” The Company’s Name Change and its new trading symbol (OTCBB: CPMM) became effective on the OTC Bulletin Board on December 28, 2006.

In March 2007, the Company entered into an agreement with Falber Confezioni, S.r.l. to become the sole importer and distributor of John Richmond, Richmond X and Richmond Denim clothing for men and women in Hong Kong, Macau, Taiwan and in China commencing in the Spring/Summer season of 2008 and ending in the Fall/Winter season of 2012.

TECHNORIENT OVERVIEW

The Company’s main business remains its ownership interest in Technorient. Technorient was established in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), German Motors Limited (“German Motors”), and Italian Motors (Sales & Service) Limited (“IML”). Originally founded in 1974 by Herbert Adamczyk as German Motors Limited, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business. IML is also an equity holder in Ferrari Maserati International Trading (Shanghai) Co. Ltd., (“Shanghai JV”) an equity joint venture company created with Ferrari S.p.A. and the Beijing-based Poly Investment Group in 2004 to handle sales, marketing and distribution of Maserati and Ferrari in China. The Shanghai JV is currently building a network of dealerships for Ferrari and Maserati in China.

Auto Italia and Italian Motors operate from six locations in Hong Kong and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati. Management believes that the group has a well-established customer base comprised of high net worth individuals in Hong Kong and China and enjoys through its sales performance and reputation for first class facilities and customer service, an excellent relationship with senior management of both Ferrari S.p.A. and Maserati S.p.A.

Senior Management of Technorient view the rapid development of the consumer market in China, particularly the market for luxury products, as an opportunity to leverage the Group’s existing high net worth customer base and reputation to develop a platform for distribution of a wide range of luxury items, including additional high end (performance) autos, luxury yachts and other premium lifestyle items.

Technorient History and Background

German Motors was originally established in 1974 by Adamczyk as a service center for high performance sports cars, including Ferrari. After some years of development, and largely as a result of its record in high quality service and support for the auto racing industry in both Hong Kong and Macau, in 1983 the company was then awarded the exclusive dealership for Ferrari in Hong Kong and Macau. IML was formed subsequently to take up the business.

Technorient was established in Hong Kong on March 8, 1983. Technorient became the holding company of IML, Auto Italia and German Motors. IML was appointed sole importer and distributor of Ferrari cars in Hong Kong and Macau in 1992. Between 1994 and 2004, IML was also the exclusive importer of Ferrari cars in China (“China”). Auto Italia had been a dealer of Maserati cars since 1994 and was appointed importer and distributor for Maserati cars in 1996.

In 1993, Corich Enterprises Inc. (“Corich”), a wholly owned subsidiary of Wo Kee Hong (Holdings) Limited, which has shares listed on the Main Board of The Stock Exchange of Hong Kong Limited, acquired 37.7% of the then issued share capital of Technorient. Adamczyk held approximately 28.2% of the then issued and outstanding capital shares of Technorient. In 1995, Corich increased its interest in Technorient to 73.6% through subscription of new shares and acquisition of shares from certain minority shareholders of Technorient. In 2001 and 2002, a minority shareholder of Technorient sold its entire interest of approximately 0.019% of the then issued capital shares of Technorient to Corich and  Adamczyk in proportion to their then interest in Technorient. On April 15, 2004 and April 28, 2004, Corich increased its interest in Technorient to 89.92%. On May 30, 2006, Corich acquired 0.08% of the issued capital shares of Technorient from the minority shareholder of Technorient. Upon completion of the acquisition, Corich and Adamczyk each held approximately 90% and 10% of Technorient, respectively. Upon completion of the Exchange on September 5, 2006, Corich and the Company held approximately 51% and 49% of Technorient, respectively.

Ferrari/Maserati China

The Technorient Group sold the first Ferrari in China in 1994. By 2005, over 100 units were sold, reflecting the emergence of China as one of Ferrari’s key growth markets, alongside Latin America and Russia. In accordance with its worldwide policy of owning the primary importer in a major export market, Ferrari S.p.A. approached Technorient management in 2002 to request guidance on how to best establish its own importing operations in China. Technorient introduced Ferrari S.p.A. to Poly Group, a powerful industrial entity, after having established that a joint venture with a well-connected local business entity would be the most appropriate structure.

As a result, on August 27, 2004, Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd. (“Shanghai JV”), an equity Sino-foreign joint venture in China with Ferrari S.p.A. and Poly Technologies, Inc., was formed to engage in the import, distribution and sale, through a local network of car dealers, of Ferrari and Maserati cars, spare parts and ancillary products. Ownership of the Shanghai JV at inception was Ferrari S.p.A. 40%, Technorient Group (through IML) 30% and Poly Group 30%, with Richard Lee, Chairman of Technorient, appointed as Chairman and authorized representative of the JV.

Upon formation, the Shanghai JV acquired from IML all of the dealer network and importer operations, which had been established by IML, including residual cars allocated for China, which were transferred to the JV at cost.

As the structure of Shanghai JV precludes direct ownership by the shareholders of a licensed dealer in China and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of its JV interest so that it could acquire an independent dealer network and, inter alia, maintain its direct customer relationships. As part of this arrangement, Technorient would apply for and receive dealer licenses in key markets in China such as Dalian (already awarded) and will, in conjunction with Ferrari, continue to build its dealer network to capitalize on its client base in China and pursue its luxury brand platform.

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of a 29% equity interest in Shanghai JV in July 2006. As of the date hereof, the disposal has not yet been completed and IML still retains its 30% of the equity interest of Shanghai JV. Upon completion of the disposal however, IML will continue to hold a 1% equity interest in Shanghai JV. Beginning 2006, the Technorient Group is able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China to be allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China. 95% of the equity interest of Dalian Auto Italia is owned by IML.

Auto Italia was established in Hong Kong on September 25, 1984 to trade cars and related accessories and provide car repair services. It was the exclusive importer and distributor for Lancia and subsequently Fiat automobiles in Hong Kong and Macau until the early 1990s when Lancia discontinued its right hand drive model range. Auto Italia withdrew from its Fiat distributorship at the same time due to the unsuitability of the vehicles for the Hong Kong market. Subsequent to the cessation of its Lancia and Fiat distributorships, Auto Italia was awarded exclusive dealership rights for Maserati automobiles in Hong Kong and in Macau.

Operations

As the primary importer and distributor for Ferrari/Maserati brands for Hong Kong, Macau and China (until 2004), Technorient was responsible for introducing and developing a viable market for high performance luxury motor cars in those territories. After formation of Shanghai JV in 2004, Technorient still retains its role as exclusive importer and dealer for both Ferrari and Maserati brands in Hong Kong and Macau, both significant markets in their own right, while developing an independent dealership network in China in close cooperation with Shanghai JV.

A key aspect of any Ferrari importer worldwide is the strength of the relationship with Ferrari S.p.A. management in Maranello, Italy. With its internationally recognized logo and current worldwide production of only 5500 units, the Ferrari brand connotes an image of performance and exclusivity unique in the auto world. Management of Ferrari S.p.A. understands the importance of importer performance in maintaining this image and accordingly requires the highest level of commitment from their importers.

Importership agreements are renewed annually and vehicle allocations are made largely through negotiation and are based on past sales levels. Allocations largely determine waiting lists for certain models, which in developed markets such as the United States and Europe, can stretch out to 3 years. A key to success as a Ferrari importer is the ability to increase allocations regularly. Technorient’s management has historically enjoyed a unique ability to achieve this, through the strength of their 20-year relationship with Ferrari and proven success in building important markets for Ferrari and Maserati in Hong Kong and China. As a result, waiting lists for new cars in China are relatively short, an important advantage in newly developing markets where patience levels amongst the newly wealthy for their high end purchases are relatively low.

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

Sales for Ferrari and Maserati stabilized at around 140 units in 2005 with annual growth estimates in the region of 30%. Given the relatively small but extremely wealthy customer base for the Group’s products in Hong Kong and Macau, management predicts that sales will remain significant, in both Hong Kong and Macau, while the proportion of sales in China will increase at a greater rate.

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

From a single car in 1994, Ferrari and Maserati expects to sell over 200 cars in 2006 compared with a total of around 150 units the previous year. Sales growth is expected to accelerate as the dealership network in China expands.

Business Strategy

Technorient’s main strategy of building a luxury brand platform in China will be centered around continued development of the independent dealer network for the key brands of Ferrari and Maserati. This network, like the dealership in Dalian, will be developed, in cooperation with Ferrari S.p.A. and Maserati S.p.A., both through de novo operations and acquisitions of existing dealerships in key industrial regions with a high concentration of wealthy individuals who form an important part of Technorient’s customer base.

As the business of Technorient develops, it is the intention that additional key brands, consistent with the platform and character of the business, will be acquired from Technorient’s parent company Wo Kee Hong (Holdings) Limited or from third parties.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Currently, Technorient imports, distributes, and provides after-sale service for Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and parts of China.

The following table reflects our percentage of total revenues by business segments for our last three fiscal years:

	Percentage of Total Revenues as of
Business Segment	December 31, 2006	December 31, 2005	December 31, 2004
New and used vehicles	92%	91%	90%
Parts and services	8%	9%	10%

OUR AUTOMOBILE DEALERSHIPS

Importership/Dealership Agreements

Each of our importers operates under separate agreements with the manufacturers of each brand of vehicle. These agreements contain provisions and standards governing almost every aspect of the business, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. Typically, the importer’s principal and/or the owner of the dealership may not be changed without the manufacturer’s consent.

In exchange for complying with these provisions and standards, we are currently granted the exclusive right to sell the Ferrari and Maserati brand of vehicles and related parts and services in Hong Kong and Macau, and we have also been granted the exclusive right to sell the Ferrari and Maserati brand of vehicles and related parts and services at our dealership in China. The agreements also typically grant the exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands in our designated territories at our dealership. Some of our franchise agreements are renewed annually. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, failure to maintain adequate working capital, changes in the dealership’s financial or other condition, failure to submit required information to the manufacturer on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement.

Store Operations

With the appointment of the Dalian dealership in the North East of China, Technorient now has six authorized showrooms and after-sales parts and service facilities throughout Hong Kong, Macau, and China.

Location	Store	Franchises	Year Opened/ Acquired
Hong Kong	Sung Wong Toi	Ferrari & Maserati	1975
Hong Kong	Causeway	Ferrari	1998
Hong Kong	Tai Kok Tsui	Ferrari & Maserati	1990
Hong Kong	Ap Lei Chau	Ferrari & Maserati	2005
Hong Kong	Wanchai	Maserati	2005
China	Dalian	Ferrari & Maserati	2006

After-sale Service and Parts

Technorient’s automotive service and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. Technorient’s service philosophy has always been based around a racing team type support structure, with 24 hour service, spare parts and consultation. This approach, developed from the auto racing background of Technorient’s key principals, has proven to be very successful in building long-term relationships with wealthy clients.

We provide parts and service primarily for the vehicle brands sold by our stores, but we also service other vehicles. In 2006, our service, body and parts operations generated $5.9 million in revenues, or 8% of total revenues. We set prices to reflect the varying difficulty of the types of repair and the cost and availability of parts. Revenues from the service and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales that may occur in a slow economic environment. Technorient’s focus on service advisor training, as well as a number of pricing and cost saving initiatives across the entire service and parts business lines, have led to improvements in same-store service and parts sales in 2006 compared to 2005, as well as improvements in gross profit margins achieved. Further, our focus on satisfying the client in both the sales and after-sales areas has led to consistently high levels of recommendation and endorsement, and additional and repeat business, all of which has benefited Technorient for over thirty years.

SUPPLIERS

Our primary suppliers of automobiles and automobile parts are as follows:

ITEM	SOURCE AND LOCATION
Ferrari automobiles and automobile parts	Ferrari S.p.A., Maranello, Italy
Maserati automobiles and automobile parts	Maserati S.p.A., Modena, Italy

SEASONAL VARIATIONS

Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the fourth fiscal quarter of each year due in part to manufacturers’ production and delivery patterns.

ADVERTISING

Technorient’s commitment to maintaining the highest levels of service facilities and after sales service is supplemented by an active promotional program complemented by media events and classic/performance car rallies. Technorient is also supporting the development of a “Worldwide Super Car Club” based at the international track facilities in Zhuhai, located in southern China. This Club is being developed to service the “recreational racing” requirements of the Group’s ultra high net worth clients and will showcase its key brands and luxury lifestyle concept for emerging Chinese patrons.

We also conduct extensive product promotional advertising in several venues:

•	Local television exposure;

•	City promotional materials;

•	Local print media; and

•	On-site point-of-purchase.

We also maintain a web site (www.chinapremiumlifestyle.com) that generates leads and provides information for our customers. We use the Internet site as a marketing tool to familiarize customers with us, our stores and the products we sell, rather than to complete purchases. Although many customers use the Internet to research information about new vehicles, nearly all ultimately visit a store to complete the sale and take delivery of the vehicle.

BACKLOG ORDERS

Our backlog as of December 31, 2006 was $93 million compared to $65 million at December 31, 2005.

MANAGEMENT INFORMATION SYSTEMS

We consolidate financial, accounting and other relevant data received from our operations in Hong Kong, Macau and China through a private communication system.

COMPETITION

A major weakness in the automotive sector in China is a lack of customer service skills, with most dealers content to simply sell cars, with limited, if any, after sales service and support. One of Technorient’s major strengths is its ability to focus on customer service, capitalizing on more than 30 years of experience in Hong Kong and Macau, which provides it with a distinct advantage in China.

In new and used vehicle sales, our operations compete primarily with other franchised dealerships of luxury vehicles in their regions. We rely on advertising and merchandising, sales expertise, service reputation, strong brand names and location of our operations to sell new vehicles. See “Risk Factors—Risks Related to Competition-Substantial competition in automobile sales may adversely affect our profitability.”

We compete with other automobile dealers and franchised and independent service centers for non-warranty repair and routine maintenance business. We believe that the principal competitive factors in parts and service sales are the use of factory-approved replacement parts, price, the familiarity with a manufacturer’s brands and models, and the quality of customer service.

We compete with other business entities for dealership rights in different areas of China. Some of our competitors may have greater financial resources and competition may increase the cost of acquiring such dealership rights.

ENVIRONMENTAL MATTERS

Technorient is subject to environmental laws and regulations in Hong Kong, Macau and China, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, this business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Similar to many of our competitors, Technorient has incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations. Various health and safety standards also apply to our operations.

We believe that Technorient does not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are complex and subject to change. In addition, in connection with the opening of any new dealerships, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures, and such expenditures could be material.

REGULATION

Our automobile business is subject to regulation, supervision and licensing under Hong Kong, Macau, and Chinese laws, ordinances and regulations. A number of regulations affect our business of marketing, selling, and servicing automobiles. Under the laws of the jurisdictions in which we currently operate or into which we may expand, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service, including dealer, sales, automotive repair business licenses issued by relevant authorities. These laws also regulate our conduct of business, including our advertising, operating, employment and sales practices. Other laws and regulations include franchise laws and regulations, laws and regulations applicable to motor vehicle dealers, as well as wage-hour, anti-discrimination and other employment practices laws. We actively make efforts to assure compliance with these regulations.

EMPLOYEES

As of December 31, 2006, we employed approximately 138 persons on a full-time equivalent basis. We believe we have good relationships with our employees.

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. You may also request copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC by requesting copies of such reports in writing. Such written requests shall be made to our corporate secretary and sent to our executive offices at the address set forth on the cover page of this Form 10-K.

ITEM 1A. RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. Some of these risks are described below and in the documents incorporated by reference in this prospectus, and you should take these risks into account in evaluating us or any investment decision involving us or in deciding whether to purchase the notes offered hereby. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. You should carefully consider such risks and uncertainties, together with the other information contained herein and in the documents incorporated herein by reference. If any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially.

RISKS RELATED TO OUR BUSINESS

Our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability, which could have a material adverse effect on our business, revenues and profitability.

We believe the automotive retail industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. Historically, unit sales of motor vehicles, particularly new and used vehicles, have been cyclical, fluctuating with general economic cycles. During economic downturns, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. Although incentive programs initiated by manufacturers may abate these historical trends, the automotive retail industry may experience sustained periods of decline in vehicle sales in the future. Any decline or change of this type could have a material adverse effect on our business, revenues, cash flows and profitability.

Fuel prices may affect consumer preferences in connection with the purchase of our vehicles. Consumers may be less likely to purchase more expensive vehicles, such as luxury automobiles and more likely to purchase smaller, less expensive vehicles. Further increases in fuel prices could have a material adverse effect on our business, revenues, cash flows and profitability.

In addition, local economic, competitive and other conditions affect the performance of our operations. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in Hong Kong, Macau and in those regions of China where Technorient maintains its operations.

If we fail to obtain a desirable mix of popular new vehicles from manufacturers our profitability will be negatively affected.

We depend on the manufacturers to provide us with a desirable mix of new vehicles. The most popular vehicles usually produce the highest profit margins and are frequently difficult to obtain from the manufacturers. If Technorient cannot obtain sufficient quantities of the most popular models, our profitability may be adversely affected. Sales of less desirable models may reduce our profit margins. Some principals generally allocate their vehicles amongst their importers/distributors based on their sales history. If our operations experience prolonged sales slumps, our allocation of popular vehicles may be reduced and new vehicle sales and profits may decline. Similarly, the delivery of vehicles, particularly newer, more popular vehicles, from manufacturers at a time later than scheduled could lead to reduced sales during those periods.

Adverse conditions affecting one or more automotive manufacturers may negatively impact our revenues and profitability.

Our success depends on the overall success of the line of vehicles that each of our operations sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. In 2006, sales of new Ferrari and Maserati accounted for 56% and 16%, respectively, of our total revenues. A significant decline in the sale of new vehicles produced by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could have a material adverse affect on our results of operations, financial condition or cash flows. Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us. In particular, labor strikes at a manufacturer or supplier that continue for a substantial period of time could have a material adverse affect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and could in the future lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may have a material adverse affect on our results of operations, financial condition or cash flows.

If we fail to obtain renewals of one or more of our franchise agreements on favorable terms or substantial franchises are terminated, our operations may be significantly impaired.

Each of our businesses operates under a franchise agreement with one of our manufacturers (or authorized distributor). Without a franchise agreement, we cannot obtain new vehicles from a manufacturer. As a result, we are significantly dependent on our relationships with these manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management and other material breaches of the franchise agreements. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability.

Our results of operations may be materially and adversely affected to the extent that Technorient’s franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

Technorient’s franchise agreements with Ferrari and Maserati do not give us the exclusive right to sell their products within China. As a result, the Shanghai JV may appoint additional dealers in neighboring cities that may indirectly compete against us. The appointment of new dealerships near our existing dealership could materially adversely affect our operations and reduce the profitability of our existing dealership.

Our success depends upon the continued viability and overall success of a limited number of manufacturers.

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2006 that accounted for 100% of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Twelve Months Ended December 31, 2006
Ferrari	61%
Maserati	39%

Ferrari and Maserati vehicles represented 100% of our total new vehicle retail units sold in 2006. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of these vehicle manufacturers.

In the event of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected.

These events may result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers. In addition, vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects.

Automotive manufacturers exercise significant control over our operations and we depend on them in order to operate our business.

Manufacturers exercise a great degree of control over our operations. For example, manufacturers can require us to meet specified standards of appearance, require us to meet specified financial criteria such as maintenance of minimum net working capital and, in some cases, minimum net worth, impose minimum customer service and satisfaction standards, set standards regarding the maintenance of inventories of vehicles and parts and govern the extent to which our businesses can utilize the manufacturers’ names and trademarks. In many cases the manufacturer must consent to the replacement of the principal.

If manufacturers discontinue sales incentives, warranties and other promotional programs, our results of operations may be materially adversely affected.

We depend on our manufacturers for sales incentives, warranties and other programs that are intended to promote dealership sales or support dealership profitability. Manufacturers historically have made many changes to their incentive programs during each year. Some of the key incentive programs include:

•	incentives on new vehicles; and

•	warranties on new and used vehicles.

A discontinuation or change in our manufacturers’ incentive programs could adversely affect our business.

Our manufacturers generally require that the premises meet defined image and facility standards and may direct us to implement costly capital improvements as a condition for renewing certain franchise agreements. All of these requirements could impose significant capital expenditures on us in the future.

Pursuant to our franchise agreements, our operations are required to maintain a certain minimum working capital, as determined by the manufacturers. This requirement could force us to utilize available capital to maintain manufacturer-required working capital levels thereby limiting our ability to apply profits generated from one subsidiary for use in other subsidiaries or, in some cases, at the parent company. These factors, either alone or in combination, could cause us to divert our financial resources to capital projects from uses that management believes may be of higher long-term value to us.

Growth in our revenues and earnings will be impacted by our ability to acquire and successfully integrate and operate more dealerships in China.

Growth in our revenues and earnings depends substantially on our ability to acquire and successfully integrate and operate more dealerships in China. We cannot guarantee that we will be able to identify and acquire or establish dealerships in the future. In addition, we cannot guarantee that any acquisitions will be successful or on terms and conditions consistent with past acquisitions. Restrictions by our manufacturers, as well as covenants contained in our debt instruments, may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices. Some of our competitors may have greater financial resources than us.

We will continue to need capital in order to acquire or open additional dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations, proceeds from borrowings under our credit facilities.

We currently intend to finance future acquisitions or open new dealerships by using cash and issuing shares of our common stock as partial consideration for acquired dealerships. The use of common stock as consideration for acquisitions will depend on three factors: (1) the market value of our common stock at the time of the acquisition, (2) the willingness of potential acquisition candidates to accept common stock as part of the consideration for the sale of their businesses, and (3) our determination of what is in our best interests. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock is depressed.

In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management’s attention, delays, or other operational or financial problems.

Acquisitions involve a number of special risks, including:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to integrate the operations and personnel of the new or acquired dealerships;

•	entering new markets with which we are not familiar;

•	incurring undiscovered liabilities at new or acquired dealerships;

•	disrupting our ongoing business;

•	failing to obtain or retain key personnel at new or acquired dealerships;

•	impairing relationships with employees, manufacturers and customers; and

•	incorrectly valuing acquired entities,

some or all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Although we conduct what we believe to be a prudent level of investigation regarding the operating condition of the businesses we purchase in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses.

Acquiring legal entities, as opposed to only dealership assets, may subject us to unforeseen liabilities that we are unable to detect prior to completing the acquisition or liabilities that turn out to be greater than those we had expected. These liabilities may include liabilities of the prior owner or operator that arise from environmental laws for which we, as a successor owner, will be responsible. Until we actually assume operating control of such business assets, we may not be able to ascertain the actual value of the acquired entity.

If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.

We believe our success depends to a significant extent upon the efforts and abilities of our executive officers, senior management and key employees. Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, including the management of acquired dealerships. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment.

The unexpected or unanticipated loss of the services of one or more members of our senior management team could have a material adverse effect on us and materially impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. In addition, the loss of any of our key employees or the failure to attract qualified managers could have a material adverse effect on our business and may materially impact the ability of our dealerships to conduct their operations.

Changes in interest rates could adversely impact our profitability.

Some of our borrowings under various credit facilities bear variable interest rates. Therefore, our interest expense will rise with increases in interest rates. Rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because some of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues.

Our insurance does not fully cover all of our operational risks, and changes in the cost of insurance or the availability of insurance could materially increase our insurance costs or result in a decrease in our insurance coverage.

The operation of automobile dealerships is subject to compliance with a wide range of laws and regulations and is subject to a broad variety of risks. While we have some insurance coverage including material property damage and public liability insurance, we are self-insured for a portion of our potential liabilities. In certain instances, our insurance may not fully cover an insured loss depending on the magnitude and nature of the claim. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase the portion of our risks that we self-insure.

We are subject to a number of risks associated with importing vehicles.

Our business involves the sale of new and used vehicles, vehicle parts or vehicles composed of parts that are manufactured outside China, Hong Kong and Macau. As a result, our operations are subject to customary risks associated with imported merchandise, including fluctuations in the value of currencies, import duties, exchange controls, differing tax structures, trade restrictions, transportation costs, work stoppages and general political and economic conditions in foreign countries.

The countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs on imported merchandise. Any of those impositions or adjustments could affect our operations and our ability to purchase imported vehicles and parts at reasonable prices, which could have an adverse effect on our business.

The seasonality of the automobile retail business magnifies the importance of our fourth quarter results.

The automobile industry experiences seasonal variations in revenues. In Hong Kong, a higher amount of vehicle sales generally occurs in the fourth fiscal quarter of each year due in part to manufacturers’ production and delivery patterns, and the introduction of new vehicle models. Therefore, if conditions surface in the fourth quarter that depress or affect automotive sales, such as major geopolitical events, high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.

Substantial competition in automotive sales and services may adversely affect our profitability due to our need to lower prices to sustain sales and profitability.

The automotive retail industry is highly competitive. Depending on the geographic market, we compete with:

•	franchised automotive dealerships in our markets that sell similar makes of new and used vehicles that we offer, occasionally at lower prices than we do;

•	other national or regional affiliated groups of franchised dealerships;

•	private market buyers and sellers of used vehicles; and

•	independent service and repair shops.

As we seek to acquire or establish dealerships in new markets, we may face significant competition as we strive to gain market share. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs than we have. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership location in order to sell new vehicles. Although our franchise agreements with Ferrari and Maserati grant us the exclusive right to sell their products within certain geographic areas, our revenues and profitability may be materially and adversely affected if competing dealerships expand their market share or are awarded additional franchises by manufacturers that supply our dealerships.

In addition to competition for vehicle sales, our dealerships compete with independent garages for non-warranty repair and routine maintenance business. Our dealerships compete with other automotive dealers, service stores and auto parts retailers in their parts operations. We believe that the principal competitive factors in service and parts sales are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, the competence of technicians, location, and price.

Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business.

We will continue to be involved in legal proceedings in the ordinary course of business. A significant judgment against us, the loss of a significant license or permit, or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. In addition, it is possible that we could suffer losses at individual dealerships due to fraud or theft.

We are subject to substantial regulation which may adversely affect our profitability and significantly increase our costs in the future.

A number of laws and regulations affect our business. We are also subject to laws and regulations relating to business corporations generally. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of remedial obligations or the issuance of injunctions limiting or prohibiting our operations. We must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance-related licenses issued by authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices.

We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of underground and aboveground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials, and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. Operations involving the management of hazardous and non-hazardous materials are subject to Chinese, Hong Kong and Macau environmental regulations and statutes. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such environmental laws and regulations.

Further, environmental laws and regulations are complex and subject to change. In addition, in connection with any acquisitions or openings of new dealerships, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. We may be required to make material additional expenditures to comply with existing or future laws or regulations, or as a result of the future discovery of environmental conditions.

Our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, and prevent us from fulfilling our financial obligations.

Our indebtedness and lease obligations could have important consequences to you, including the following:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•	a portion of our current cash flow from operations must be dedicated to the payment of principal on our indebtedness, thereby reducing the funds available to us for our operations and other purposes;

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates; and

•
we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

Adverse conditions affecting the manufacturers may negatively impact our profitability.

The success of each of our businesses depends to a great extent on vehicle manufacturers’:

•	financial condition;

•	marketing efforts;

•	vehicle design;

•	production capabilities;

•	reputation;

•	management; and

•	labor relations.

Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect our ability to market their automobiles to the public and, as a result, significantly and detrimentally affect our profitability.

Fluctuation in the value of Renminbi, the Macau Pataca and Hong Kong Dollar relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.

The value of RMB, Hong Kong Dollar and the Macau Pataca against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi (“RMB”) into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s Chinese interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, Renminbi is no longer effectively linked to US dollars but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. If the RMB were to increase in value against the U.S. dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payments. For example, an appreciation of RMB against the U.S. dollar or Hong Kong dollars would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar or the Macau Pataca, if it occurred, would adversely affect the value of your investment.

RISKS RELATED TO DOING BUSINESS IN CHINA

Although only a small proportion of our business is currently conducted in China, it is our intention to expand our business portfolio in China in the future, in which case, the following risk factors should be addressed:

Adverse changes in economic and political policies of Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

A portion of our business operations are currently conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Our operations in China are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than through our operations in China. However, Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Technorient is also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. Technorient may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our operations in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may be unable to pay dividends to our stockholders.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because some of our revenues are in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian influenza, SARS or another epidemic or outbreak. In 2005 and 2006, there have been reports on the occurrences of avian influenza in various parts of China, including a few confirmed human cases. Any prolonged recurrence of avian influenza, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response to an epidemic or outbreak may require temporary closure of our offices and dealerships. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian influenza, SARS or any other epidemic.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

China's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. China does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Our assets are located outside the United States and all of Technorient’s current operations are conducted in Hong Kong, Macau and in China. Moreover, two of our directors and all of our officers are nationals or residents of Hong Kong. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related To Our Stock

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the 30 trading days ended March 26, 2007, the average daily trading volume of our common stock was approximately 127,429 shares. As of March 26, 2007, we had approximately 1,248 shareholders of our common stock. There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock compared to other securities.

We have no immediate plans to pay dividends.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 400,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Our stock price is volatile.

The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business;

•	a continued negative cash flow;

•	relatively low price per share;

•	relatively low public float;

•	variations in quarterly operating results;

•	general trends in the industries in which we do business;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our principal executive offices are located at 10/F, Wo Kee Hong Building, 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. These executive offices are wholly owned by Wo Kee Hong (Holdings) Limited, an indirect shareholder of our Company. We do not own these facilities and we do not have a lease agreement for the use of these facilities. Technorient’s facilities consist primarily of automobile showrooms, display lots, service facilities, automobile storage lots, and offices, and the locations are described in Item 1 above. Technorient leases all of its facilities, providing flexibility to relocate if necessary. However, some of these leases give us the option to renew for one or more lease extension periods. We believe that all of our facilities are sufficient for our Company’s needs and are in good repair.

Item 3. LEGAL PROCEEDINGS

We are not a party to any pending or, to the best of our knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 2006, the Board and the holders of a majority of the Company’s voting shares consented in writing to amendments to our Articles of Incorporation, including: (1) an increase in the number of the Company's authorized shares of capital stock from 200,000,000 to 500,000,000 total authorized shares of capital stock, which consists of 400,000,000 authorized shares of common stock, $0.001 par value per share, and 100,000,000 authorized shares of preferred stock, with a par value $0.001 per share (the “Authorized Share Amendment”); and (2) a change of our corporate name (“Name Change”) to our current name, China Premium Lifestyle Enterprise, Inc. We announced the approval of these amendments and its details in a Definitive Information Statement on Schedule 14C (the “Information Statement”) filed with the Securities and Exchange Commission on December 4, 2006, and such Information Statement is incorporated herein by reference. The Certificate of Amendment to our Articles of Incorporation to effect the Authorized Share Amendment and the Name Change was filed with the with the State of Nevada’s Secretary of State on December 27, 2006. The Company’s Name Change and its new trading symbol (“CPMM”) and CUSIP number (16947V103) became effective on the OTC Bulletin Board on December 28, 2006.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “CPMM.” The following table contains market information pertaining to the range of the high and low bid information of our common stock for each quarter for the last two fiscal years as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	LOW	HIGH
2006
Fourth Quarter	0.16	0.46
Third Quarter	0.10	0.25
Second Quarter	0.06	0.32
First Quarter	0.05	0.11

2005
Fourth Quarter	0.07	0.98
Third Quarter	0.0	0.80
Second Quarter*	N/A	N/A
First Quarter*	N/A	N/A

* Trading of the Company’s shares commenced on the OTC Bulletin Board after June 30, 2005.

A limited trading market exists for our common stock and there is no assurance that a more significant trading market will develop, or if developed will be sustained.

STOCKHOLDERS

As of March 26, 2007, we had 26,929,180 shares of common stock outstanding, which were held by approximately 1,248 stockholders.

DIVIDEND POLICY

Since our inception, we have not declared or paid any dividends on our common stock, nor do we have any intentions of declaring such a dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data with respect to our consolidated statements of operations for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and consolidated balance sheets as of December 31, 2002, 2003, 2004, 2005 and 2006 are derived from the audited consolidated financial statements of the Company. The following information should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
STATEMENT OF OPERATIONS

	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2003	2004	2005	2006
	USD	USD	USD	USD	USD

Net Sales	27,761,763	29,082,702	40,332,055	48,709,478	71,534,590
Income (Loss) From Operations before minority interests and income taxes	28,803	(1,538,481)	675,267	1,459,022	1,790,244
Net Income (Loss)	(10,723)	(1,537,629)	1,482,959	1,459,022	559,064
Earnings (loss) per share - Basic	(0.04)	(5.88)	N/A	N/A	0.0659
Earnings (loss) per share - Diluted	(0.04)	(5.88)	0.0105	0.0103	0.0037

	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2003	2004	2005	2006
	USD	USD	USD	USD	USD

Total Assets	8,214,255	10,210,273	12,562,421	19,136,718	34,167,332
Long Term Liabilities:	2,902,447	1,305,852	16,415	-	111,404
Total Stockholder's Equity (Deficit)	530,331	(1,013,628)	3,039,932	4,545,130	4,423,464

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Premium Lifestyle Enterprise, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources"; and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

GENERAL

China Premium Lifestyle Enterprise, Inc. is in the business of importation, distribution and sales of premium brand luxury products. The Company’s main business is currently its ownership interest in Technorient Limited (“Technorient”), a Hong Kong corporation whose business consists mainly of import, distribution, and after-sale service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and distribution of “Ferrari” and “Maserati” branded cars and spare parts in China.

TECHNORIENT OVERVIEW

Technorient is a private limited liability company incorporated in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), Italian Motors (Sales & Service) (“Italian Motors”), and Italian Motors (Sales & Service) Limited (“IML”). Originally founded in 1974 by Herbert Adamczyk as German Motors Limited, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business.

IML was previously a 30% equity holder in Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd., (the “Shanghai JV”) an equity joint venture company created with Ferrari S.p.A. and the Beijing-based Poly Investment Group in 2004 to handle sales, marketing and distribution of Maserati and Ferrari in China. As the structure of Shanghai JV precludes direct ownership by the shareholders of a licensed dealer in China and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of its JV interest so that it could acquire an independent dealer network and, inter alia, maintain its direct customer relationships. As part of this arrangement, Technorient would apply for and receive a number of dealer licenses in key markets in China such as Dalian (already awarded) and would, in conjunction with Ferrari and Maserati, continue to build its dealer network to capitalize on its client base in China and pursue its luxury brand platform.

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of its 29% equity interest in Shanghai JV in July 2006. As of the date hereof, the disposal has not yet been approved by the relevant authorities in China. Upon completion of the disposal, however, IML will continue to hold a 1% equity interest in Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China that were allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China. IML owns a 95% equity interest in Dalian Auto Italia.

Auto Italia and Italian Motors operate from six locations in Hong Kong, Macau and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying audited balance sheet as of December 31, 2005 and the audited statements of operations and cash flows for the fiscal years ended December 31, 2006 and 2005, and the related notes thereto, for further discussion of our accounting policies.

Basis of presentation

The consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  All significant intercompany transactions and balances have been eliminated.

Foreign currency translation

The reporting and functional currency of the Company is the U.S. dollar. The functional currency of its subsidiaries with foreign operations is the local currency. The Company’s foreign operations results for the period are translated into the reporting currency of the Company using the average exchange rates that prevailed during the period. The balance sheet items of the Company’s foreign operations are translated into the reporting currency of the Company using period end exchange rates. Cumulative translation adjustments relating to foreign operations are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

Cash and cash equivalents

The Company considers all non-restricted highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. For purpose of the consolidated statements of cash flow statement, cash and cash equivalents comprise cash on hand, time deposits, and cash equivalents with a maturity of three months or less from the date of investment.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically record a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of trade receivable by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligation, and records a provision that reduces our trade receivable for that customer to the amount that is reasonably believed will be collected. Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.

Inventory

Inventory consists primarily of new and used vehicles held for sale, and vehicle parts and accessories, and are stated at the lower of cost or net realizable value. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, bills payable, other current assets, other current liabilities, and short-term bank borrowings, the carrying amounts approximate their fair values due to their short maturities.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Expenditures for major additions and improvements are capitalized and any minor replacements, maintenance and repairs are charged to the expense as incurred. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the assets at the time of disposal and is recognized in the consolidated income statements. Depreciation is provided over the estimated useful lives of the assets using the straight-line method, except for leasehold improvements that are amortized over the estimated useful life or the respective lease term, whichever is shorter. The estimated useful lives of the assets are:

Leasehold improvements	5 years
Plant and machinery	5 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	4 years

The Company continually evaluates property and equipment, including leasehold improvements, to determine whether events and circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. Fair values generally are estimated using prices for similar assets and/or discounted cash flows.

Investment in an associate

The results and assets and liabilities of an associate are incorporated in the financial statements using the equity method of accounting. Under the equity method, investment in an associate is carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the Group’s share of operating results and of changes in equity of the associates, less any identified impairment loss. When the Group’s share of losses of an associate equals or exceeds its interest in that associate, the Group discontinues recognizing its share of further losses. An additional share of losses is provided for and a liability is recognized only to the extent that the Groups has incurred legal or constructive obligations or made payments on behalf of that associate.

Share-based compensation

The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” as amended and interpreted, which is effective as of the beginning of the annual reporting period that begins after June 15, 2005. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted after July 1, 2005 based on their fair value.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts. Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when a sales contract has been executed, the vehicle has been delivered and the title has passed.

(ii)	Sales of vehicle parts are recognized when the parts have been delivered and the title has passed.

(iii)	Vehicle maintenance and repair income is recognized when services are fully rendered.

Shipping and handling costs

Shipping and handling costs mainly comprise the air freight and sea freight charges, the freight forwarding services charges and other relevant surcharges, and are classified as general and operating expenses. Shipping and handling cost are charged to the income statement in the period in which the corresponding shipment arrived to the final destination.

Impairment of long-lived assets

Our Company reviews our long-lived assets at least annually for potential impairment. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its undiscounted cash flows and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As the projection of the undiscounted cash flows are subject to estimations and assumptions make by the management as of the date of assessment, any future changes in our strategy and other changes in our operations subsequently could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future.

Advertising and marketing

The Company expenses the cost of advertising and marketing, which includes media advertising and promotion events, as incurred or when such advertising and marketing events initially take place.

Income taxes

The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, resulting in two components of income tax expenses: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amount in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.

Segment Reporting

The Company determines and classifies its operating segments in accordance with SFAS No. 131 "Disclosures About Segments Of An Enterprise And Related Information." The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics. The Company's reportable segments are operating units which represent the operations of the Company's significant business operations, that being sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts. The operating results for each operating unit have been presented on the face of the consolidated income statements.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the management or operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”), which will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect there will be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there will be any significant impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company does not expect there will be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company does not expect there will be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

RESULTS OF OPERATIONS

Results of Operations comparison of year ended December 31, 2006 to year ended December 31, 2005, and comparison of year ended December 31, 2005 to year ended December 31, 2004

SALES

	Fiscal Year ended December 31, 2006		Fiscal Year ended December 31, 2005		Fiscal Year ended December 31, 2004
	Total Sales	% of Total Sales	Total Sales	% of Total Sales	Total Sales	% of Total Sales
New and Used Vehicles	$65.6M	92%	$44.5M	91%	$36.3M	90%
Parts and Service	$5.9M	8%	$4.2M	9%	$4M	10%

Sales consist of sales of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net sales increased $22.8 million or 47%, from 2005 to 2006, while net sales increased $8.4 million or 20.8%, from 2004 to 2005. The increase from 2005 to 2006 was primarily attributable to our new and used vehicles trading segment. This was primarily due to the increase of deliveries of the “Ferrari” 8-cylinder sports car, F430 and Spider, and the launch of the new “Ferrari” 12-cylinder 2-seater sports car, F599 GTB Fiorano in the last quarter of 2006. For “Maserati”, the addition of the Sport GT and Executive GT to the Quattroporte line and the launch of the GranSport Spyder also fueled the growth of sales in 2006. The increase in parts and service sales from 2005 to 2006 reflects the impact from the additional high-tech 3S (Sales, Service and Spare parts) centre that was opened in October 2005.

The increase in net sales from 2004 to 2005 was mainly due to an increase in new and used vehicles’ sales, fueled by the launch of the new model of Ferrari and Maserati, including the Ferrari F430, Superamerica and Maserati MC12.

COST OF SALES

Cost of sales for 2006 increased $18.6 million or 46%, from $40.4 million in 2005 to $59 million for 2006, which was consistent with the increase in Company’s revenues during this period. Cost of sales increased $7.2 million or 21.7%, from $33.2 million in 2004 to $40.4 million for 2005. The increase in our costs of sales from 2004 to 2005 was also consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit increased from $8.3 million in 2005 to $12.6 million in 2006, an increase of $4.3 million or 51.8%. Gross profit also increased by $1.2 million, or 16.9% in 2005 compared to our 2004 gross profit, which was $7.1 million. The increase in gross profit from 2004 to 2006 was consistent with the growth of our Company’s sales.

Gross margin was 17.6% for 2006, an increase of 0.6% from 17% for the same period of 2005. The increase in gross margin from 2005 to 2006 was mainly due to an increase in new and used vehicles’ sales, particularly, the launch of the F430 Challenge, a highly acclaimed left hand drive racing car, in the first half of 2006.

Gross margin decreased by 0.6% from 2004 to 2005, from a gross margin of 17.6% in 2004 to 17% in 2005.  The fluctuation of the value of Euro had a certain negative impact on gross margin in the parts and service segments as nearly all parts purchase costs were denominated in Euro whilst the revenue was denominated in HKD. The aforementioned negative impact on gross margin was largely offset by the slightly improved gross margin from new and used vehicle sales that represented 91% of our total revenue.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses or “S&M” expenses increased by $382,000, or 84.5% in 2006, from $ 452,000 for 2005 to $834,000 in 2006. S&M expenses decreased by $441,000, or 49.4% in 2005 compared to our 2004 S&M expenses of $893,000. The increase in S&M expenses from 2005 to 2006 was primarily due to the increased exhibition expenses, which increased from $176,000 for 2005 to $434,000 in 2006. This was mainly due to the grand opening event and exhibition held in Dalian, China in September 2006 for the Company’s first, state-of-the-art showroom and service centre.

The decrease in S&M expenses from 2004 to 2005 was primarily due to the decrease of exhibition expenses. The Company recorded approximately $176,000 of exhibition expenses in 2005, compared to approximately $514,000 in 2004, a decrease of approximately $338,000 or 65.8%. In 2004, the Company incurred expenses of approximately $343,000 for exhibitions arranged in China. No such exhibitions cost were incurred in 2005, as the business of import, distribution and sale, through a local network of car dealers, of Ferrari and Maserati cars in China was handled by the Shanghai JV, since August 27, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services and general corporate expenses.

General and administrative expenses or “G&A” expenses increased by $3.7 million, or 57.8% in 2006, from $6.4 million in 2005 to $10.1 million in 2006. G&A expenses also increased by $1 million or 18.5% in 2005 compared to our 2004 G&A expenses, which was $5.4 million. The increase in G&A expenses from 2004 to 2006 was primarily due to the growth of revenues and rapid business expansion that had reflected in our increased staff cost, rental expenses and depreciation. Legal, professional and audit fees increased by approximately $550,000 or 228% in 2006, from $241,000 in 2005 to $791,000 in 2006, and the increase in such fees represented a significant portion of the overall increase in our G&A expenses in 2006. The increase was mainly due to the professional fees incurred for the share exchange transaction between the Company and Technorient Limited in 2006.

Due to the inauguration of the 3S Centre in October 2005, our staffing cost increased from approximately $2.2 million for 2005 to approximately $3.2 million for 2006. Our staffing costs also increased by $0.3 million or 16% in 2005 compared to our 2004 staffing cost of approximately $1.9 million.

Further, our rent, rate and building management fees increased from approximately $0.6 million for 2004 to $1.1 million in 2005, and such fees further increased to approximately $1.3 million for 2006. The increases in rent, rate and building management fees were primarily due to the additional rent, rate and building management fees incurred for the new “Maserati” showroom and the 3S Centre after the first quarter of 2005. Our depreciation expenses also increased to approximately $569,000 for 2006, compared with depreciation expenses of approximately $232,000 for 2005 due to the $874,000 of new investment in property and equipment made in 2006 for both our Hong Kong and China facilities. Depreciation expenses increased by $68,000 or 41% in 2005 compared to our 2004 depreciation expenses, which were approximately $164,000. Such increase was mainly due to the $2.1 million investment in property and equipment for the new showroom and service centre in Hong Kong made in the last quarter of 2005.

OTHER INCOME (EXPENSES), NET

Other income increased to approximately $151,000 compared with other expenses of approximately $34,000 for 2005, an increase of $185,000. The increase was mainly caused by the increased share of profit of an associate from $94,000 in 2005 to $359,000 in 2006 and the $97,000 commission income generated from finance and insurance referral services that were newly developed in 2006. Interest expenses increased from approximately $191,000 for 2005 to approximately $433,000 for 2006, an increase of $242,000 or 127%. The funds from which our increased interest expenses were incurred were used for working capital purposes, as well as new investment in property and equipment to support the expansion of our business.

Other expenses for 2005 decreased by approximately $121,000 or 78% compared to our other expenses for 2004, which were $155,000. The decrease was mainly caused by the share of result of an associate, which improved from a loss of $35,000 in 2004 to a profit of $94,000 in 2005. Interest expenses for 2005 decreased by approximately $42,000 or 18% compared to our 2004 interest expenses of $233,000. In 2004, the Company incurred $60,000 in interest expenses relating to a $842,000 loan from an affiliate. As the aforementioned loan was fully settled at the end of 2004, no such interest expenses were incurred in 2005.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

An income tax expense of approximately $271,000 charged for 2006 compared to zero income tax charge for 2005. This tax expense was solely for the utilization of the $808,000 deferred tax asset recognized in 2004. provision, which represents foreign unused tax loss carry forwards from prior years. The unused tax loss carry forwards have unlimited useful lives under the local regulation at where the unused tax losses were derived.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES

Our operations generated cash resources of approximately $2,181,000 for the year ended December 31, 2006, compared to a negative operating cash flow of approximately $564,000 for the year ended December 31, 2005, primarily as a net result of the following:

•
For the year ended December 31, 2006, cash flow generated from sales was approximately $2,244,000 compared to approximately $1,501,000 for the year ended December 31, 2005, an increase of $743,000. The increase was primarily as a result of the increase in our sales.

•
For the year ended December 31, 2006, account receivables increased by approximately $5,892,000, primarily due to increased sales recognized in December. Sales for December 2006 increased by approximately $10,493,000 to approximately $19,690,000 from approximately $9,197,000 for December 2005.

•
For the year ended December 31, 2006, our inventory increased by approximately $1,757,000. The increase was consistent with our business growth especially in the car trading segment. The inventory conversion period for 2006 improved from 1.5 months to 1.4 months, which, in turn, reduced the Company’s working capital requirements.

●
For the year ended December 31, 2006, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate decrease of cash inflow from operations of approximately $64,000.

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES

For the year ended December 31, 2006 we expended net cash of approximately $1,275,000 in investing activities, including approximately $891,000 for acquisition of property, plant and equipment to support the growth of our business. For the year ended December 31, 2005, we utilized approximately $2,016,000 in investing activities, mainly for acquisition of property, plant and equipment.

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES

For the year ended December 31, 2006, we made new net drawdown amounting to approximately $6,487,000 from banks and provided approximately $4,455,000 advances to affiliates. For the year ended December 31, 2005, the Company made new net drawdown amounting to approximately $2,410,000 from banks and provided approximately $455,000 in advances to affiliates and an associate.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at December 31, 2006 by approximately $3,580,000 an increase of $2,893,000 from December 31, 2005. The ratio of our current assets to our current liabilities was 1.14 to 1 at December 31, 2006 and it was 1.05 to 1 at December 31, 2005. At December 31, 2006, our current assets of approximately $29.9 million included approximately $6.8 million in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $26.3 million included customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $8.6 million.

EFFECTS OF INFLATION

We believe that inflation rates over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services, however, we cannot be sure there will be no such effect in the future.

SEASONALITY

Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the fourth quarter of each year due in part to manufacturers’ production and delivery patterns.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Information regarding the effects of the fluctuation in foreign exchange rates on our Company is included in Item 7A below.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

CONTRACTUAL OBLIGATIONS	PAYMENT DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Short-Term Borrowings Obligations	$5,483	$5,483	-	-	-
Long-Term Borrowings Obligations	$111	-	$111	-	-
Operating Lease Obligations	$1,078	$998	$80	-	-
Total	$6,672	$6,481	$191	-	-

Our borrowings, by pledge of vehicles or pledge of certain affiliates’ properties were mainly used to finance the purchase of vehicles. The interest rates are generally based on the bank’s best lending rate in Hong Kong plus a certain percentage. The range of effective interest rate on the borrowings is from 8.5% to 9.25% per annum.

Our operating lease obligations include minimum lease payments under our non-cancelable operating leases for Technorient’s sales and after-sale facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change, such as an increase in our employee headcount, requires us to exit an office facility early or expand our occupied space.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade receivables and payables, bills payable, other current assets, other current liabilities, and bank borrowings. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward and option contracts when feasible.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At December 31, 2006, we had approximately $3,476,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the year ended December 31, 2006 was not material to us.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(THE COMPANY'S FINANCIAL STATEMENTS COMMENCE ON THE FOLLOWING PAGE)

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
China Premium Lifestyle Enterprise, Inc.

We have audited the accompanying consolidated balance sheet of China Premium Lifestyle Enterprise, Inc. (formerly known as “Xact Aid, Inc.”) and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2006, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Technorient Limited

We have audited the accompanying consolidated balance sheet of Technorient Limited (a Hong Kong Limited Liability Company) and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for the preceding two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technorient Limited as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Clancy and Co., P.L.L.C.
Scottsdale, Arizona

July 26, 2006, except for note 13 which is dated as of September 5, 2006

 CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31

	2006	2005
	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,475,635	452,754
Restricted cash	385,629	-
Trade receivables, net of provision	11,246,621	5,395,163
Inventory, net	6,815,863	5,058,778
Prepayments	1,506,258	593,754
Other current assets	1,503,626	2,944,430
Amounts due from affiliates	4,503,367	290,155
Amount due from an associate	457,267	543,143
Total current assets	29,894,266	15,278,177
Property and equipment, net	2,377,656	2,063,044
Investment in an associate	1,355,530	982,594
Deferred income taxes	539,880	812,903
TOTAL ASSETS	34,167,332	19,136,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,315,497	3,160,771
Obligations due under finance lease - current portion	167,106	-
Bills payable	4,412,575	358,795
Trade payables	480,859	145,630
Deposits received	8,607,049	7,706,805
Other current liabilities	7,331,020	2,977,303
Amounts due to affiliates	-	242,284
Total current liabilities	26,314,106	14,591,588

Long-term liabilities:
Obligations due under finance lease - non-current portion	111,404	-
TOTAL LIABILITIES	26,425,510	14,591,588

Minority interests	3,318,358	-

Commitments and Contingencies

Shareholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 1,533,973 shares (nil as at December 31, 2005)	1,534	-
Common stock
Authorized: 400,000,000 common stock, par value $0.001
Issued and outstanding: 2006: 26,929,180 shares; 2005: NIL	26,961	5,919,064
Additional paid-in-capital	5,676,162	2,440,633
Accumulated other comprehensive income	51,507	46,176
Accumulated deficits	(1,332,700)	(3,860,743)
TOTAL SHAREHOLDERS’ EQUITY	4,423,464	4,545,130
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	34,167,332	19,136,718

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004
	$	$	$
Sales:
New and used vehicles	65,625,911	44,503,564	36,273,043
Parts and services	5,908,679	4,205,914	4,059,012
Net sales	71,534,590	48,709,478	40,332,055

Cost of sales:
New and used vehicles	(56,865,472)	(38,850,881)	(32,025,425)
Parts and services	(2,095,726)	(1,520,810)	(1,186,676)
Total cost of sales	(58,961,198)	(40,371,691)	(33,212,101)

Gross profit:
New and used vehicles	8,760,439	5,652,683	4,247,618
Parts and services	3,812,953	2,685,104	2,872,336
Total gross profit	12,573,392	8,337,787	7,119,954

Selling and marketing	(833,726)	(452,024)	(892,503)
General and administrative expenses	(10,099,929)	(6,393,130)	(5,397,589)

Operating earnings	1,639,737	1,492,633	829,862

Other income (expenses)
Interest expenses	(432,774)	(191,286)	(232,868)
Share of result of an associate	358,792	93,647	(35,084)
Other income	224,489	64,028	113,357
Total other income (expenses)	150,507	(33,611)	(154,595)

Earnings before minority interests and income taxes	1,790,244	1,459,022	675,267

(Provision) benefit for income taxes	(270,514)	-	807,692

Earnings before minority interests	1,519,730	-	1,482,959

Minority interests	(960,666)	-	-

Net earnings	559,064	1,459,022	1,482,959

Earnings per share
Basic	0.0659	N/A	N/A

Diluted	0.0037	0.0103	0.0105

Weighted average number of common stock outstanding
Basic	8,479,571	N/A	N/A

Diluted	149,918,784	141,439,213	141,439,213

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Preferred stock		Common stock		Additional		other
					paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	Income	Total

Balance at December 31, 2003	-	$-	261,687	$3,354,961	$2,440,633	$(6,802,724)	$-	$(1,007,130)
Issuance of common stock	-	-	200,000	2,564,103	-	-	-	2,564,103
Net earnings	-	-	-	-	-	1,482,959	-	1,482,959

Balance at December 31, 2004	-	-	461,687	5,919,064	2,440,633	(5,319,765)	-	3,039,932
Net earnings	-	-	-	-	-	1,459,022	-	1,459,022
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	46,176	46,176
Comprehensive income	-	-	-	-	-	-	-	1,505,198

Balance at December 31, 2005	-	-	461,687	5,919,064	2,440,633	(3,860,743)	46,176	4,545,130
Effect of corporate reorganization:
Recapitalization	-	-	25,767,493	(5,892,803)	(963,191)	1,968,979	-	(4,887,015)
Issuance of preferred shares in share relation exchange	972,728	973	-	-	2,556,051	-	-	2,557,024
Issuance of preferred stock pursuant to a consulting agreement	561,245	561	-	-	1,468,369	-	-	1,468,930
Issuance of common stock pursuant to a consulting agreement	-	-	700,000	700	174,300	-	-	175,000
Net earnings	-	-	-	-	-	559,064	-	559,064
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	5,331	5,331
Comprehensive income	-	-	-	-	-	-	-	564,395

Balance at December 31, 2006	1,533,973	$1,534	26,929,180	$26,961	$5,676,162	$(1,332,700)	$51,507	$4,423,464

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31,

	2006	2005	2004
	$	$	$
Cash flows from operating activities:
Net earnings	559,064	1,459,022	1,482,959
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Minority interest	960,666	-	-
Depreciation and amortization	568,655	231,541	164,357
(Gain) loss on disposition of property and equipment	-	(7,319)	10,147
Provision (written back) for bad debts and bad debts written off	41,016	(42,386)	(12,201)
Written back for inventory write-off	-	(64,102)	(37,617)
Equity earnings of an associate	(358,792)	(93,647)	35,084
(Provision) benefits for income taxes	270,514	-	(807,692)
Common stock issued for services rendered	175,000	-	-
Other non-cash items	27,627	17,627	-
Changes in operating assets and liabilities:
Trade receivables	(5,892,474)	(2,422,955)	(1,543,010)
Bill receivables	-	498,541	(431,794)
Other current assets and prepayments	1,997,229	(1,801,877)	88,247
Inventory	(1,757,085)	(788,951)	1,488,989
Tax receivable	-	-	49,548
Trade payables	335,229	60,211	(894,671)
Other current liabilities and deposits received	5,253,962	2,390,269	3,632,849
Net cash provided by (used in) operating activities	2,180,611	(564,026)	3,225,195

Cash flows from investing activities:
Cash acquired upon reverse merger	1,272	-	-
Increase in restricted cash	(385,629)	-	-
Purchases of property and equipment	(890,769)	(2,074,095)	(64,749)
Proceeds from disposal of property and equipment	-	58,309	22,282
Investment in an associate	-	-	(900,691)
Net cash used in investing activities	(1,275,126)	(2,015,786)	(943,158)

Cash flows from financing activities:
Advances to affiliates	(4,455,496)	(64,778)	(460,673)
Repayments to shareholders / director	-	(16,415)	(369,952)
Repayments from (advances to) an associate	85,876	(374,231)	(168,912)
Increase (decrease) in short-term borrowings and bills payable	6,487,016	2,409,657	(794,970)
Proceeds from issuance of common stock	-	-	2,052
Net cash provided by (used in) financing activities	2,117,396	1,954,233	(1,792,455)

Increase (decrease) in cash and cash equivalents	3,022,881	(625,579)	489,582

Cash and cash equivalents at beginning of the period	452,754	1,078,333	588,751

Cash and cash equivalents at end of the period	3,475,635	452,754	1,078,333

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	432,774	191,286	232,868
Income taxes	-	-	-

Supplemental disclosure of non-cash information:
Preferred stock issued for consulting services to be rendered	1,468,930	-	-
Common stock issued in exchange for related party advances	-	-	2,562,051
Common stock issued for consulting services	175,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Background

China Premium Lifestyle Enterprise, Inc. (formerly known as “Xact Aid, Inc.”) (the “Company”) was formed in the State of Nevada on April 19, 2004.

On September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation, (“Technorient”) through a reverse merger, with the result that the shareholders of Technorient became the beneficial owners of approximately 49% of our stock assuming the full conversion of the preferred shares of the Company. The transaction was completed pursuant to a Share Exchange Agreement and was determined through arms-length negotiations between the Company and Technorient.

The share exchange resulted in a change of control whereby, in connection with the share exchange, the Company issued (i) an aggregate of 972,728 shares of the Series A Preferred Stock in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A Preferred Stock for consulting services in connection to the Company’s operations and business development to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. As a result, after giving effect to the exchange, the debt conversions, the issuance of the consulting shares and the share cancellations, as of the Exchange, and the issuance of shares during the period, the total issued and outstanding shares of the Company’s common stock assuming full conversion of the Series A Preferred Stock was 168,368,375 shares.

Immediately subsequent to the acquisition, our business operations for the Company ceased and our operations now represent those of Technorient, which is physically located in Hong Kong. The transaction resulted in the management of Technorient having control of the operating, investing and financing decisions of the combined enterprise after the transaction. The transaction was accounted for as a reverse acquisition, whereby Technorient is assumed to be the accounting acquirer. The accompanying consolidated financial statements reflects the historical financial statements of Technorient, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiaries as of the date of the share exchange and the inclusion of the accounting subsidiary’s results of operations from that date. The Company adopted the fiscal year end of the accounting acquirer, December 31.

Additionally, the Company’s board of directors authorized a name change to China Premium Lifestyle Enterprise, Inc. The Company’s articles were amended with the State of Nevada on December 27, 2006.

Background of Technorient

Technorient is a privately held investment holding company incorporated in Hong Kong with limited liability. Through its subsidiaries, Technorient offers a diversified range of automotive products and services including sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts. Technorient’s operations and all of its identifiable assets are primarily located in Hong Kong.

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated.

The financial statements as of December 31, 2005 and for the preceding two years are presented to reflect the historical results of the accounting acquirer, Technorient.

Foreign currency translation

The reporting and functional currency of the Company is the U.S. dollar. The functional currency of its subsidiaries with foreign operations is the local currency. The Company’s foreign operations results for the period are translated into the reporting currency of the Company using the average exchange rates that prevailed during the period. The balance sheet items of the Company’s foreign operations are translated into the reporting currency of the Company using period end exchange rates. Cumulative translation adjustments relating to foreign operations are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

Use of estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes it best estimate of the outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting principles for the estimate, which is typically in the period when new information becomes available to management. Management believes the most significant estimates affecting the consolidated financial statements include provision for bad debts, provision for inventory write-off, and accounting for income taxes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all non-restricted highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. For purpose of the consolidated statements of cash flows, cash and cash equivalents comprise cash on hand, time deposits, and cash equivalents with a maturity of three months or less from the date of investment.

Restricted cash deposits

Included in cash and cash equivalents at December 31, 2006 was restricted cash deposits of $385,629, which was associated with certain banking facilities utilized by the Company and certain of its affiliates. No such arrangement was made in prior years.

Trade receivables and provision for bad debts

Trade receivable, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of trade receivable by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces our trade receivable for that customer to the amount that is reasonably believed will be collected. Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. The provision for bad debts at December 31, 2006 and 2005 was $13,684 and $70,161, respectively.

Inventory

Inventory consists primarily of new and used vehicles held for sale, and vehicle parts and accessories, and are stated at the lower of cost or net realizable value. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry.

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, bills payable, other current assets, other current liabilities, and short-term bank borrowings, the carrying amounts approximate their fair values due to their short maturities.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Expenditures for major additions and improvements are capitalized and any minor replacements, maintenance and repairs are charged to the expense as incurred. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the assets at the time of disposal and is recognized in the consolidated income statements. Depreciation is provided over the estimated useful lives of the assets using the straight-line method, except for leasehold improvements that are amortized over the estimated useful life or the respective lease term, whichever is shorter. The estimated useful lives of the assets are:

Leasehold improvements	5 years
Plant and machinery	5 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	4 years

Depreciation charged to expense for the years ended December 31, 2006, 2005, and 2004 was $568,655, $231,541, and $164,357, respectively.

The Company continually evaluates property and equipment, including leasehold improvements, to determine whether events and circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. Fair values generally are estimated using prices for similar assets and/or discounted cash flows.

Investment in an associate

The results and assets and liabilities of an associate are incorporated in the financial statements using the equity method of accounting. Under the equity method, investment in an associate is carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the Company’s share of operating results and of changes in equity of the associates, less any identified impairment loss. When the Company’s share of losses of an associate equals or exceeds its interest in that associate, the Group discontinues recognizing its share of further losses. An additional share of losses is provided for and a liability is recognized only to the extent that the Groups has incurred legal or constructive obligations or made payments on behalf of that associate.

Share-based compensation

The Company elected to adopt SFAS No. 123(R), “Share-Based Payment”, as amended and interpreted, which is effective as of the beginning of the annual reporting period that begins after June 15, 2005. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted after July 1, 2005 based on their fair value.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts. Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when a sales contract has been executed, the vehicle has been delivered and the title has passed.
(ii)	Sales of vehicle parts are recognized when the parts have been delivered and the title has passed.
(iii)	Vehicle maintenance and repair income is recognized when services are fully rendered.

Shipping and handling costs

Shipping and handling costs mainly comprise the air freight and sea freight charges, the freight forwarding services charges and other relevant surcharges, and are classified as general and operating expenses. Shipping and handling costs are charged to the income statement in the period in which the corresponding shipment arrives to the final destination. Total shipping and handling costs for the years ended December 31, 2006, 2005 and 2004 were $993,771, $683,940 and $620,162, respectively.

Impairment of long-lived assets

Our Company reviews our long-lived assets at least annually for potential impairment. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its undiscounted cash flows and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As the projection of the undiscounted cash flows are subject to estimations and assumptions make by the management as of the date of assessment, any future changes in our strategy and other changes in our operations subsequently could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future.

Advertising and marketing

The Company expenses the cost of advertising and marketing, which includes media advertising and promotion events, as incurred or when such advertising and marketing events initially take place. Advertising and marketing expenses for the years ended December 31, 2006, 2005 and 2004 were $833,726, $452,024 and $892,503, respectively.

Pension obligation

The Company operates a defined contribution plan and the assets of which are generally held in a separate trustee administered fund. The pension plan is generally funded by payments from employees and by the relevant group companies. The Company’s contributions to the defined contribution plan are expensed as incurred. The Company’s contributions to the defined contribution plan for the years ended December 31, 2006, 2005 and 2004 was approximately $119,000, $70,419, and $70,278, respectively

Income taxes

The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, resulting in two components of income tax expenses: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Company’s operations are primarily located in Hong Kong and subject to Hong Kong profits tax in that jurisdiction.

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. All per share and per share information are adjusted retroactively to the earliest periods presented to reflect the effect of the Company’s recent recapitalization between the Company and Technorient. (See Note 1)

Segment Reporting

The Company determines and classifies its operating segments in accordance with SFAS No. 131 "Disclosures About Segments Of An Enterprise And Related Information." The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics. The Company's reportable segments are operating units which represent the operations of the Company's significant business operations, that being sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts. The operating results for each operating unit have been presented on the face of the consolidated income statements.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the management or operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Warranty Claims, Purchase Discounts, Rebates or Sales Discounts and Returns

The motor vehicles and parts the Company sells have a limited warranty policy provided by the manufacturers. The warranty is limited in terms of number of parts and services covered by the warranty policy and the duration of the warranty period. The Company does not offer any purchase discount or rebate due to the unique brand of the motor vehicle the Company sells. Sales discount are charged to earnings in the period which the sales discount is incurred. The Company bears the cost of any returns of the spare parts that are not covered by the manufacturer. These costs are charged to earnings in the period which the returns are incurred.

Reclassifications

Certain financial statement line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net sales, operating earnings, or net earnings.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”), which will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4. CONCENTRATION OF RISK

Concentration of supplier risk

Our Company relies on supplies from numerous vendors. For the years ended December 31, 2006, 2005 and 2004, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of risk does not pose any effect to the concentration of risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

Our Company’s business, assets and operations is currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong and is currently expanding its operations to People Republic of China (“PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and PRC.

NOTE 5. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the year ended December 31:

	2006	2005	2004
	$	$	$
Numerator:
Net earnings available to common shareholders	559,064	1,459,022	1,482,959

Denominator:
Weighted average common stock outstanding	8,479,571	-	-
Effect of dilutive preferred stock	141,439,213	141,439,213	141,439,213
Weighted average common stock and dilutive potential common stock	149,918,784	141,439,213	141,439,213

Basic net earnings per share	0.0659	N/A	N/A

Diluted net earnings per share	0.0037	0.0103	0.0105

The weighted average common stock outstanding for the year ended December 31, 2006, was adjusted to reflect the Company’s recent recapitalization between the Company and Technorient. (See Note 1) For the purpose of computing earnings per share, the number of shares outstanding for the period from the beginning of the fiscal year to the date of the reverse takeover is deemed to be the number of shares issued by the legal parent. For the period from the date of the reverse takeover to the end of the fiscal year, the number of shares to be used in the calculation of earnings per share is the actual number of shares of the legal parent outstanding in that period. The earnings per share to be disclosed for the comparative periods is computed by dividing the earnings of Technorient by the number of shares issued in the reverse takeover transaction. In addition, the net earnings available to common shareholders for the year ended December 31, 2005 and 2004 does not consider the effect of the Company’s recent recapitalization between the Company and Technorient (See Note 1), since no minority interest existed during those periods.

As of December 31, 2006, the Company had 1,533,973 shares of Series A preferred stock outstanding and each Series A preferred stock is convertible into 92.2045 shares of Company’s common stock. As no mandatory dividend is attached to the Series A preferred stock, no adjustment was made to the basic earnings per share to take into consideration the Series A preferred stock. The potential dilutive effect of such preferred stock is 141,439,213 shares of Company’s common stock.

NOTE 6. INVENTORY, NET

Inventory by major categories at December 31 are summarized as follows:

	2006	2005
	$	$
New vehicles	2,310,112	2,000,349
Used vehicles	3,183,658	1,894,274
Parts, accessories and other	1,322,093	1,164,155
	6,815,863	5,058,778

Vehicles included in inventory of approximately $1,710,000 and $378,000 were pledged to secure the stocking loan outstanding as of December 31, 2006 and 2005, respectively (See Note 11).

NOTE 7. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments at December 31 are summarized as follows:

	2006	2005
	$	$
Share-based payment receivable - related party (See Note 15)	1,468,930	-
Prepaid expenses	37,328	593,754
	1,506,258	593,754

Other current assets by major categories at December 31 are summarized as follows:

	2006	2005
	$	$
Deposits	332,758	356,032
Other receivables	1,170,868	2,588,398
	1,503,626	2,944,430

The carrying amounts of the other current assets approximate their fair values due to their short maturities.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, at December 31 are summarized as follows:

	2006	2005
	$	$
Leasehold improvements	2,586,082	2,188,902
Plant and machinery	856,072	856,004
Furniture, fixtures and office equipment	1,226,472	1,152,502
Motor vehicles	515,142	111,932
Total	5,183,768	4,309,340
Less: accumulated depreciation	(2,806,112)	(2,246,296)
	2,377,656	2,063,044

At December 31, 2006 and 2005, the net book value of the Company’s motor vehicles included an amount of $333,000 and $0, respectively, held under finance lease.

NOTE 9. INVESTMENT IN AN ASSOCIATE

In 2004, a subsidiary of the Company entered into a strategic alliance with Ferrari S.p.A. (“Ferrari”) and Poly Technologies, Inc. (“Poly Technologies”), a subsidiary of Poly Group, to set up an Equity Joint Venture (“EJV”) company, Ferrari Maserati Cars International Trading (Shanghai) Co., Limited, in Mainland China. The EJV is the sole importer of “Ferrari” and “Maserati” cars in China, responsible for the import, marketing, dealer sales, spare parts and accessories supply, and after-sale technical supports for these unique global brands. The Company, Ferrari and Poly Technologies own 30%, 40% and 30% respectively in the EJV. The registered capital of the EJV was US$3 million and was contributed by the partners to the EJV in proportion to their respective equity interest. In August 2004, the EJV was formally set up, with the business license issued by the relevant PRC authority.

On December 30, 2005, a subsidiary of the Company and Ferrari entered into the Equity Interest Transfer Agreement relating to the transfer of 29% equity interest in the EJV (“Equity Interest Transfer”), for a consideration of US$870,000. As of December 31, 2006, the disposal has yet to be approved by the relevant authorities in the PRC and the disposal has not become effective. Due to the undeterminable timeline in finalizing the Equity Interest Transfer, the investment in EJV continues to be accounted for as “Investment In An Associate” under the equity method of accounting.

As of December 31, 2006, the associate had total assets and liabilities of approximately $31 million and $26 million respectively and the resulting net assets was approximately $5 million. The associate’s net sales, gross profits and net earnings for the year ended December 31, 2006 were approximately $59 million, $12 million and $1.2 million respectively.

NOTE 10. DEFERRED TAX ASSETS AND INCOME TAXES

Deferred tax assets

Deferred taxation recognized represents foreign unused tax loss carryforwards from prior years. Gross deferred taxation comprised federal net operating loss carryforwards and foreign unused tax loss carryforwards from prior years. The federal unused tax loss carryforwards in the amount of $1,387,085 expire in 2026, and the foreign unused tax loss of $3,517,994 have unlimited useful lives under the local regulation where the unused tax losses were derived. The foreign unused tax loss carryforwards can only be utilized by the entities generating such losses.

The Group has provided valuation allowances of $1,387,085 (2005: nil) and $432,966 (2005: approximately $1,636,000) in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Net deferred tax assets at December 31, 2006, consists of the following:

	2006	2005
	$	$
Deferred tax assets:
Tax loss carryforwards and gross deferred tax assets	1,101,129	1,099,203
Valuation allowance	(561,249)	(286,300)
Net Deferred tax assets	539,880	812,903

Gross deferred tax assets at December 31, 2006 and 2005 were reduced by valuation allowance of $561,249 and $286,300, respectively. The total valuation allowance between periods presented increased by $274,949 and such increase was attributable to the tax effect on the utilization of foreign unused tax losses carryforwards of $1,196,834 at enacted foreign profit tax rate of 17.5%, exchange rate effect on foreign unused tax losses carryforwards of $1,085 and the tax effect on federal net operating loss attributable by the Company in the amount of $1,387,085 at federal tax rate of 35%.

Income taxes

The components of the provision for income taxes (expenses)/credit for the years ended December 31 are as follows:

	2006	2005	2004
	$	$	$
Current:
United States of America	-	-	-
Hong Kong	-	-	-

Deferred:
United States of America	-	-	-
Hong Kong	(270,514)	-	807,692

No provision of current income tax was provided for the years ended December 31, 2006, 2005 and 2004 as either the assessable profits were set off by the unused tax loss carryforwards or nonassessable profits were derived.

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Group’s provision for income taxes for the years ended December 31 is as follows:

	2006	2005	2004
	$	$	$
Provision for income taxes at statutory rate of 35%	626,585	510,658	236,343
State and local income taxes	161,122	131,312	60,774
Foreign	(576,969)	(386,641)	(178,945)
Non-deductible expenses and non-assessable profits	15,357	(120,563)	48,968
Tax losses not yet recognized	254,310	-	10,200
Recognition of deferred tax assets	-	-	(807,692)
Utilization of unrecognized tax losses	(209,891)	(134,766)	(177,340)
Provision (benefit) for income taxes	270,514	-	(807,692)

NOTE 11. BORROWINGS

The Company's borrowings at December 31 are summarized as follows:

	2006	2005
	$	$
Bank borrowings	3,985,579	2,858,319
Stocking loans	1,329,918	302,452
Obligations due under finance lease	278,510	-
	5,594,007	3,160,771
Borrowings due after one year - obligations under finance lease	111,404	-
Short-term borrowings	5,482,603	3,160,771

Vehicles included in inventory of approximately $1,710,000 and $378,000 was pledged to secure the stocking loan outstanding as of December 31, 2006 and 2005, respectively. The current portion together with the non-current portion of finance lease was secured by motor vehicle included in property and equipment with a carrying value of approximately $330,000 (2005: nil).

The bank borrowings, which are mainly used to finance the purchase of vehicles, are secured by pledge of certain affiliates’ properties and are interest-bearing with settlement date within twelve months from the balance sheet date, December 31, 2006. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings is from 8.50% to 9.25% per annum (2005: 6% to 9% per annum).

The Company has financed a motor vehicle in the amount of approximately $330,000 under a non-cancellable finance lease. Future finance payments required under non-cancellable finance leases in effect as of December 31, 2006, are as follows:

2007	$167,106
2008	111,404
$278,510

Bills payable for both periods presented represent letters of credit obtained for the purchase of motor vehicles and are interest free. Once the bills payable are due, the bills payable are converted to bank borrowings.

NOTE 12. DEPOSITS RECEIVED

The deposits received mainly represent the amounts received from customers in relation to the purchase of new vehicles. The customer is required to make a deposit when a sales contract is executed between the customer and the Company and the amount of deposit being made is in accordance to the terms and conditions of the sales contract.

NOTE 13. OTHER CURRENT LIABILITIES

Other current liabilities by major categories at December 31 are summarized as follows:

	2006	2005
	$	$
Accruals	443,434	325,003
Other payables	6,887,586	2,652,300
	7,331,020	2,977,303

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sell in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 14. AMOUNTS DUE FROM/TO AFFILIATES AND AN ASSOCIATE

The amounts due from/to affiliates comprised the amounts due from/to entities that are under the common control, where Mr. Richard Man Fai LEE, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. The amount due from an associate represents the amount due from Ferrari Maserati Cars International Trading (Shanghai) Co., Limited, the Equity Joint Venture established in Mainland China, which the Company owns a 30% equity interest. The amounts due from/to affiliates and an associate are unsecured, interest free and repayable on demand for all periods present.

NOTE 15. CAPITAL STOCK AND SHARE-BASED PAYMENTS

Effect of reverse merger to the comparable figures

On September 5, 2006, the Company acquired 49% of Technorient, a Hong Kong Corporation, through a reverse merger, with the result that the stockholders of Technorient became the beneficial owners of approximately 49% of our stock assuming the full conversion of the preferred shares of the Company. Subsequent to the completion of the reverse takeover, the legal parent entity’s business operations ceased and the operations now represent those of Technorient. The accompany consolidated balance sheet at December 31, 2005 and the consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, reflect those of the accounting acquirer, Technorient, only.

General

The Company’s total authorized capital at December 31, 2006, is 500,000,000 shares of which 400,000,000 shares are common stock of par value $0.001 and 100,000,00 shares are preferred stock of par value of $0.001. At December 31, 2006, 26,929,180 shares of common stock and 1,533,973 shares of preferred stock, respectively, were issued and outstanding.

Common stock

The following is the movement of common stock for the period from July 1, 2006 to September 4, 2006:

-  During August 2006, 9,000,000 shares of common stock of the Company owned by Fred De Luca and Federico G. Cabo, directors of the Company, were cancelled pursuant to a Share Exchange Agreement in connection with the reverse takeover.

-  During September 2006, 16,600,000 shares of the Company’s restricted common stock were issued to fully settle the Company’s promissory note payable in the principal amount of $950,000.

-  During September 2006, 5,029,337 shares of the Company’s restricted common stock were issued as the holders of the Company’s 10% callable convertible notes agreed to convert the 10% callable convertible notes in the principal amount of $1,000,000 into such number of shares.

The following is the movement of common stock for the period from September 5, 2006 to December 31, 2006:

-  On November 15, 2006, the Company issued 700,000 shares of its common stock to Withrow as compensation for consulting services rendered in the amount of $175,000. The common stock issued was pursuant to a consulting agreement between the Company and Withrow and was valued at the fair market value on the date of issuance.

-  On December 18, 2006, the Company’s Board of Directors authorized an increase in the number of the Company's authorized shares from 200,000,000 to 500,000,000 authorized shares of capital through the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the State of Nevada’s Secretary of State.

Preferred stock

On April 7, 2006, in order to satisfy certain provisions of the potential share exchange with Technorient as of that date, the Company amended its Articles of Incorporation for the authorization of 100,000,000 shares of “blank check” preferred stock. As of December 31, 2006, the Company had 1,533,973 shares of Series A preferred stock (“Series A preferred stock”) issued and outstanding. The Series A preferred stock has no mandatory dividend with a liquidation preference of $4.00 per share and each share of Series A preferred stock is convertible in 92.2045 shares of Company’s common stock. Each preferred stock has voting right on an as converted basis of 92.2045 shares of Company’s common stock.

The following is the movement of preferred stock during the year:

-  On September 5, 2006, the Company issued an aggregate of 972,728 shares of the Series A preferred stock in exchange for 49% of the issued and outstanding shares of Technorient. The issuance of Series A preferred stock was in pursuant to the terms and conditions of Share Exchange Agreement between the Company and Technorient.

-  During September 2006, the Company issued 561,245 shares of Series A preferred stock to Happy Emerald Limited (“Happy Emerald”), a related party, for consulting services to be provided to Technorient after the share exchange. Mr Charles Miseroy, the former chief financial officer and treasurer of the Company, was the controlling equity holder of Happy Emerald.

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation, Claims and Assessments

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2006 are as follows:

2007	$997,897
2008	80,226
$1,078,123

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1,178,404, $1,015,579 and $627,658, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2007 to 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of December 31, 2006, committed compensation to the executives and other key employees totaling approximately $609,000 remain in effect.

NOTE 17. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2006, 2005 and 2004:

	Note	2006	2005	2004
		$	$	$
Sales to:
- Director of Technorient	(a)	-	-	115,385
- Affiliates	(a)	601,645	254,118	136,086
- An associate	(a)	70,733	672,328	959,947

Purchases from:
- Affiliates	(a)	17,945	464,263	-
- An associate	(a)	1,677,790	662,869	-

Interest received from:
- Affiliates	(b)	19,751	51,742	-

Management fee paid to:
- Affiliates	(c)	309,159	307,692	153,846

Rental to:
- Affiliates	(c)	-	-	6,831

Service fee from:
- An associate	(c)	643,818	529,232	88,556

Issuance of common stock pursuant to a consulting agreement
- A shareholder	(c)	175,000	-	-

Issuance of preferred stock pursuant to a consulting agreement
- A shareholder	(d)	1,468,930	-	-

Notes:
(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.
(b)	The loan advance to an affiliate is unsecured, bears interest at 9.25% per annum and repayable on demand. At December 31, 2006 and 2005, the loans were fully repaid.
(c)	The transactions were carried out at terms agreed between both parties.
(d)	The transactions were carried out at terms agreed between both parties. The party is an affiliate assuming the full conversion of the Series A Preferred Stock held by the party.

NOTE 18. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the summary of the quarterly financial data for the four quarters of 2006;

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	$	$	$	$
Net sales	9,245,020	15,655,109	14,675,018	31,959,443
Gross profit	1,511,291	3,194,794	2,845,593	5,021,714
Net earnings (loss) (a)	(345,562)	597,462	168,842	138,322
Basic earnings per share (b)(c)	-	-	0.0228	0.0052
Diluted earnings (loss) per share (b)(c)	(0.0024)	0.0042	0.0011	0.0008

Notes:
(a)	The net earnings (loss) for the first and second quarters take into the effect the Company’s recent recapitalization between the Company and Technorient.
(b)
For the purpose of computing earnings per share, the number of shares outstanding for the period from the beginning of the fiscal year to the date of the reverse merger is deemed to be the number of shares issued by the legal parent. For the period from the date of the reverse merger to the end of the fiscal year, the number of shares to be used in the calculation of earnings per share is the actual number of shares of the legal parent outstanding in that period.

(c)
The sum of quarterly basic or diluted earnings per share may not equal total basic or diluted earnings per share for the year as reported in the Consolidated Statements of Income due to the calculation of weighted average common shares for the calculation of basic and diluted earnings per share were on a quarterly basis.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following tables set forth information regarding the Company’s current executive officers and directors of the Company. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position	Director Since

Richard Man Fai Lee	50	Chief Executive Officer, President and Chairman of the Board of Directors	November 2006
Herbert Adamczyk	66	Chief Operating Officer and Director	November 2006
Joseph Tik Tung Wong	50	Chief Financial Officer and Treasurer	November 2006
Federico G. Cabo	51	Director	September 2004
Fred De Luca	76	Director	September 2005

BUSINESS EXPERIENCE DESCRIPTIONS

The business background descriptions of the executive officers and directors are as follows:

Richard Man Fai Lee is 50 years old and is the Company’s Chief Executive Officer and President. Mr. Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong Group (the “Group”), a Hong Kong Stock Exchange company, and through Corich Enterprises Inc., the controlling shareholder of Technorient Limited. He is responsible for formulating the Group's overall strategic planning and business development. Mr. Lee has 27 years experience in marketing consumer products. He has a bachelor's degree and a master's degree in business administration from the University of Minnesota. In September 2006, Mr. Lee was bestowed the title of “Commander of the Order of the Star of Italian Solidarity” by Hon. Romano Prodi, the Prime Minister of Italy, in recognition of his contribution in advancing Italian business and culture in Hong Kong and China. He was also elected and had served for two consecutive terms as the Chairman of the Radio Association of Hong Kong, the trade association of audio visual business in Hong Kong. He has been with the Group for 23 years.

Herbert Adamczyk is 66 years old and is the Company’s Chief Operating Officer. Mr. Adamczyk is also the Managing Director of Technorient. He has over 42 years of experience in the automotive trade in Hong Kong. Originally a semi-professional racing driver and a senior engineer with Volkswagen and Porsche in Germany, Middle East and Hong Kong, Mr. Adamczyk has been with Technorient, a subsidiary of Wo Kee Hong Group, for 24 years.

Joseph Tik Tung Wong, FCCA, CPA is 50 years old and is the Company’s Chief Financial Officer and Treasurer. Mr. Wong is an Executive Director, the Chief Financial Officer and qualified accountant of Wo Kee Hong Group. He is a fellow member of the Association of Chartered Certified Accountants and associate member of the Hong Kong Institute of Certified Public Accountants. He is an Independent Non-executive Director of Chi Cheung Investment Company, Limited.

Federico G. Cabo is 51 years old and he began his series of entrepreneurial successes in 1970 by founding Cabo Distributing Co., a beer, wine and spirits distribution company, which through his leadership became the leader in sales of Mexican beer brands which included Corona, Carta Blanca, Dos Equis, Bohemia, Pacifico and others. He sold the company in 1998 when annual sales had reached $20 million. He then transitioned from distribution to production and in February 1998 co-founded American Craft Brewing Co. (Ambrew), where he served as Director and was majority shareholder of this public company. In June 1998, he also founded Fabrica de Tequilas Finos S.A., a tequila distilling company located in Tequila, Jalisco, Mexico, selling premium tequila to a network of wholesalers throughout the U.S., Canada and Europe. Mr. Cabo served as President of this company from inception to the present date. In August 1998, he expanded his activity in production and distribution by serving as Director and President of Cerveceria Mexicana S.A. de C.V., the 3rd largest brewery in Mexico, which was sold to Coors Brewing Co. in May 2001. Mr. Cabo is also Chief Executive Officer of The Cabo Group, Ltd., the U.S. parent company of Fabrica de Tequilas Finos S.A. Mr. Cabo served as Chief Executive of the Company from September 2004 until September 2005. Mr. Cabo graduated as a Civil Engineer from the Universidad Nacional Autonoma De Mexico (UNAM) in 1967, and was employed through 1969 as a Special Applications Engineer at ITT Barton, a liquid gas level and gas flow instrumentation company.

Fred De Luca is 76 years old and he practiced corporate law over a twenty-nine year period until retiring in June 1989 to serve as legal consultant and director to various private and publicly traded companies. From July 1999 until January 2003, Mr. DeLuca served as Secretary and was a legal consultant to Quicktest 5, Inc. In January 2003, Quicktest 5, Inc. was the surviving company of a merger with a public company and became QT5, Inc., the predecessor company. He continued to serve as Secretary and legal consultant to Addison-Davis Diagnostics, Inc. (formerly QT 5, Inc.). from January 2003 to the present. In addition, in September 2004 he became a director of Addison-Davis Diagnostics, Inc. From July 1995 to the present, Mr. DeLuca has also served as Secretary, director and consultant to Sound City Entertainment Group. From September 1989 to the present, Mr. DeLuca was and is a consultant to Automotive Racing Products. Mr. DeLuca served as Secretary of the Company from September 2005 until November 2006. Mr. De Luca earned his undergraduate degree at University California Los Angeles (UCLA) and his law degree at Southwestern University School of Law.

OTHER KEY MANAGEMENT

In addition to Messrs. Lee, Adamczyk and Wong whose biographical information is set forth above, the following individuals constitute the senior management of the Technorient Group.

Sammy Chi Chung Suen - MBA, is 60 years old and is an Executive Director of Wo Kee Hong Group and Director of Technorient Limited. He is responsible for the development of motor car business in China. He has over 30 years of experience in general management, sales and marketing of cars, electrical appliances and air-conditioning products. He has been with the Group for about 10 years.

Watson Chit Sing Hui - BBA, MBIM, is 56 years old and is the Company’s Executive Vice President and Head of Business Development. He is an Executive Director of Wo Kee Hong Group. Mr. Hui has over 29 years of experience in retail management, as well as distribution of electrical appliances and consumer electronics products. He has extensive experience in mainland China including serving as a representative of famous European luxurious apparel brands that include Balenciaga and Francesco Smalto, as well as developing and managing prestigious retail shopping malls.

John Newman - MIMI, is 40 years old and is the Executive Vice President of the Company. He is also the Group General Manager of Auto Italia and IML, both subsidiaries of the Technorient Group. He has 19 years experience with blue chip sports and luxury car manufacturers and importers, and was a director of a successful motor racing team in Europe. He holds a Diploma in Business and Finance, is a qualified pilot and is a member of the Institute of the Motor Industry in the UK. Experienced in sales, marketing, distribution, dealer development, media communications and customer relationship management, he joined the company in 2005.

Phyllis Sum Yu Ng is 41 years old and is the Company’s Corporate Secretary. Ms. Ng is also the Company Secretary of Wo Kee Hong Group and has held that position for 8 years. She has been working for various listed companies on corporate compliance and corporate finance for over 15 years. She is also an associate of The Institute of Chartered Secretaries and Administrators and The Chartered Institute of Management Accountants.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Richard Lee, our Chief Executive Officer, was also a director of Forward International Singapore (Private) Limited and Wo Kee Hong (Singapore) Pte Limited, which had been dissolved pursuant to creditors’ winding-up proceedings commenced in the High Court of the Republic of Singapore based on an outstanding judgment debt on January 4, 2002 for the amount of S$4,074,944.10 and S$2,024,942.53, respectively. These winding-up proceedings concluded on September 8, 2005.

Other than the above-described bankruptcy proceeding, none of our directors or executive officers has, during the past five years:

●
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding;

●
been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of any such reports furnished to us, we believe that during the year ended December 31, 2006, Mr. Wong, our CFO, and Mr. Lee, our CEO were unable to timely file their Form 3 Initial Statement of Beneficial Ownership (“Form 3”) to disclose their re-appointments as our CFO and CEO, respectively, on November 6, 2006. However, both officers have since filed their Form 3's on March 30, 2007. Further, our direct principal shareholders Happy Emerald Limited and Corich Enterprises Inc. and indirect beneficial owner Wo Kee Hong (B.V.I.) Limited were unable to timely file their Form 3’s. However, Corich Enterprises Inc. and Wo Kee Hong (B.V.I.) Limited have since filed their Form 3's on March 30, 2007.

CODE OF ETHICS

For the year ended December 31, 2006, the Company did not have formal written code of business ethics applicable to our principal executive officer and principal financial officer. However, the Company's management does communicate values and ethical standards during Company wide meetings. Further, the Company plans to adopt and approve a formal written code of ethics in the immediate future.

BOARD OF DIRECTORS

Our Board of Directors is currently composed of four members, two of whom are employees. All members of our Board of Directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors shall be determined from time to time by a majority of our board of directors or stockholders.

Mr. Richard Man Fai Lee has been appointed as the Chairman of the Board of Directors and is also our Chief Executive Officer. In this capacity, he is responsible for meeting with the other executive officers and the Board to review financial and operating results, agendas and minutes of board and committee meetings, and presiding at the meetings of the committees of the Board of Directors.

We intend to review and select additional candidates to serve on our Board of Directors. Currently, none of the directors serving on our board are “independent,” within the meaning of the applicable federal securities laws. However, we expect to be able to attract and recruit additional candidates to serve on our board as independent directors, the timing of which will depend on the availability and willingness of qualified independent director candidates to serve in such capacity.

Director Compensation

Currently we do not pay any compensation to members of our Board of Directors for their service on the Board. However, we intend to review and consider future proposals regarding Board compensation.

Board Committees and Audit Committee Financial Expert

As of the date of this annual report, our Board of Directors had not appointed an audit committee or compensation committee, however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Exchange Act of 1934, as amended. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees, including audit, compensation and audit committees as necessary and advisable in the future, to facilitate the management of our business.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. Our Board of Directors currently oversees the design and administration of our executive compensation program.

Our current executive compensation program includes the following principal components: (i) base salary, (ii) discretionary annual cash performance-based incentives, (iii) termination/severance payments, and (iv) perquisites and benefits. In addition, it is contemplated that from 2007 and onwards, our executive compensation program will include stock option grants and other equity incentives grants to our executive officers.

OUR COMPENSATION PHILOSOPHY AND OBJECTIVES

Our Company’s philosophy regarding compensation of our executive officers includes the following principles:

●	our compensation program should align the interests of our management team with those of our shareholders;

●	our compensation program should reward the achievement of our Company’s strategic initiatives and short- and long-term operating and financial goals;

●	compensation should appropriately reflect differences in position and responsibility;

●	compensation should be reasonable; and

●	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

●	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;

●
a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

●	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;

●
the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, shareholders, and others; and

●	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among shareholders.

DETERMINATION OF COMPENSATION AWARDS

Our Board of Directors is provided with the primary authority to determine the compensation awards available to our executive officers. To aid the Board in making its determination for the last fiscal year, our current senior management provided recommendations to the Board regarding the compensation of all executive officers.

COMPENSATION BENCHMARKING AND PEER GROUP

Our Board did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2006 in setting executive compensation. However, our management informally considered competitive market practices by reviewing publicly available information relating to compensation of executive officers at other comparable companies in making its recommendations to our Board regarding our executives’ compensation for fiscal year 2006. As the Company grows, the Company expects to take steps, including the utilization of peer company comparisons and/or hiring of compensation consultants, to ensure that the Board has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the Company and business segment level are achieved.

ELEMENTS OF COMPENSATION

The principal elements of our executive compensation are:

●	base salary;

●	discretionary annual cash performance-based incentives;

●	long-term incentive plan awards; and

●	perquisites and other compensation.

BASE SALARIES

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2006, subject to the provisions of each person's employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

DISCRETIONARY ANNUAL CASH PERFORMANCE-BASED INCENTIVES

Our Board of Directors has discretion to approve the annual cash bonus for our Chief Executive Officer and each other named executive officer. Since we do not have a compensation committee, any bonus awards will be generally based on our management’s recommendations and ultimately decided upon by our Board. The annual bonuses, if any, are intended to compensate officers for individual performance, for our overall financial performance and for achieving important operational and financial milestones during the fiscal year.

LONG-TERM INCENTIVE PLAN AWARDS

In 2005, we adopted our 2005 Incentive Equity Stock Plan (the "2005 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 2,500,000 shares. Our executive officers are eligible participants in the 2005 Plan. For our named executive officers, our stock incentive program is based on grants that will be individually negotiated with our executives, and we expect the grants, including the amounts of such grants, will be based on the Company’s overall financial performance and on achieving important financial and operational goals. Stock options provide a relatively straightforward incentive for our executives and result in less immediate dilution of existing stockholders' interests.

No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2006. No stock options were held by the named executive officers as of December 31, 2006. However, the Company plans to amend the 2005 Plan and the Form S-8 Registration Statement in connection with the 2005 Plan and reward stock incentives to the Company’s executive officers and directors in the 2007 fiscal year.

TERMINATION AND CHANGE IN CONTROL BENEFITS

We provide the opportunity for certain of our named executive officers to be protected under the termination/severance and change in control provisions contained in their employment agreements and/or in the Company’s stock incentive plan. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. Our termination/severance and change in control provisions for our named executive officers are summarized below in "Potential Payments upon Termination or Change-in-Control." We believe that these termination/severance and change in control benefits are an essential element of our executive compensation and assist us in recruiting and retaining talented executives.

PERQUISITES AND OTHER COMPENSATION

The Company does not have any retirement plans in place for any of our named executives. The Company’s named executives are eligible for group medical benefits that are generally available to and on the same terms as the Company’s other employees.

MANAGEMENT’S ROLE IN THE COMPENSATION-SETTING PROCESS

Our management plays an important role in our compensation-setting process. The most significant aspects of management’s role are evaluating other executive officers’ performances, recommending business performance targets and objectives, and recommending salary levels and option awards. Our management makes recommendations to our Board of Directors regarding our executive’s compensation packages. During this process, management may be asked to provide the Board with their evaluation of the executive officers’ performances, the background information regarding our Company’s strategic financial and operational objectives, and compensation recommendations as to the executive officers.

POLICY WITH RESPECT TO SECTION 162(M)

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and four other most highly compensated executive officers unless certain performance and other requirements are met. We intend to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. We believe that no part of the Company’s tax deduction for compensation paid to the named executive officers for 2006 will be disallowed under Section 162(m).   We will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of the Company and its stockholders.

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last three fiscal years. The table only includes compensation information regarding our the executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Man Fai Lee,	2006	$22,000	—	—	—	—	—	—	$22,000
Chief Executive Officer and	2005	N/A	—	—	—	—	—	—	—
President (1)	2004	N/A	—	—	—	—	—	—	—
Joseph Tik Tung Wong,	2006	9,166.67	—	—	—	—	—	—	9,166.67
Chief Financial Officer and	2005	N/A	—	—	—	—	—	—	—
Treasurer (2)	2004	N/A	—	—	—	—	—	—	—
Robert G. Pautsch,	2006	-0-	-0-	—	—	—	—	—	-0-
Former Chief Executive	2005	-0-	-0-	—	—	—	—	—	-0-
Officer (3)	2004	N/A	N/A	—	—	—	—	—	—
Charles Miseroy, Former	2006	-0-	-0-	—	—	—	—	—	-0-
Chief Financial Officer (4)	2005	-0-	-0-	—	—	—	—	—	-0-
	2004	N/A	N/A	—	—	—	—	—	—

(1)	Mr. Richard Man Fai Lee was appointed as Chief Executive Officer and President of the Company on November 6. 2006.

(2)	Mr. Joseph Tik Tung Wong was appointed as Chief Financial Officer and Treasurer of the Company on November 6. 2006.

(3)	Mr. Robert G. Pautsch was appointed as Chief Executive Officer of the Company on September 20, 2005 and resigned effective November 6, 2006.

(3)	Mr. Charles Miseroy was appointed as Chief Financial Officer of the Company on September 20, 2005 and resigned effective November 6, 2006.

GRANTS OF PLAN-BASED AWARDS

On May 20, 2005, we adopted our 2005 Incentive Equity Stock Plan (the "2005 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 2,500,000 shares. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. The 2005 Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company's), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other Awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company's securities.

SEC regulations state that we must disclose information, in a tabular format, regarding each grant of an award made to a named executive officer in the last completed fiscal year under under any non-equity and/or equity incentive plan, as well as any other stock awards and option awards granted outside of the Company’s non-equity and/or equity incentive plan. No stock options, stock awards or other equity-based incentives were awarded in 2006 to our executive officers. As a result, we have omitted this table.

Narrative Disclosure To Summary Compensation Table And Grants Of Plan-Based Awards

The following are summaries of the Company’s employment agreements (collectively referred to hereinafter as the “Executive Employment Agreements”) with the newly appointed executive officers described above. Copies of these Employment Agreements are attached hereto as Exhibits 10.6 through 10.9 to the Current Report on Form 8-K filed by the Company with the SEC on November 9, 2006 and are incorporated herein by reference. The descriptions in these summaries are qualified, in their entirety, by the text of such exhibits.

The Company entered into an Employment Agreement with Mr. Richard Man Fai Lee on November 6, 2006. Effective November 6, 2006, Mr. Lee was appointed Chief Executive Officer and President of the Company and his salary is US$144,000 per year for a term of two years. Such salary is subject to an annual review and upward adjustment or no adjustment in the sole discretion of the Company. Mr. Lee is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Lee is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Lee incurs in connection with the performance of his duties. Mr. Lee is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

The Company entered into an Employment Agreement with Mr. Joseph Tik Tung Wong on November 6, 2006. Effective November 6, 2006, Mr. Wong was appointed Chief Financial Officer and Treasurer of the Company and his salary is US$60,000 per year for a term of two years. Such salary is subject to an annual review and upward adjustment or no adjustment in the sole discretion of the Company. Mr. Wong is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Wong is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Wong incurs in connection with the performance of his duties. Mr. Wong is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

All of the above-described Employment Agreements state that the executive officer’s (the “Executive”) employment may be terminated prior to the expiration the agreement’s two year term upon the occurrence of the following: (a) voluntarily termination of the agreement by the Executive giving three (3) months’ notice in writing; (b) the Executive’s death; (c) upon termination of the Executive by the Company for "cause", which is defined as any of the following: (i) the Executive is convicted of, or pleads nolo contendere to, a felony, (ii) the Executive has committed an act of fraud, bad faith or willful misconduct against the Company that is materially detrimental to the Company, or (iii) the Executive has materially breached any of the terms of this Agreement after written notice has been provided by the Company to the Executive regarding the specific nature of such breach and the Executive fails to cure such breach within thirty (30) days; (d) upon the good faith determination of the Board that the Executive has become so physically or mentally incapacitated or disabled as to be unable to satisfactorily perform his duties hereunder for a period of one hundred twenty (120) consecutive calendar days or for one hundred eighty (180) days in any three hundred sixty (360) day period, such determination based upon a certificate as to such physical or mental disability issued by a licensed physician and/or psychiatrist (as the case may be) mutually agreed upon by the Executive and the Company; (e) upon termination of the Executive by the Company for any reason other than for "cause" as defined in (c) above; and (f) upon termination by the Executive of his/her employment for “good reason” which is defined as the occurrence of any of the following events without the express written consent of the Executive: (i) reduction in the Executive's Salary or the benefits set forth above, and (ii) the Company breaching any of the terms of the Employment Agreement.

OPTION EXERCISES AND STOCK VESTED

SEC regulations state that we must disclose information, in a tabular format, regarding stock option exercises by and stock awards that vested for our named executive officers during the fiscal year ended December 31, 2006. Our named executive officers currently do not have any stock options or stock awards, and, as a result, we have omitted this table.

PENSION BENEFITS

SEC regulations state that we must disclose information, in a tabular format, regarding any plans that provide for retirement payments or benefits other than defined contribution plans. We do not have any such benefit plan and do not anticipate creating any such plan in the future. As a result, we have omitted this table.

NON-QUALIFIED DEFERRED COMPENSATION

SEC regulations state that we must disclose information, in a tabular format, regarding defined contribution or other plans that provide for deferral of compensation on a basis that is not tax-qualified. We currently do not have any such benefit plan and do not anticipate creating such a plan in the future. As a result, we have omitted this table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Under our 2005 Equity Incentive Plan (described more fully above under the section “Grants of Plan-Based Awards”) any unvested options will, under certain circumstances, become immediately exercisable in the event of certain mergers or similar transactions involving the Company or in the event of the dissolution or liquidation of Company. However, no options, stock bonuses or stock awards have been granted to our named executive officers as of December 31, 2006 under our 2005 Equity Incentive Plan.

Pursuant to our Executive Employment Agreements with all of our Company’s named executive officers that are described more fully above under the section “Narrative Disclosure To Summary Compensation Table And Grants Of Plan-Based Awards,” in the event an executive officer's voluntarily terminates his employment with the Company or such officer is terminated by the Company “for cause,” (these triggering events are collectively referred to as “Trigger Events A”) the Company is obligated to pay to the executive officer or his representatives on the date of termination of employment (“Termination Date”): (a) all salary compensation as is due under the Executive Employment Agreement, prorated through the Termination Date; (b) all expense reimbursements due and owed to the executive officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits a an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) all benefits due the Executive, including benefits under insurance, group health and retirement benefit plans in accordance with the Company's standard policy, if any, through the Termination Date. Assuming Trigger Events A occur as of the last business day of the Company’s completed fiscal year and causes the termination of our named executive officers’ employment, the Company would have pay the executive officer expense reimbursements that are due and owed to such executive officer, as well as the amounts set forth in the table below:

Name	Salary (1)	Life Insurance, Group Health and Retirement Benefits or Perquisites
Richard Man Fai Lee	$22,000	$0
Joseph Tik Tung Wong	$9,166.67	$0

(1)	Amounts in this column reflect estimated salary amounts that would have to be paid under Executive Employment Agreements assuming termination occurred on December 29, 2006.

Further, pursuant to these Executive Employment Agreements, in the event that an executive officer’s employment is terminated without cause, terminated because of death or “physical or mental disability”, or terminated by the executive officer for “good reason” (as such terms are defined and discussed more fully above under the section “Narrative Disclosure To Summary Compensation Table And Grants Of Plan-Based Awards - these triggering events are collectively referred to as “Trigger Events B”) the Company is obligated to: (a) pay to the executive officer or his representatives all salary compensation that is due or will be due through the entire term of this Executive Employment Agreement; (b) pay to the executive officer or his representatives all expense reimbursements due and owing the such officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) pay to the executive officer or his representatives all benefits due to such officer, including benefits, if any, under insurance, group health and retirement benefit plans in accordance with the Company's standard policy, through the Termination Date. Assuming Trigger Events B occur as of the last business day of the Company’s completed fiscal year (December 29, 2006) and causes the termination of our named executive officers’ employment, the table below describes the payments Company would owe to such executive officers:

Name	Salary (1)	Life Insurance, Group Health and Retirement Benefits or Perquisites
Richard Man Fai Lee	$266,000	$0
Joseph Tik Tung Wong	$110,833.33	$0

(1)	Amounts in this column reflect estimated salary amounts that would have to be paid under Executive Employment Agreements assuming termination occurred on December 29, 2006.

DIRECTORS COMPENSATION

We currently we do not have any compensation agreements or arrangements with the members of our Board of Directors for their service on the Board and thus we have omitted the information currently required to be provided in tabular format regarding director compensation. However, we intend to review and consider future proposals regarding board compensation and will provide the required disclosures upon establishing our directors’ compensation arrangements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Richard Lee, our Chief Executive Officer, Mr. Herbert Adamczyk, our Chief Operating Officer, who are both also members of the Board of Directors, participated in deliberations concerning the compensation of our executive officers. No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

COMPENSATION COMMITTEE REPORT

We currently do not have a Compensation Committee. However, the members of our Board of Directors have reviewed and discussed the Compensation, Discussion and Analysis contained in this annual report on Form 10-K with management. Based on the Board’s review of, and discussions with management with respect to, the Compensation Discussion and Analysis, they have recommended that the Compensation Discussion and Analysis be included in our 2006 annual report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth the ownership of our common stock as of the date of March 26, 2007:

•	Each shareholder known by us to own beneficially more than 5% of our common stock;

•	Each executive officer;

•	Each director or nominee to become a director; and

•	All directors and executive officers as a group.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Wo Kee Hong Building, 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. Applicable percentages are based upon 168,368,375 voting shares of common stock outstanding (assuming full conversion of the Company’s issued and outstanding Series A Convertible Preferred Stock into common stock) as of March 26, 2007.

Name of Executive Officers and Directors	Amount and Nature of Beneficial Ownership (1)		Percentage of Outstanding Shares
Richard Man Fai Lee, CEO, President and Chairman	0	(2)	0%
Herbert Adamczyk, Chief Operating Officer and Director	15,423,323	(3)	9.2
Joseph Tik Tung Wong, Chief Financial Officer and Treasurer	0		0
Federico G. Cabo, Director	0		0
Fred De Luca, Director	23,820		*
Name of Principal Shareholder (5% Beneficial Owners)
Corich Enterprises Inc.	67,057,843	(4)	39.8
Wo Kee Hong (Holdings) Limited	67,057,843	(4)	39.8
Wo Kee Hong (B.V.I.) Limited	67,057,843	(4)	39.8
Happy Emerald Ltd.	51,749,314	(5)	30.7
All directors and executive officers as a group (6 persons)	15,447,143		9.2%

* denotes holdings of less than 1%

(1)
Based on 168,368,375 Voting Shares outstanding after giving effect to issuances in connection with share exchange transaction (the "Share Exchange") that took place in September 2006, including the issuance of 972,728 shares of the Company's Series A Convertible Preferred Stock, share cancellations, debt conversions by holders of the Company's Callable Secured Notes, the issuance of the consulting shares to Happy Emerald Limited, and also assumes the full conversion of the Series A Preferred Stock that was also issued in connection with Share Exchange. The Share Exchange is more fully described in the Company's Current Report on Form 8-K that was filed with the SEC on September 8, 2006, and is incorporated herein by reference.

(2)
Mr. Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited. Mr. Lee is one of the beneficiaries of a discretionary trust the trustee of which holds a 52.85% interest in Wo Kee Hong (Holdings) Limited. Mr. Lee disclaims beneficial ownership of the shares of the Company beneficially owned by Wo Kee Hong (Holdings) Limited.

(3)	Calculated based on 167,273 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of common stock.

(4)
Wo Kee Hong (Holdings) Limited ("Wo Kee Hong") wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc. (“Corich”), which, is the direct stockholder of record of these shares. All of three of these entities share voting power over these shares. The shares are calculated based on 727,273 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of common stock.

(5)
Calculated based on shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of common stock. Mr. Charles Miseroy, former CFO of Xact Aid, is the controlling equity holder of Happy Emerald Ltd., the record owner of the shares of Series A Preferred Stock. Happy Emerald Ltd.'s address is 12318 Foxcroft Place, Granada Hills, California 91344-1621.

CHANGE IN CONTROL

We are not aware of any arrangements that may result in a change in control of our company. There are no pending or anticipated arrangements that we are aware of that may cause a change in control of our Company. We are not currently engaged in any activities or arrangements that we anticipate will result in a change in our control.

EQUITY COMPENSATION PLAN

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	97,500

Total	—	—	97,500

On May 20, 2005, we adopted an incentive equity stock plan (the "2005 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 2,500,000 shares. The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of stock options, the right to purchase common stock (“stock awards”) and stock bonuses.

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

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There are currently 2,402,500 shares issued and no options granted and outstanding under the 2005 Plan, and the number of shares available for options, stock awards and stock bonuses grants as of December 31, 2006 was 97,500 shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2006, 2005 and 2004:

		2006	2005	2004
	Note	$	$	$
Sales to:
- Jeff Man Bun Lee, Director of Technorient Limited	(a)	-	-	115,385
- Wo Kee Hong Limited, Affiliate	(a)	436,788	254,118	120,489
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	164,857	-	15,597
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	70,733	672,328	959,947

Purchases from:
- Wo Kee Hong Limited, Affiliate	(a)	1,075	460,623	-
- Wo Kee Services Limited, Affiliates	(a)	11,198	-	-
- Rogers Entertainment International Limited, Affiliates	(a)	2,576	-	-
- Wo Kee Hong (Shenzhen) Limited, Affiliates	(a)	3,096	-	-
- Shinwa Engineering Company Limited, Affiliates	(a)	-	3,589	-
- Mega Warehouse (HK) Limited, Affiliates	(a)	-	51	-
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	1,677,790	662,869	-

Interest received from:
- Wo Kee Hong Limited, Affiliate	(b)	19,751	51,742	-

Management fee paid to:
- Wo Kee Hong (Holdings) Limited, Affiliate	(c)	309,159	307,692	153,846

Rental to:
- Stoneycroft Estates Limited , Affiliates	(c)	-	-	6,831

Service fee from:
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(c)	643,818	529,232	88,556

Issuance of common stock pursuant to a consulting agreement:
- Edward W. Withrow, III, a shareholder	(c)	175,000	-	-

Issuance of preferred stock pursuant to a consulting agreement
- Happy Emerald Limited, a shareholder	(d)	1,468,930	-	-

Notes:

(a)      The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)      The loan advance to an affiliate is unsecured, bears interest at 9.25% per annum and repayable on demand. As at December 31, 2006 and 2005, the loans were fully settled.

(c)      The transactions were carried out at terms agreed between both parties.

(d)      The transactions were carried out at terms agreed between both parties. Happy Emerald Limited is an affiliate assuming the full conversion of the Series A Preferred Stock held by it.

In March 2006, the Company issued 1,000,000 shares of its common stock to Edward W. Withrow, III, a consultant to the Company, for services rendered.

RELATED PERSON TRANSACTION APPROVAL POLICY

We currently do not have a formal written related person transaction approval policy, setting forth our policies and procedures for the review, approval, or ratification of “related person transactions.” However, our Company’s management currently reviews and approves all related party transactions and our Board plans to create and adopt formal written related person transaction approval policies in the immediate future.

DIRECTOR INDEPENDENCE

Currently, none of the directors serving on our board are “independent,” within the meaning of the applicable federal securities laws. However, we expect to be able to attract and recruit additional candidates to serve on our board as independent directors, the timing of which will depend on the availability and willingness of qualified independent director candidates to serve in such capacity. Our Board plans to appoint independent directors as part of its plans to form audit, nominating and compensation committees for the Company in the immediate future.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2006	December 31, 2005

(i) Audit Fees	$313,698	$19,231
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$313,698	$19,231

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in the Company’s periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2006 or 2005.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2006 or 2005.

All Other Fees. These fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2006 or 2005.

Pre-Approval Policies and Procedures. The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(1) Financial Statements:

(2) Financial Statement Schedules

None.

(3) Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description
3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006 *

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

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(2)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2006 (3)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2006 (3)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2006 (3)

10.9	Employment Agreement by and among Phyllis Sum Yu Ng and the Company dated November 6, 2006 (3)

21	List of Significant Subsidiaries*

23.1	Consent of HLB Hodgson Impey Cheng*

23.2	Consent of Clancy and Co., P.L.L.C.*

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	Shareholders' Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (2)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited (2)

99.3	Letter of variation to "Import and Distribution Agreement" dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (2)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (2)

99.5	Letter to vary the "Import and Distribution Agreement" dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (2)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People's Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (2)

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

99.12
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (2)

99.13
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (2)

99.14
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (2)

99.15
Amended and Restated Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among PolyTechnologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (2)

99.17
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (2)

*  filed herewith

(1)	Filed as an exhibit to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange commission on November 26, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated herein by reference.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK. SIGNATURES PAGE FOLLOWS.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007	CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Man Fai Lee Richard Man Fai Lee	Chief Executive Officer, President and Chairman of the Board	April 2, 2007
/s/ Joseph Tik Tung Wong Joseph Tik Tung Wong	Chief Financial Officer and Treasurer	April 2, 2007
/s/ Herbert Adamczyk Herbert Adamczyk	Chief Operating Officer and Director	April 2, 2007
/s/ Federico G. Cabo Federico G. Cabo	Director	April 2, 2007
/s/ Fred De Luca Fred De Luca	Director	April 2, 2007