Form 10-Q
period 2007-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2007-05-14
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 333-120807

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Exact name of Registrant as specified in its charter)

Nevada	11-3718650
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

10/F, Wo Kee Hong Building
585-609 Castle Peak Road
Kwai Chung, N.T. Hong Kong
(Address of principal executive offices)

(852) 2514-4880
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer  ☐ Accelerated Filer  ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of Common Stock outstanding as of May 10, 2007 was 115,463,499.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2007

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	2,168,690	3,475,635
Restricted cash	384,025	385,629
Trade receivables, net of provision	4,345,358	11,246,621
Inventory, net	9,445,959	6,815,863
Prepayments	1,482,983	1,506,258
Other current assets	1,819,432	1,503,626
Amounts due from affiliates	6,996,531	4,503,367
Amount due from an associate	356,235	457,267
Total current assets	26,999,213	29,894,266
Property and equipment, net	2,234,148	2,377,656
Investment in an associate	1,333,357	1,355,530
Deferred income taxes	537,634	539,880
TOTAL ASSETS	31,104,352	34,167,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	6,423,734	5,315,497
Obligations due under finance lease - current portion	166,411	167,106
Bills payable	3,027,919	4,412,575
Trade payables	300,187	480,859
Deposits received	10,827,003	8,607,049
Other current liabilities	2,793,809	7,331,020
Total current liabilities	23,539,063	26,314,106
Long-term liabilities:
Obligations due under finance lease - non-current portion	69,338	111,404
TOTAL LIABILITIES	23,608,401	26,425,510

Commitments and Contingencies

Minority interests	3,335,133	3,318,358

Shareholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 573,973 shares as at March 31, 2007 (1,533,973 as at December 31, 2006)	574	1,534
Common stock
Authorized: 400,000,000 common stock, par value $0.001
Issued and outstanding: 115,463,499 shares as at March 31, 2007 (26,929,180 as at December 31, 2006)	115,495	26,961
Additional paid-in-capital	5,588,588	5,676,162
Accumulated other comprehensive income	48,860	51,507
Accumulated deficits	(1,592,699)	(1,332,700)
TOTAL SHAREHOLDERS’ EQUITY	4,160,818	4,423,464
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	31,104,352	34,167,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended
	March 31,
	2007	2006
	$	$
Sales:
New and used vehicles	15,823,975	8,265,543
Parts and services	1,186,668	979,477
Net sales	17,010,643	9,245,020

Cost of sales:
New and used vehicles	(14,149,803)	(7,424,582)
Parts and services	(342,099)	(309,147)
Total cost of sales	(14,491,902)	(7,733,729)

Gross profit:
New and used vehicles	1,674,172	840,961
Parts and services	844,569	670,330
Total gross profit	2,518,741	1,511,291

Selling and marketing	(142,048)	(107,106)
General and administrative expenses	(2,493,061)	(1,925,755)

Operating loss	(116,368)	(521,570)

Other income (expenses)
Interest expenses	(177,287)	(65,608)
Share of result of an associate	(39,892)	(226,722)
Other income	90,343	107,964
Total other expenses	(126,836)	(184,366)

Loss before minority interests and income taxes	(243,204)	(705,936)

Provision for income taxes	-	-

Loss before minority interests	(243,204)	(705,936)

Minority interests	(16,795)	360,374

Net loss	(259,999)	(345,562)

Loss per share
Basic	(0.0087)	N/A

Diluted	(0.0087)	N/A

Weighted average number of common stock outstanding
Basic	29,880,324	N/A

Diluted	29,880,324	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,

	2007	2006

	$	$
Cash flows from operating activities:
Net loss	(259,999)	(345,562)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interests	16,795	(360,374)
Depreciation and amortization	172,539	120,896
Provision for bad debts and bad debts written off	53,825	46,911
Provision for inventory written back	(8,975)	-
Equity earnings of an associate	39,892	226,722
Other non-cash items	(11,987)	29,639
Changes in operating assets and liabilities:
Trade receivables	6,847,438	3,977,971
Other current assets and prepayments	(292,531)	915,325
Inventory	(2,621,121)	(2,842,072)
Trade payables	(180,672)	23,489
Other current liabilities and deposits received	(2,317,257)	93,098
Net cash provided by operating activities	1,437,947	1,886,043

Cash flows from investing activities:
Purchases of property and equipment	(33,580)	(14,490)
Net cash used in investing activities	(33,580)	(14,490)

Cash flows from financing activities:
Advances to affiliates	(2,493,164)	(2,170,832)
Repayments from an associate	101,032	239,368
Increase (decrease) in borrowings and bills payable	(319,180)	1,044,015
Net cash used in financing activities	(2,711,312)	(887,449)

Increase (decrease) in cash and cash equivalents	(1,306,945)	984,104

Cash and cash equivalents at beginning of the period	3,475,635	452,754

Cash and cash equivalents at end of the period	2,168,690	1,436,858

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	177,287	65,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the results that may be expected for 2007 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the 2006 annual report on Form 10-K.

Use of estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes it best estimate of the outcome for these items based on historical trends and other information available when the condensed consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting principles for the estimate, which is typically in the period when new information becomes available to management. Management believes the most significant estimates affecting the condensed consolidated financial statements include provision for bad debts, provision for inventory write-off, and accounting for income taxes. Actual results could differ from those estimates.

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

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. All per share and per share information are adjusted retroactively to the earliest periods presented to reflect the effect of the Company’s recent recapitalization between the Company and Technorient Limited (See the Form 10-K of the Company filed to the SEC on April 2, 2007 for details of the Company’s recent recapitalization).

Reclassifications

Certain financial statement line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net sales, operating results, or net financial position.

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

Our Company relies on supplies from numerous vendors. For the three months ended March 31, 2007 and 2006, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of risk does not pose any effect to the concentration of risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

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

NOTE 4. LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	2007	2006
	$	$
Numerator:
Net loss available to common shareholders	(259,999)	(345,562)

Denominator:
Weighted average common stock outstanding	29,880,324	-
Effect of dilutive preferred stock	-	N/A
Weighted average common stock and dilutive potential common stock	29,880,324	N/A

Basic net loss per share	(0.0087)	N/A

Diluted net loss per share	(0.0087)	N/A

The weighted average common stock outstanding for the three months ended March 31, 2006, was adjusted to reflect the Company’s recent recapitalization between the Company and Technorient Limited. The computation of the net loss per share for the three months ended March 31, 2006, is computed by dividing the net loss attributable to the common stockholders’ by the number of shares issued in the reverse takeover transaction.

As no mandatory dividend is attached to the Series A convertible preferred stock (“Series A Preferred Stock”), no adjustment was made to the basic loss per share to take into consideration the Series A Preferred Stock.

The computation of diluted loss per share for the three months ended March 31, 2007 did not assume the exercise of the potential dilution of 573,973 shares of Series A Preferred Stock as the exercise of such preferred stock is antidilutive.

NOTE 5. INVENTORY, NET

Inventory by major categories are summarized as follows:

	March 31,	December 31,
	2007	2006
	$	$
New vehicles	4,276,469	2,310,112
Used vehicles	3,695,156	3,183,658
Parts, accessories and other	1,474,334	1,322,093
	9,445,959	6,815,863

Vehicles included in inventory of approximately $2,440,000 and $1,710,000 were pledged to secure the stocking loan outstanding as of March 31, 2007 and December 31, 2006, respectively (See Note 8).

NOTE 6. PREPAYMENTS

Prepayments at are summarized as follows:

	March 31,	December 31,
	2007	2006
	$	$
Share-based payment receivable - related party	1,468,930	1,468,930
Prepaid expenses	14,053	37,328
	1,482,983	1,506,258

NOTE 7. INVESTMENT IN AN ASSOCIATE

In 2004, a subsidiary of the Company entered into a strategic alliance with Ferrari S.p.A. (“Ferrari”) and Poly Technologies, Inc. (“Poly Technologies”), a subsidiary of Poly Group, to set up an Equity Joint Venture (“EJV”) company, Ferrari Maserati Cars International Trading (Shanghai) Co., Limited, in Mainland China. The EJV is the sole importer of “Ferrari” and “Maserati” cars in China, responsible for the import, marketing, dealer sales, spare parts and accessories supply, and after-sale technical supports for these unique global brands. The Company, Ferrari and Poly Technologies own 30%, 40% and 30% respectively in the EJV. The registered capital of the EJV was $3 million and was contributed by the partners to the EJV in proportion to their respective equity interest. In August 2004, the EJV was formally set up, with the business license issued by the relevant PRC authority.

On December 30, 2005, a subsidiary of the Company and Ferrari entered into the Equity Interest Transfer Agreement relating to the transfer of 29% equity interest in the EJV (“Equity Interest Transfer”), for a consideration of $870,000. As of March 31, 2007, the disposal has yet to be approved by the relevant authorities in the PRC and the disposal has not become effective. Due to the undeterminable timeline in finalizing the Equity Interest Transfer, the investment in EJV continues to be accounted for as “Investment In An Associate” under the equity method of accounting.

NOTE 8. BORROWINGS

The Company’s borrowings at are summarized as follows:

	March 31,	December 31,
	2007	2006
	$	$
Bank borrowings	4,498,875	3,985,579
Stocking loans	1,924,859	1,329,918
Obligations due under finance lease	235,749	278,510
	6,659,483	5,594,007
Borrowings due after one year - obligations under finance lease	69,338	111,404
Short-term borrowings	6,590,145	5,482,603

Vehicles included in inventory of approximately $2,440,000 and $1,710,000 were pledged to secure the stocking loan outstanding as of March 31, 2007 and December 31, 2006, respectively. The current portion together with the non-current portion of finance lease was secured by motor vehicle included in property and equipment with a carrying value of approximately $310,000 (December 31, 2006: $330,000).

The bank borrowings, which are mainly used to finance the purchase of vehicles, are secured by pledge of certain affiliates’ properties and are interest-bearing with settlement date within twelve months from the corresponding balance sheet dates. The interest rates are generally based on the bank’s best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings is 8.50% per annum (December 31, 2006: 8.50% to 9.25% per annum).

The Company has financed a motor vehicle in the amount of approximately $330,000 (December 31, 2006: $330,000) under a non-cancellable finance lease.

NOTE 9. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	March 31,	December 31,
	2007	2006
	$	$
Accruals	524,325	443,434
Other payables	2,269,484	6,887,586
	2,793,809	7,331,020

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 10. CAPITAL STOCK

General

The Company’s total authorized capital at March 31, 2007, is 500,000,000 shares of which 400,000,000 shares are common stock, par value $0.001 and 100,000,000 shares are preferred stock, par value $0.001. At March 31, 2007, 115,463,499 shares of common stock and 573,973 shares of preferred stock, respectively, were issued and outstanding.

Common stock

During the three months ended March 31, 2007, the Company’s Series A Preferred Stock’s holders, Happy Emerald Limited, Mr. Herbert Adamczyk and Corich Enterprises Inc. made applications to the Company to convert 65,454 shares, 167,273 shares and 727,273 shares of Series A Preferred Stock, respectively, into the 6,053,153 shares, 15,423,323 shares and 67,057,843 shares, respectively, of the Company’s restricted common stock at a conversion ratio of 1 Series A Preferred Stock to 92.2045 shares of common stock. On March 29, 2007, the 88,534,319 shares of restricted common stock in connection to such Series A Preferred Stock conversion were issued.

Preferred stock

During the three months ended March 31, 2007, the Company’s Series A Preferred Stock’s holders, Happy Emerald Limited, Mr. Herbert Adamczyk and Corich Enterprises Inc. made applications to the Company to convert 65,454 shares, 167,273 shares and 727,273 shares of Series A Preferred Stock, respectively, into the Company’s restricted common stock. As a result of such Series A Preferred Stock conversion, the Company’s outstanding preferred stock decreased by 960,000 shares from 1,533,973 shares at December 31, 2006 to 573,973 shares at March 31, 2007.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of March 31, 2007 are as follows:

2007	$743,519
2008	136,041
$879,560

Rent expense for the three months ended March 31, 2007 and 2006 was $286,679 and $269,548, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2007 to 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of March 31, 2007, committed compensation to the executives and other key employees totaling approximately $573,000 remain in effect.

NOTE 12. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended March 31:

	Note	2007	2006
		$	$
Sales to:
- Affiliates	(a)	3,835	161,356
- An associate	(a)	-	70,733

Purchases from:
- Affiliates	(a)	5,559	1,355

- An associate	(a)	1,428,160	-

Interest received from:
- Affiliates	(b)	11,047	-

Management fee paid to:
- Affiliates	(c)	-	77,290

Service fee from:
- An associate	(c)	132,972	121,626

Notes:
(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, bears interest at 8.50% per annum and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Quarterly Reports on Form 10-Q or 10-QSB filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us”, and “our” refer to China Premium Lifestyle Enterprise, Inc. and its subsidiaries.

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

The Company was originally formed in the State of Nevada on April 19, 2004 under its predecessor name, Xact Aid, Inc. On April 30, 2004, the Company issued 1,000 shares of our common stock (representing all of its issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (F/K/A QT5, Inc.), a Delaware corporation (“Addison-Davis”), in consideration of Addison-Davis advancing start-up and operating capital. On November 15, 2004, the Company acquired the Xact Aid line of first aid products for minor injuries from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between the Company and Addison-Davis.

From the Company’s inception to May 9, 2005, Addison-Davis was the Company’s sole stockholder and as such the Company was a wholly-owned subsidiary of Addison-Davis and it was included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission. (the “SEC”).

On December 22, 2005, the Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation (“Brooke Carlyle”), a development stage company with a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies.

The Company’s management team then realized that it was no longer in the best interests of the Company and its shareholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction that would attract a viable business operation and liquidate its liabilities. As a result of such decisions, on March 3, 2006, the Company entered into a non-binding letter of intent (“LOI”) with Technorient, Limited, a Hong Kong corporation (“Technorient”) for a proposed acquisition of an interest in Technorient via a share exchange by and among the Company and Technorient and Technorient’s shareholders. On May 4, 2006, in order to satisfy certain provisions in the Share Exchange Agreement described below with Technorient, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Nexgen Biogroup, Inc. (“Nexgen”), for the sale of the 1,000,000 shares (the “Shares”) of the common stock of Brooke Carlyle held by the Company, which at that time represented all or substantially all of the assets of the Company, for $1,000 cash, representing a consideration of $.001 per share of Brooke Carlyle, Brooke Carlyle’s par value per Share (the “Sale”). In accordance with the terms of the Agreement, the Company agreed to: (i) sell, assign and transfer to Nexgen any and all of its rights, title and interests in Brooke Carlyle; and (ii) transfer to Nexgen 1,000,000 shares of Brooke Carlyle common stock. Further, on April 7, 2006, in order to satisfy certain provisions of the Share Exchange Agreement described below, the Company amended its Articles of Incorporation to provide for the authorization of 100,000,000 shares of preferred stock.

On June 9, 2006, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Technorient, Fred De Luca, a director of the Company (“De Luca”), Corich Enterprises Inc., a British Virgin Islands corporation (“Corich”), and Herbert Adamczyk (“Adamczyk”) (collectively the “parties”). Subsequently, on July 15, 2006, the parties entered into an amended share exchange agreement (the “Amended Exchange Agreement”), which agreement replaced in its entirety and superseded the Exchange Agreement. Pursuant to the terms of the Amended Exchange Agreement, the Company agreed to acquire from Corich and Adamczyk (the “Sellers”) 49% of the outstanding capital stock of Technorient in exchange for the Company issuing to the Sellers and Orient Financial Services Ltd. (“OFS”) 972,728 shares of Series A Convertible Preferred Stock (the “Series A Preferred Shares”) (this share exchange transaction is hereinafter referred to as the “Exchange”). The 972,728 Series A Preferred Shares are convertible into approximately 89,689,881 shares, which on an as-converted basis represented 53.5% of the outstanding Common Stock of the Company on a fully diluted basis, taking into account the Exchange.

On September 5, 2006, pursuant to the Amended Exchange Agreement and after all of the conditions precedent to closing were satisfied, Corich and Adamczyk, as shareholders of Technorient, transferred 49% of the outstanding capital stock of Technorient on a fully diluted basis to the Company in exchange for 972,728 shares of the Company’s Series A Preferred Shares. Pursuant to the terms of the Amended Exchange Agreement, there were approximately 167,644,553 shares of common stock issued and outstanding after giving effect to (a) the Exchange, (b) the share cancellations, debt conversions and the issuance of the consulting shares pursuant to the Amended Exchange Agreement, and (c) assuming the full conversion of the Series A Preferred Shares. As a result of this Exchange, the Company became a 49% shareholder of Technorient. Additionally, as a condition to the Exchange, the Company completed the sale of all the capital stock of Brooke Carlyle, which prior to the Exchange constituted all of the Company’s assets for $1,000 cash, to Nexgen.

In connection with the Exchange, the Company issued (i) to Corich and Adamczyk an aggregate of 972,728 shares of the Series A Preferred Shares in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A Preferred Shares to Happy Emerald Limited, a British Virgin Islands company (“Happy Emerald”), for consulting services to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,337 shares of Common Stock in connection with the certain conversions of outstanding debt. As a result, after giving effect to the Exchange, the debt conversions, the issuance of shares to Happy Emerald, the issued and outstanding shares of the Company’s common stock on a fully diluted, as converted basis was 167,644,553 shares.

After the closing of the Exchange, the Company’s main business is its 49% ownership interest in Technorient.

TECHNORIENT OVERVIEW

Technorient is a private limited liability company incorporated in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), German Motors Limited (“German Motors”), Italian Motors (Sales & Service) (“Italian Motors”), and Italian Motors (Sales & Service) Limited (“IML”). Collectively, Auto Italia, Italian Motors, IML and German Motors are hereafter referred to as the “Technorient Group”. Originally founded in 1974 by Adamczyk as German Motors, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business.

IML is a 30% equity holder in Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd., (the “Shanghai JV”) an equity joint venture company created with Ferrari S.p.A. and the Beijing-based Poly Investment Group in 2004 to handle sales, marketing and distribution of Maserati and Ferrari in China. As the structure of Shanghai JV precludes direct ownership by the shareholders of a licensed dealer in China and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of Shanghai JV’s interest so that it could acquire an independent dealer network and, inter alia, maintain its direct customer relationships. As part of this arrangement, Technorient would apply for and receive a number of dealer licenses in key markets in China such as Dalian (already awarded) and would, in conjunction with Ferrari and Maserati, continue to build its dealer network to capitalize on its client base in China and pursue its luxury brand platform.

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of 29% equity interest in Shanghai JV in July 2006. As of the date hereof, the disposal has been approved by the relevant authorities and is waiting for the completion of local formalities. Upon completion of the disposal, however, IML will continue to hold a 1% equity interest in Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China that were allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China. IML owns a 95% equity interest in Dalian Auto Italia.

Auto Italia and Italian Motors operate from six locations in Hong Kong and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati.

EMPLOYEES

As of March 31, 2007, we employed approximately 148 persons on a full-time basis in Hong Kong and China. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

CURRENCY CONVERSION AND EXCHANGE

The value of Renminbi (“RMB”), Hong Kong Dollar and the Macau Pataca against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable.

On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to US dollars but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. If the RMB were to increase in value against the U.S. dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payments. For example, an appreciation of RMB against the U.S. dollar or Hong Kong dollars would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar or the Macau Pataca, if it occurred, would adversely affect the value of your investment.

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited).

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

RESULTS OF OPERATIONS

Results of Operations comparison of three months ended March 31, 2007 to three months ended March 31, 2006

SALES

	Three Months ended		Three Months ended
	March 31, 2007		March 31, 2006
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

New and Used Vehicles	$15,824,000	93%	$8,266,000	89.4%
Parts and Services	$1,187,000	7%	$979,000	10.6%

Total	$17,011,000	100%	$9,245,000	100%

Sales consist of sales of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net sales for three months ended March 31, 2007 increased by approximately $7,766,000 or 84% to approximately $17,011,000, compared with the same period of 2006. The increase was attributable to the new and used vehicles trading segment. The increase was due to an increase of deliveries of the “Ferrari” 8-cylinder sports car, F430 and Spider and the launch of the new “Ferrari” 12-cylinder 2-seater sports car, F599 GTB Fiorano in the last quarter of 2006. The increase in parts and service sales was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to maintain.

COST OF SALES

Cost of sales for three months ended March 31, 2007 increased to $14,492,000 from $7,734,000 for the three months ended March 31, 2006, a $6,758,000 or 87% increase was consistent with the increase in Company’s revenues during this period.

GROSS PROFIT

Gross profit margin for three months ended March 31, 2007 fell by 1.5% to 14.8% from 16.3% for the same period of 2006 while the gross profit increased by approximately $1,008,000 to approximately $2,519,000 for the three months ended March 31, 2007. This increase is mainly attributed to the new and used vehicles trading segment.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three months ended March 31, 2007 was approximately $142,000, compared to approximately $107,000 for the same period of 2006. The increase in selling and marketing expenses was primarily due to the increased exhibition expenses incurred during this period, which increased from approximately $21,000 in first quarter of 2006 to approximately $106,000 in first quarter of 2007. This was mainly due to an event held in Hong Kong in February 2007 for the celebrations of Ferrari’s 60th anniversary.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses include salaries and related staffing expenses, facilities rent, rate and building management fees, legal, professional services and general corporate expenses.

G&A expenses for the three months ended March 31, 2007 was approximately $2,493,000 or 14.7% of net sales compared to approximately $1,926,000 or 21% of net sales for the same period of 2006. The approximately $567,000 increase in G&A expenses was primarily due to the growth of our revenues and business expansion which required an increase in staffing and legal and professional services.

OTHER EXPENSES

Other expenses decreased to approximately $127,000 compared with approximately $184,000 in first quarter of 2006, a decrease of $57,000. The decrease was mainly a result of the decreased share of loss of an associate from approximately $227,000 in first quarter of 2006 to approximately $40,000 for the same period of 2007. Interest expenses increased from approximately $66,000 in first quarter of 2006 to approximately $177,000 for the same period of 2007. The funds from which our increased interest expenses were incurred were used for working capital purposes.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES

Our operations generated cash resources of approximately $1,438,000 for the three months ended March 31, 2007, compared to generating cash resources of approximately $1,886,000 for the three months ended March 31, 2006, primarily as a net result of the following:

•
For the three months ended March 31, 2007, cash flow provided by sales net of operating expenses increased by approximately $284,000 to $2,000. The increase was primarily as a result of the increase in our sales.

•
For the three months ended March 31, 2007, account receivables decreased by approximately $6,847,000, primarily due to the collection of account receivable in regarding to the sales recognized in the fourth quarter of 2006.

•	For the three months ended March 31, 2007, our inventory increased by approximately $2,621,000. The increase was consistent with our business growth especially in the car trading segment.

•
For the three months ended March 31, 2007, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash inflow from operations of approximately $1,436,000.

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES

For the three months ended March 31, 2007 we expended net cash of approximately $34,000 in investing activities, mainly for acquisition of property, plant and equipment to support the growth of our business. For the three months ended March 31, 2006, we utilized approximately $14,000 in investing activities, mainly for acquisition of property, plant and equipment.

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES

During the three months ended March 31, 2007, we repaid approximately $319,000 of our obligations owed on outstanding debt and provided approximately $2,493,000 advances to affiliates. For the three months ended March 31, 2006, we made new net drawdown amounting to approximately $1,044,000 from banks and provided approximately $2,171,000 advances to affiliates. The advances to affiliates were made to entities that are under common control, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portion depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at March 31, 2007 by approximately $3,460,000 a decrease of $120,000 from December 31, 2006. The ratio of our current assets to our current liabilities was 1.15 to 1 at March 31, 2007 and it was 1.14 to 1 at December 31, 2006. At March 31, 2007, our current assets of approximately $26,999,000 included approximately $9,446,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $23,539,000 included customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $10,827,000.

SEASONALITY

Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the fourth quarter of each year due in part to manufacturers’ production and delivery patterns.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Information regarding the effects of the fluctuation in foreign exchange rates on our Company is included in Item 3 below.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At March 31, 2007, we had approximately $2,169,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the three months ended March 31, 2007 was not material to us.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:   OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-K that have not already been disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On April 19, 2007, Mr. Sammy Chi Chung Suen resigned as Director of Technorient because he reached retirement age.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1
Certification of Chief Executive Officer pursuant to Rules 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of the Chief Financial Officer pursuant to Rules 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

Date: May 14, 2007	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: May 14, 2007	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer