Form 10-Q
period 2007-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2007-08-13
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

The number of shares of Common Stock outstanding as of July 31, 2007 was 122,672,214.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2007

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	4

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	446,615	3,475,635
Restricted cash	383,808	385,629
Trade receivables, net of provision	5,562,603	11,246,621
Inventory, net	11,628,663	6,815,863
Prepayments	1,483,453	1,506,258
Other current assets	2,029,279	1,503,626
Amounts due from affiliates	9,260,633	4,503,367
Amount due from an associate	1,070,096	457,267
Total current assets	31,865,150	29,894,266
Property and equipment, net	2,109,353	2,377,656
Investment in an associate	1,339,039	1,355,530
Deferred income taxes	537,332	539,880
TOTAL ASSETS	35,850,874	34,167,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	7,507,587	5,315,497
Obligations due under finance lease - current portion	166,317	167,106
Bills payable	1,390,705	4,412,575
Trade payables	1,725,927	480,859
Deposits received	14,044,054	8,607,049
Other current liabilities	2,558,027	7,331,020
Amounts due to affiliates	11,637	-
Total current liabilities	27,404,254	26,314,106
Long-term liabilities:
Obligations due under finance lease - non-current portion	27,720	111,404
TOTAL LIABILITIES	27,431,974	26,425,510

Commitments and Contingencies

Minority interests	3,774,635	3,318,358

Shareholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001 Issued and outstanding: 495,791 shares as at June 30, 2007 (1,533,973 as at December 31, 2006)	496	1,534
Common stock
Authorized: 400,000,000 common stock, par value $0.001 Issued and outstanding: 122,672,214 shares as at June 30, 2007 (26,929,180 as at December 31, 2006)	122,704	26,961
Additional paid-in-capital	5,581,457	5,676,162
Accumulated other comprehensive income	143,709	51,507
Accumulated deficits	(1,204,101)	(1,332,700)
TOTAL SHAREHOLDERS’ EQUITY	4,644,265	4,423,464
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	35,850,874	34,167,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	$	$	$	$
Sales:
New and used vehicles	23,646,806	14,266,960	39,470,781	22,532,503
Parts and services	1,469,599	1,388,149	2,656,267	2,367,626
Net sales	25,116,405	15,655,109	42,127,048	24,900,129

Cost of sales:
New and used vehicles	(20,995,511)	(11,982,884)	(35,145,314)	(19,407,466)
Parts and services	(426,763)	(477,431)	(768,862)	(786,578)
Total cost of sales	(21,422,274)	(12,460,315)	(35,914,176)	(20,194,044)

Gross profit:
New and used vehicles	2,651,295	2,284,076	4,325,467	3,125,037
Parts and services	1,042,836	910,718	1,887,405	1,581,048
Total gross profit	3,694,131	3,194,794	6,212,872	4,706,085

Selling and marketing	(249,157)	(111,174)	(391,205)	(218,280)
General and administrative expenses	(2,728,503)	(2,029,981)	(5,221,564)	(3,955,736)

Operating earnings	716,471	1,053,639	600,103	532,069

Other income (expenses)
Interest expenses	(244,693)	(113,626)	(421,980)	(179,234)
Share of result of an associate	(38,168)	267,340	(78,060)	40,618
Other income	394,489	10,448	484,832	118,412
Total other income (expenses)	111,628	164,162	(15,208)	(20,204)

Earnings before minority interests and income taxes	828,099	1,217,801	584,895	511,865

Provision for income taxes	-	-	-	-

Earnings before minority interests	828,099	1,217,801	584,895	511,865

Minority interests	(439,501)	(620,339)	(456,296)	(259,965)

Net earnings	388,598	597,462	128,599	251,900

Earnings per share
Basic	0.0033	N/A	0.0017	N/A

Diluted	0.0024	0.0042	0.0011	0.0018

Weighted average number of common stock outstanding
Basic	117,285,482	N/A	73,824,354	N/A

Diluted	162,981,661	141,439,213	119,520,533	141,439,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2007	2006
	$	$
Cash flows from operating activities:
Net earnings	128,599	251,900
Adjustments to reconcile net earnings to net cash provided by operating activities
Minority interests	456,296	259,965
Depreciation and amortization	348,183	241,492
Provision for bad debts and bad debts written off	21,607	38,606
Provision for inventory written back	(8,967)	-
Equity earnings of an associate	78,060	(40,618)
Other non-cash items	28,959	41,866
Changes in operating assets and liabilities:
Trade receivables	5,662,411	3,394,098
Other current assets and prepayments	(502,848)	733,338
Inventory	(4,803,833)	(3,395,883)
Trade payables	1,245,068	223,347
Other current liabilities and deposits received	664,012	(991,893)
Net cash provided by operating activities	3,317,547	756,218

Cash flows from investing activities:
Purchases of property and equipment	(73,856)	(38,773)
Net cash used in investing activities	(73,856)	(38,773)

Cash flows from financing activities:
Advances to affiliates	(4,745,629)	(2,382,685)
Advance to an associate	(612,829)	(458,923)
(Decrease) increase in borrowings and bills payable	(914,253)	2,343,407
Net cash used in financing activities	(6,272,711)	(498,201)

(Decrease) increase in cash and cash equivalents	(3,029,020)	219,244

Cash and cash equivalents at beginning of the period	3,475,635	452,754

Cash and cash equivalents at end of the period	446,615	671,998

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	421,980	179,234

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

Share-based compensation

The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” as amended and interpreted, which was effective as of the beginning of the annual reporting period that began after June 15, 2005. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted after July 1, 2005 based on their fair value.

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. All per share information is adjusted retroactively to the earliest periods presented to reflect the effect of the recent recapitalization between the Company and Technorient Limited (See the Form 10-K of the Company filed to the SEC on April 2, 2007 for details of the Company’s recent recapitalization).

Reclassifications

Certain financial statement line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net sales, operating results, or net financial position.

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

Our Company relies on supplies from numerous vendors. For the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of risk does not pose any effect to the concentration of risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

Our business is currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong and is currently expanding its operations to the People’s Republic of China (“PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and the PRC.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”), which was effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company considers the adoption of this standard to have no significant impact on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company considers the adoption of FIN 48 to have no significant impact on its consolidated financial position, cash flows and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company began to apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006. The impact of the application of this guidance has not had a material effect on the Company’s consolidated financial position, cash flows and results of operations.

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

NOTE 4. EARNINGS PER SHARE

The computation of basic and diluted earnings per share are as follows for the three months and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	$	$	$	$
Numerator:
Net earnings available to common shareholders	388,598	597,462	128,599	251,900

Denominator:
Weighted average common stock outstanding	117,285,482	N/A	73,824,354	N/A
Effect of dilutive preferred stock	45,696,179	141,439,213	45,696,179	141,439,213
Weighted average common stock and dilutive potential common stock	162,981,661	141,439,213	119,520,533	141,439,213

Basic net earnings per share	0.0033	N/A	0.0017	N/A

Diluted net earnings per share	0.0024	0.0042	0.0011	0.0018

The weighted average common stock outstanding for the three months and six months ended June 30, 2006, were adjusted to reflect the recent recapitalization between the Company and Technorient Limited. The computation of the net earnings per share for the three months and six months ended June 30, 2006, are computed by dividing the net earnings attributable to the common shareholders’ by the number of shares issued in the reverse takeover transaction.

As no mandatory dividend is attached to the Series A convertible preferred stock (“Series A Preferred Stock”), no adjustments were made to the basic earnings per share to take into consideration the Series A Preferred Stock.

NOTE 5. INVENTORY, NET

Inventory by major categories are summarized as follows:

	June 30,	December 31,
	2007	2006
	$	$
New vehicles	6,487,839	2,310,112
Used vehicles	3,442,041	3,183,658
Parts, accessories and other	1,698,783	1,322,093
	11,628,663	6,815,863

Vehicles included in inventory valued at approximately $2,190,000 and $1,710,000 were pledged to secure the stocking loan outstanding as of June 30, 2007 and December 31, 2006, respectively (See Note 8).

NOTE 6. PREPAYMENTS

Prepayments are summarized as follows:

	June 30,	December 31,
	2007	2006
	$	$
Share-based payment receivable - related party	1,468,930	1,468,930
Prepaid expenses	14,523	37,328
	1,483,453	1,506,258

NOTE 7. INVESTMENT IN AN ASSOCIATE

In 2004, a subsidiary of the Company entered into a strategic alliance with Ferrari S.p.A. (“Ferrari”) and Poly Technologies, Inc. (“Poly Technologies”), a subsidiary of Poly Group, to set up an Equity Joint Venture (“EJV”) company, Ferrari Maserati Cars International Trading (Shanghai) Co., Limited, in Mainland China. The EJV is the sole importer of “Ferrari” and “Maserati” cars in China, responsible for the import, marketing, dealer sales, spare parts and accessories supply, and after-sale technical supports for these unique global brands. The Company, Ferrari and Poly Technologies own 30%, 40% and 30%, respectively in the EJV. The registered capital of the EJV was $3 million and was contributed by the partners to the EJV in proportion to their respective equity interest. In August 2004, the EJV was formally set up, with the business license issued by the relevant PRC authority.

On December 30, 2005, a subsidiary of the Company and Ferrari entered into the Equity Interest Transfer Agreement relating to the transfer of 29% equity interest in the EJV (“Equity Interest Transfer”), for consideration of $870,000. As of June 30, 2007, the disposal has been approved by the relevant authorities in the PRC and is waiting for the completion of local formalities. Due to the undeterminable timeline in finalizing the Equity Interest Transfer, the investment in EJV continues to be accounted for as “Investment In An Associate” under equity method of accounting.

NOTE 8. BORROWINGS

The Company's borrowings at are summarized as follows:

	June 30,	December 31,
	2007	2006
	$	$
Bank borrowings	5,731,693	3,985,579
Stocking loans	1,775,894	1,329,918
Obligations due under finance lease	194,037	278,510
	7,701,624	5,594,007
Borrowings due after one year - obligations under finance lease	27,720	111,404
Short-term borrowings	7,673,904	5,482,603

Vehicles included in inventory of approximately $2,190,000 and $1,710,000 were pledged to secure the stocking loan outstanding as of June 30, 2007 and December 31, 2006, respectively. The current portion together with the non-current portion of finance lease was secured by motor vehicle included in property and equipment with a carrying value of approximately $285,000 on June 30, 2007 and approximately $330,000 on December 31, 2006.

The bank borrowings, which are mainly used to finance the purchase of vehicles, are secured by cross guarantee with affiliates and by pledge of certain affiliates’ properties. The borrowings are interest-bearing with settlement date within twelve months from the corresponding balance sheet dates. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings as of June 30, 2007 was 8.50% to 10.50% per annum and as of December 31, 2006 the effective interest rates ranged from 8.50% to 9.25% per annum.

The Company has financed a motor vehicle with a carrying value of approximately $285,000. On December 31, 2006, the carrying value was $330,000.

NOTE 9. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	June 30,	December 31,
	2007	2006
	$	$
Accruals	235,940	443,434
Other payables	2,322,087	6,887,586
	2,558,027	7,331,020

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 10. CAPITAL STOCK

General

The Company’s total authorized capital at June 30, 2007, is 500,000,000 shares of which 400,000,000 shares are common stock of par value $0.001 and 100,000,000 shares are preferred stock of par value $0.001. At June 30, 2007, 122,672,214 shares of common stock and 495,791 shares of preferred stock, respectively, were issued and outstanding.

Common stock

During the six months ended June 30, 2007, the Company’s Series A Preferred Stock’s holders, Happy Emerald Limited, Mr. Herbert Adamczyk, Corich Enterprises Inc. and Orient Financial Services Limited made applications to the Company to convert 65,454 shares, 167,273 shares, 727,273 shares and 78,182 shares of Series A Preferred Stock, respectively, into the 6,053,153 shares, 15,423,323 shares, 67,057,843 shares and 7,208,715 shares, respectively, of the Company’s restricted common stock at a conversion ratio of 1 Series A Preferred Stock to 92.2045 shares of common stock. On March 29, 2007 and June 8, 2007, 88,534,319 shares and 7,208,715 shares of restricted common stock were issued upon the conversion of the aforesaid Series A Preferred Stock.

Preferred stock

During the six months ended June 30, 2007, the Company’s Series A Preferred Stock’s holders, Happy Emerald Limited, Mr. Herbert Adamczyk, Corich Enterprises Inc. and Orient Financial Services Limited made applications to the Company to convert 65,454 shares, 167,273 shares, 727,273 shares and 78,182 shares of Series A Preferred Stock, respectively, into the Company’s restricted common stock. As a result of such Series A Preferred Stock conversion, the Company’s outstanding preferred stock decreased by 1,038,182 shares from 1,533,973 shares at December 31, 2006 to 495,791 shares at June 30, 2007.

NOTE 11. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	$	$	$	$
Comprehensive income:
Net earnings	388,598	597,462	128,599	251,900
Translation adjustments	94,849	30,870	92,202	18,332
Total comprehensive income, net of taxes	483,447	628,332	220,801	270,232

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation, Claims and Assessments

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations. However, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of June 30, 2007 are as follows:

2007	$449,691
2008	78,173
$527,864

Rent expenses for the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006 were $311,984, $268,286, $598,663 and $566,296, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2007 to 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of June 30, 2007, committed compensation to the executives and other key employees totaling approximately $475,000 remain in effect.

NOTE 13. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006:

		Three months ended June 30,		Six months ended June 30,
	Note	2007	2006	2007	2006
		$	$	$	$
Sales to:
- Affiliates	(a)	5,075	1,582	8,910	162,938
- An associate	(a)	-	-	-	70,733
- A related company	(b)	394,847	-	394,847	-

Purchases from:
- Affiliates	(a)	-	5,918	5,559	7,273
- An associate	(a)	798,272	311,303	2,226,432	311,303
- A director of Technorient	(a)	172,926	-	172,926	-

Interest received from:
- Affiliates	(c)	264,347	4,711	275,394	4,711

Management fee received from:
- Affiliates	(d)	76,856	-	76,856	-

Management fee paid to:
- Affiliates	(d)	-	76,923	-	154,213

Service fee from:
- An associate	(d)	127,352	146,889	260,324	268,515

Notes:	(a) The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)
The transaction with a related company, which was under common management by a common director of Technorient, was carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(c)	Advances to affiliates are unsecured, bear interest at 8.50% per annum and are repayable on demand.

(d)	The transactions were carried out at terms agreed between both parties.

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

The Company’s management team then determined that it was no longer in the best interests of the Company and its shareholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction that would attract a viable business operation and liquidate its liabilities. As a result of such decisions, on March 3, 2006, the Company entered into a non-binding letter of intent (“LOI”) with Technorient, Limited, a Hong Kong corporation (“Technorient”) for a proposed acquisition of an interest in Technorient via a share exchange by and among the Company and Technorient and Technorient’s shareholders. On May 4, 2006, in order to satisfy certain provisions in the Share Exchange Agreement described below with Technorient, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Nexgen Biogroup, Inc. (“Nexgen”), for the sale of the 1,000,000 shares (the “Shares”) of the common stock of Brooke Carlyle held by the Company, which at that time represented all or substantially all of the assets of the Company, for $1,000 cash, representing a consideration of $.001 per share of Brooke Carlyle, Brooke Carlyle’s par value per share (the “Sale”). In accordance with the terms of the Agreement, the Company agreed to: (i) sell, assign and transfer to Nexgen any and all of its rights, title and interests in Brooke Carlyle; and (ii) transfer to Nexgen 1,000,000 shares of Brooke Carlyle common stock. Further, on April 7, 2006, in order to satisfy certain provisions of the Share Exchange Agreement described below, the Company amended its Articles of Incorporation to provide for the authorization of 100,000,000 shares of preferred stock.

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

On April 3, 2007, the Company established a wholly owned subsidiary named CPMM (Asia) Limited (f/k/a Leader Mount Limited), a limited liability company organized under Hong Kong Law (“CPMM Asia”). CPMM Asia is principally engaged in the distribution of luxury brand apparel.

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

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of 29% equity interest in Shanghai JV in July 2006. As of the date hereof, the disposal has been approved by the relevant authorities and is waiting for the completion of local formalities. Upon completion of the disposal, however, IML will continue to hold a 1% equity interest in Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China that were allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China. IML currently owns a 95% equity interest in Dalian Auto Italia. On August 3, 2007, IML entered into an agreement to acquire the remaining 5% of equity interest in Dalian Auto Italia. Consummation of the acquisition is conditioned on the approval by the local Chinese government.

Auto Italia and Italian Motors operate from six locations in Hong Kong and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati.

EMPLOYEES

As of June 30, 2007, we employed approximately 151 persons on a full-time basis in Hong Kong and China. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

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

On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to US dollars but instead is allowed to trade in a tight band against a basket of foreign currencies. If the RMB were to increase in value against the U.S. dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payments. For example, an appreciation of RMB against the U.S. dollar or Hong Kong dollars would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar or the Macau Pataca, if it occurred, would adversely affect the value of your investment.

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) included as Item 1 of Part I herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”), which was effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company considers the adoption of this standard to have no significant impact on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company considers the adoption of FIN 48 to have no significant impact on its consolidated financial position, cash flows and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company began to apply the provisions of SAB 108 to its annual financial statements for the year ending December 31, 2006. The impact of the application of this guidance has not had a material effect on the Company’s consolidated financial position, cash flows and results of operations.

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

RECENT DEVELOPMENTS

On July 10, 2007, we entered into a Non-binding Letter of Intent with Keyforce (BVI) Limited (“Keyforce (BVI)”), a subsidiary of Wo Kee Hong Group of Hong Kong, to begin negotiations to acquire from Keyforce (BVI) its luxury yacht distribution business. Keyforce (BVI) is the sole shareholder of Keyforce Holdings Limited (“Keyforce Holdings”) and Noble Brand Investments Limited (“Noble Brand”). Keyforce Holdings is engaged in the distribution of luxurious Italian “Ferretti” motor yachts in south China while Noble Brand distributes Taiwanese produced “Horizon” motor yachts in China, Hong Kong and Macau. If consummated, the acquisition would enable us to add the distribution of these vessels in the regions to our portfolio of luxury brands.

RESULTS OF OPERATIONS

Results of operations comparison of six months ended June 30, 2007 to six months ended June 30, 2006

SALES

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

New and Used Vehicles	$39,471,000	93.7%	$22,533,000	90.5%
Parts and Services	$2,656,000	6.3%	$2,367,000	9.5%

Total	$42,127,000	100%	$24,900,000	100%

Total sales consists of sales of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for six months ended June 30, 2007 increased by approximately $17,227,000 or 69% compared to approximately $42,127,000, compared with the same period of 2006. The increase was attributable to the increased sales from our new and used vehicles trading segment. The increase was due to an increase of deliveries of the “Ferrari” 8-cylinder sports car, F430 and Spider and the launch of the new “Ferrari” 12-cylinder 2-seater sports car, F599 GTB Fiorano in the last quarter of 2006. The slight increase in parts and service sales was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to maintain.

COST OF SALES

Cost of sales for the six months ended June 30, 2007 increased to $35,914,000 from $20,194,000 for the six months ended June 30, 2006, a $15,720,000 or 78% increase was in line with the increase in Company’s revenues during this period.

GROSS PROFIT

Gross profit margin for six months ended June 30, 2007 fell by 4.1% to 14.8% from 18.9% for the same period of 2006 while the gross profit increased by approximately $1,507,000 to approximately $6,213,000 for the six months ended June 30, 2007. This increase is mainly attributed to the new and used vehicles trading segment. The decrease in gross profit margin was mainly due to increase in used car sales which had lower gross profit margins.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the six months ended June 30, 2007 were approximately $391,000, compared to approximately $218,000 for the same period of 2006. The increase in selling and marketing expenses was primarily due to the increased exhibition expenses incurred during this period, which increased from approximately $39,000 in the first six months of 2006 to approximately $297,000 in the first six months of 2007. This was mainly due to expenditures relating to an event held in Hong Kong during February 2007 for the celebration of Ferrari’s 60th anniversary along with several other promotion events held in the second quarter of 2007, including the new Maserati car test drive day.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses include salaries and related staffing expenses, facilities rent, rate and building management fees, legal, professional services and general corporate expenses.

G&A expenses for the six months ended June 30, 2007 were approximately $5,222,000 or 12.4% of net sales compared to approximately $3,956,000 or 15.9% of net sales for the same period of 2006. The approximately $1,266,000 increase in G&A expenses was primarily due to the growth of our revenues and business expansion which required an increase in staffing and legal and professional services. The staffing expenses increased from approximately $1,638,000 for the six months ended June 30, 2006 to approximately $2,314,000 for the same period of 2007. The aggregate of audit fees, legal and professional fees and other related fees increased from approximately $95,000 for the six months ended June 30, 2006 to approximately $393,000 for the same period of 2007.

OTHER EXPENSES

Other expenses decreased to approximately $15,000 compared with approximately $20,000 in the first six months of 2006, a decrease of $5,000. The decrease was primarily due to the combined effect of increased interest income charged to affiliate companies and increased interest expenses. The interest income charged to affiliate companies increased from approximately $5,000 for the six months ended June 30, 2006 to approximately $275,000 for the same period of 2007. The interest expenses increased from approximately $179,000 in the first six months of 2006 to approximately $422,000 for the same period of 2007. The funds from which our increased interest expenses were incurred were used for working capital purposes.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

Results of operations comparison of three months ended June 30, 2007 to three months ended June 30, 2006

SALES

	Three months ended		Three months ended
	June 30, 2007		June 30, 2006
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

New and Used Vehicles	$23,646,000	94.1%	$14,267,000	91.1%
Parts and Services	$1,470,000	5.9%	$1,388,000	8.9%

Total	$25,116,000	100%	$15,655,000	100%

Total sales consists of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for three months ended June 30, 2007 increased by approximately $9,461,000 or 60% compared to approximately $25,116,000, compared with the same period of 2006. The increase was attributable to the increased sales from our new and used vehicles trading segment. The increase was due to deliveries of the “Ferrari” 12-cylinder 2-seater sports car, F599 GTB Fiorano which was launched in the last quarter of 2006 and sales of certain high value limited edition used cars included “Ferrari” F40, Superamerica and “Maserati” MC12.

COST OF SALES

Cost of sales for the three months ended June 30, 2007 increased to $21,422,000 from $12,460,000 for the three months ended June 30, 2006, a $8,962,000 or 72% increase was in line with the increase in Company’s revenues during this period.

GROSS PROFIT

Gross profit margin for three months ended June 30, 2007 fell by 5.7% to 14.7% from 20.4% for the same period of 2006 while the gross profit increased by approximately $499,000 to approximately $3,694,000 for the three months ended June 30, 2007. This increase is mainly attributed to the new and used vehicles trading segment. Gross profit margin decrease in the second quarter of 2007 was mainly due to increase in used car sales which had lower gross profit margins, in addition to sale of six limited edition Ferrari 430 Challenge which were recognized in the second quarter of 2006.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three months ended June 30, 2007 were approximately $249,000, compared to approximately $111,000 for the same period of 2006. The increase in selling and marketing expenses was primarily due to the increased exhibition expenses incurred during this period.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses include salaries and related staffing expenses, facilities rent, rate and building management fees, legal, professional services and general corporate expenses.

G&A expenses for the three months ended June 30, 2007 were approximately $2,729,000 or 10.9% of net sales compared to approximately $2,030,000 or 13% of net sales for the same period of 2006. The approximately $699,000 increase in G&A expenses was primarily due to the growth of our revenues and business expansion which required an increase in staffing and legal and professional services. The staffing expenses increased from approximately $903,000 for the three months ended June 30, 2006 to approximately $1,294,000 for the same period of 2007. The aggregate of audit fees, legal and professional fees and other related fees increased from approximately $38,000 for the three months ended June 30, 2006 to approximately $243,000 for the same period of 2007.

OTHER INCOME

Other income decreased to approximately $112,000 compared with approximately $164,000 in the second quarter of 2006, a decrease of $52,000. The decrease was primarily due to the combined effect of increased share of loss from the result of an associate and increased interest income charged to affiliate companies. The share of result of an associate changed from a share of profit of approximately $267,000 in the second quarter of 2006 to a share of loss of approximately $38,000 for the same period of 2007. The interest income charge to affiliate companies increased from approximately $5,000 for the three months ended June 30, 2006 to approximately $264,000 for the same period of 2007.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $3,318,000 for the six months ended June 30, 2007, compared to generating cash resources of approximately $756,000 for the six months ended June 30, 2006, primarily as a net result of the following:

•
For the six months ended June 30, 2007, cash flow provided by sales net of operating expenses increased by approximately $260,000 to $1,053,000. The increase was primarily as a result of the increase in sales.

•
For the six months ended June 30, 2007, account receivables decreased by approximately $5,662,000, primarily due to the collection of account receivable in regarding to the remarkable sales recognized in the fourth quarter of 2006 and first quarter of 2007.

•	For the six months ended June 30, 2007, our inventory increased by approximately $4,804,000. The increase was consistent with our business growth especially in the car trading segment.

•
For the six months ended June 30, 2007, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash inflow from operations of approximately $2,265,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2007 we expended net cash of approximately $74,000 in investing activities, mainly for the acquisition of property, plant and equipment to support the growth of our business. For the six months ended June 30, 2006, we utilized approximately $39,000 in investing activities, mainly for acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

During the six months ended June 30, 2007, we repaid approximately $914,000 of our obligations owed on outstanding debt. For the six months ended June 30, 2006, we made new net drawdown amounting to approximately $2,343,000 from banks.

For the six months ended June 30, 2007, we provided approximately $4,746,000 and $613,000 advances to affiliates and associate, respectively. For the six months ended June 30, 2006, we provided approximately $2,383,000 and $459,000 advances to affiliates and associate, respectively. The advances to affiliates were made to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portion depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at June 30, 2007 by approximately $4,461,000 an increase of $881,000 from December 31, 2006. The ratio of our current assets to our current liabilities was 1.16 to 1 at June 30, 2007 and it was 1.14 to 1 at December 31, 2006. At June 30, 2007, our current assets of approximately $31,865,000 included approximately $11,629,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $27,404,000 included customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $14,044,000.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At June 30, 2007, we had approximately $447,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the six months ended June 30, 2007 was not material to us.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

Date: August 13, 2007	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee Chief Executive Officer

Date: August 13, 2007	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong Chief Financial Officer