Form 10-Q
period 2007-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2007-11-13
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares of Common Stock outstanding as of November 7, 2007 was 122,672,214.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	4

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

 CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3,997,188	3,475,635
Restricted cash	514,940	385,629
Trade receivables, net of provision	3,371,778	11,246,621
Inventory, net	11,844,059	6,815,863
Prepayments	1,650,711	1,506,258
Other current assets	1,555,929	1,503,626
Amounts due from affiliates	10,253,622	4,503,367
Amount due from an associate	851,356	457,267
Total current assets	34,039,583	29,894,266
Property and equipment, net	2,001,286	2,377,656
Goodwill	39,640	-
Investment in an associate	1,285,257	1,355,530
Deferred income taxes	540,687	539,880
TOTAL ASSETS	37,906,453	34,167,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	3,546,041	5,315,497
Obligations due under finance lease - current portion	153,409	167,106
Bills payable	3,739,887	4,412,575
Trade payables	1,498,850	480,859
Deposits received	17,619,963	8,607,049
Other current liabilities	2,005,725	7,331,020
Amounts due to affiliates	3,969	-
Total current liabilities	28,567,844	26,314,106
Long-term liabilities:
Obligations due under finance lease - non-current portion	-	111,404
TOTAL LIABILITIES	28,567,844	26,425,510

Commitments and Contingencies

Minority interests	4,313,672	3,318,358

Shareholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 495,791 shares as at September 30, 2007 (1,533,973 as at December 31, 2006)	496	1,534
Common stock
Authorized: 400,000,000 common stock, par value $0.001
Issued and outstanding: 122,672,214 shares as at September 30, 2007 (26,929,180 as at December 31, 2006)	122,704	26,961
Additional paid-in-capital	5,581,457	5,676,162
Accumulated other comprehensive income	213,910	51,507
Accumulated deficits	(893,629)	(1,332,700)
TOTAL SHAREHOLDERS’ EQUITY	5,024,938	4,423,464
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	37,906,454	34,167,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	$	$	$	$
Sales:
New and used vehicles	24,819,562	13,327,113	64,290,343	35,859,615
Parts and services	1,941,571	1,347,905	4,597,838	3,715,532
Net sales	26,761,133	14,675,018	68,888,181	39,575,147

Cost of sales:
New and used vehicles	(21,862,921)	(11,455,667)	(57,008,236)	(30,863,133)
Parts and services	(639,969)	(373,758)	(1,408,830)	(1,160,336)
Total cost of sales	(22,502,890)	(11,829,425)	(58,417,066)	(32,023,469)

Gross profit:
New and used vehicles	2,956,641	1,871,446	7,282,107	4,996,482
Parts and services	1,301,602	974,147	3,189,008	2,555,196
Total gross profit	4,258,243	2,845,593	10,471,115	7,551,678

Selling and marketing	(401,350)	(260,939)	(792,555)	(479,219)
General and administrative expenses	(3,051,887)	(2,160,000)	(8,273,451)	(6,113,520)

Operating earnings	805,006	424,654	1,405,109	958,939

Other income (expenses)
Interest expenses	(158,803)	(112,679)	(580,783)	(291,913)
Share of result of an associate	(71,615)	(33,586)	(149,675)	7,032
Other income	274,928	66,187	759,760	184,599
Total other income (expenses)	44,510	(80,078)	29,302	(100,282)

Earnings before income taxes and minority interests	849,516	344,576	1,434,411	858,657

Provision for income taxes	-	-	-	-

Earnings before minority interests	849,516	344,576	1,434,411	858,657

Minority interests	(539,044)	(175,734)	(995,340)	(437,915)

Net earnings	310,472	168,842	439,071	420,742

Earnings per share
Basic	0.0025	0.0258	0.0049	0.1910

Diluted	0.0018	0.0011	0.0032	0.0029

Weighted average number of common stock outstanding
Basic	122,672,214	6,537,926	90,285,903	2,203,257

Diluted	168,368,393	147,977,139	135,982,082	143,642,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2007	2006
	$	$
Cash flows from operating activities:
Net earnings	439,071	420,742
Adjustments to reconcile net earnings to net cash provided by operating activities
Minority interest	995,340	437,915
Depreciation and amortization	525,599	391,973
Provision for bad debts and bad debts written off	80,646	46,156
Provision for inventory written back	(8,965)	-
Equity earnings of an associate	149,675	(7,032)
Other non-cash items	28,472	39,800
Gain on disposal of property, plant and equipment	(1,601)
Changes in operating assets and liabilities:
Trade receivables	7,794,197	3,116,179
Other current assets and prepayments	(196,756)	529,752
Inventory	(5,019,231)	(3,558,837)
Trade payables	1,017,991	237,153
Other current liabilities and deposits received	3,687,620	217,201
Net cash provided by operating activities	9,492,058	1,871,002

Cash flows from investing activities:
Increase in restricted cash	(129,311)	-
Cash acquired upon acquisition of a subsidiary	-	1,284
Purchases of property and equipment	(149,666)	(783,016)
Proceeds from disposal of property, plant and equipment	16,092	-
Net cash used in investing activities	(262,885)	(781,732)

Cash flows from financing activities:
Advances to affiliates	(5,746,286)	(2,770,608)
Advance from (to) an associate	(394,089)	153,561
(Decrease) increase in borrowings and bills payable	(2,567,245)	1,284,651
Net cash used in financing activities	(8,707,620)	(1,332,396)

(Decrease) increase in cash and cash equivalents	521,553	(243,126)

Cash and cash equivalents at beginning of the period	3,475,635	452,754

Cash and cash equivalents at end of the period	3,997,188	209,628

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	580,783	291,913

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

The condensed consolidated financial statements as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the results that may be expected for 2007 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the 2006 annual report on Form 10-K.

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

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

Our Company relies on supplies from numerous vendors. For the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of risk does not pose any effect to the concentration of risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”), which was effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company considers the adoption of this standard have no significant impact on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company considers the adoption of FIN 48 as having no significant impact on its consolidated financial position, cash flows and results of operations.

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

NOTE 4. EARNINGS PER SHARE

The computation of basic and diluted earnings per share are as follows for the three months and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	$	$	$	$
Numerator:
Net earnings available to common shareholders	310,472	168,842	439,071	420,742

Denominator:
Weighted average common stock outstanding	122,672,214	6,537,926	90,285,903	2,203,257
Effect of dilutive preferred stock	45,696,179	141,439,213	45,696,179	141,439,213
Weighted average common stock and dilutive potential common stock	168,368,393	147,977,139	135,982,082	143,642,470

Basic net earnings per share	0.0025	0.0258	0.0049	0.1910

Diluted net earnings per share	0.0018	0.0011	0.0032	0.0029

The weighted average common stock outstanding for the three months and nine months ended September 30, 2006, were adjusted to reflect the recent recapitalization between the Company and Technorient Limited. The computation of the net earnings per share for the three months and nine months periods ended September 30, 2006, is computed by dividing the net earnings attributable to the common stockholders~~’~~ by the number of shares issued in the reverse takeover transaction.

As no mandatory dividend is attached to the Series A convertible preferred stock (“Series A Preferred Stock”), no adjustments were made to the basic earnings per share to take into consideration the Series A Preferred Stock.

NOTE 5. INVENTORY, NET

Inventory by major categories are summarized as follows:
	September 30,	December 31,
	2007	2006
	$	$
New vehicles	6,558,489	2,310,112
Used vehicles	3,544,786	3,183,658
Parts, accessories and other	1,740,784	1,322,093
	11,844,059	6,815,863

Vehicles included in inventory valued at approximately $1,260,000 and $1,710,000 were pledged to secure the stocking loan outstanding as of September 30, 2007 and December 31, 2006, respectively (See Note 8).

NOTE 6. PREPAYMENTS

Prepayments are summarized as follows:

	September 30,	December 31,
	2007	2006
	$	$
Share-based payment receivable - related party	1,468,930	1,468,930
Prepaid expenses	181,781	37,328
	1,650,711	1,506,258

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

On December 30, 2005, a subsidiary of the Company and Ferrari entered into the Equity Interest Transfer Agreement relating to the transfer of 29% equity interest in the EJV (“Equity Interest Transfer”), for consideration of $870,000. As of September 30, 2007, the disposal has been approved by the relevant authorities in the PRC and is waiting for the completion of local formalities. Due to the undeterminable timeline in finalizing the Equity Interest Transfer, the investment in EJV continues to be accounted for as “Investment In An Associate” under equity method of accounting.

NOTE 8. BORROWINGS

The Company's borrowings at are summarized as follows:

	September 30,	December 31,
	2007	2006
	$	$
Bank borrowings	2,406,528	3,985,579
Stocking loans	1,139,513	1,329,918
Obligations due under finance lease	153,409	278,510
	3,699,450	5,594,007
Borrowings due after one year - obligations under finance lease	-	111,404
Short-term borrowings	3,699,450	5,482,603

Vehicles included in inventory of approximately $1,260,000 and $1,710,000 were pledged to secure the stocking loan outstanding as of September 30, 2007 and December 31, 2006, respectively. The current portion of the finance lease was secured by the motor vehicle included in property and equipment with a carrying value of approximately $264,000 (December 31, 2006: $330,000).

The bank borrowings, which are mainly used to finance the purchase of vehicles, are secured by cross guarantee with affiliates and by pledge of certain affiliates’ properties. The borrowings are interest-bearing with settlement dates within twelve months from the corresponding balance sheet dates. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings as of September 30, 2007 was 8.50% to 10.50% per annum (December 31, 2006: ranged from 8.50% to 9.25% per annum).

NOTE 9. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	September 30,	December 31,
	2007	2006
	$	$
Accruals	457,375	443,434
Other payables	1,548,350	6,887,586
	2,005,725	7,331,020

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 10. CAPITAL STOCK

General

The Company’s total authorized capital at September 30, 2007, is 500,000,000 shares of which 400,000,000 shares are common stock of par value $0.001 and 100,000,000 shares are preferred stock of par value $0.001. At September 30, 2007, 122,672,214 shares of common stock and 495,791 shares of preferred stock, respectively, were issued and outstanding.

Common stock

During the nine months ended September 30, 2007, the Company’s Series A Preferred Stock’s holders, Happy Emerald Limited, Mr. Herbert Adamczyk, Corich Enterprises Inc. and Orient Financial Services Limited made applications to the Company to convert 65,454 shares, 167,273 shares, 727,273 shares and 78,182 shares of Series A Preferred Stock, respectively, into the 6,053,153 shares, 15,423,323 shares, 67,057,843 shares and 7,208,715 shares respectively, of the Company’s restricted common stock at a conversion ratio of 1 Series A Preferred Stock to 92.2045 shares of common stock. During the three months ended September 30, 2007, there was no increase or decrease in the number of issued and outstanding shares of the Company’s common stock. On March 29, 2007 and June 8, 2007, 88,534,319 shares and 7,208,715 shares of restricted common stock in connection to such Series A Preferred Stock conversion were issued.

Preferred stock

During the nine months ended September 30, 2007, the Company’s Series A Preferred Stock’s holders, Happy Emerald Limited, Mr. Herbert Adamczyk, Corich Enterprises Inc. and Orient Financial Services Limited made applications to the Company to convert 65,454 shares, 167,273 shares, 727,273 shares and 78,182 shares of Series A Preferred Stock respectively, into the Company’s restricted common stock. As a result of such Series A Preferred Stock conversion, the Company’s outstanding preferred stock decreased by 1,038,182 shares from 1,533,973 shares at December 31, 2006 to 495,791 shares at September 30, 2007. During the three months ended September 30, 2007, there was no increase or decrease in the number of issued and outstanding shares of the Company's preferred stock.

NOTE 11. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	$	$	$	$
Comprehensive income:
Net earnings	310,472	168,842	439,071	420,742
Translation adjustments	70,201	1,157	162,403	19,489
Total comprehensive income, net of taxes	380,673	169,999	601,474	440,231

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2007 are as follows:

2007	$257,614
2008	480,690
2009	309,436
2010	31,369
2011	31,369
Thereafter	27,448
$1,137,926

Rent expenses for the three months ended September 30, 2007, 2006 and nine months ended September 30, 2007, 2006 were $317,974, $316,970, $916,638 and $847,592, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2007 to 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of September 30, 2007, committed compensation to the executives and other key employees totaling approximately $451,000 remain in effect.

NOTE 13. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended September 30, 2007and 2006 and nine months ended September 30, 2007 and 2006:

	Note	Three months ended September 30,		Nine months ended September 30,
		2007	2006	2007	2006
		$	$	$	$
Sales to:
- Affiliates	(a)	191,174	3,220	200,084	166,158
- An associate	(a)	-	119	-	70,852
- A related company	(b)	-	-	394,847	-

Purchases from:
- Affiliates	(a)	110,422	5,696	115,981	12,969
- An associate	(a)	3,162,986	733,517	5,389,418	1,044,820
- A director of Technorient	(a)	-	-	172,926	-

Interest received from:
- Affiliates	(c)	174,125	15,072	449,519	19,783

Management fee received from:
- Affiliates	(d)	38,404	-	115,260	-

Management fee paid to:
- Affiliates	(d)	-	78,045	-	232,258

Service fee from:
- An associate	(d)	238,593	113,979	498,917	382,494

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

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

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of 29% equity interest in Shanghai JV in July 2006. As of the date of this report, the disposal has been approved by the relevant authorities and completion is waiting for the fulfillment of some formalities. After the disposal, IML will continue to hold a 1% equity interest in Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China that were allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China and IML owned a 95% equity interest in Dalian Auto Italia. On August 3, 2007, IML entered into an agreement to acquire the remaining 5% of equity interest in Dalian Auto Italia. IML currently owns 100% equity interest in Dalian Auto Italia.

Auto Italia and Italian Motors operate from six locations in Hong Kong and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati.

On July 10, 2007, we entered into a Non-binding Letter of Intent with Keyforce (BVI) Limited (“Keyforce (BVI)”), a subsidiary of Wo Kee Hong Group of Hong Kong, to begin negotiations to acquire from Keyforce (BVI) its luxury yacht distribution business. Keyforce (BVI) is the sole shareholder of Keyforce Holdings Limited (“Keyforce Holdings”) and Noble Brand Investments Limited (“Noble Brand”). Keyforce Holdings is engaged in the distribution of luxurious Italian “Ferretti” motor yachts in south China while Noble Brand distributes Taiwanese produced “Horizon” motor yachts in China, Hong Kong and Macau. If consummated, the acquisition would enable us to add the distribution of these vessels in the regions to our portfolio of luxury brands. As of October 31, 2007, no binding agreements had been entered into, but discussions remain ongoing.

EMPLOYEES

As of September 30, 2007, we employed approximately 166 persons on a full-time basis in Hong Kong and China. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

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

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) included as Item 1 of Part I herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements 133 and 140, (“SFAS 155”), which was effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company considers the adoption of this standard have no significant impact on its consolidated financial position, cash flows and results of operations.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company considers the adoption of FIN 48 as having no significant impact on its consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company does not expect there to be any significant impact on its consolidated financial position, cash flows and results of operations.

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

RESULTS OF OPERATIONS

Results of operations comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006

SALES

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

New and Used Vehicles	$64,290,000	93.4%	$35,860,000	90.6%
Parts and Services	$4,598,000	6.6%	$3,715,000	9.4%

Total	$68,888,000	100%	$39,575,000	100%

Total sales consists of sales of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for nine months ended September 30, 2007 increased by approximately $29,313,000 or 74% to approximately $68,888,000, compared with approximately $39,575,000 for the same period of 2006. The increase was attributable to the increased sales from our new and used vehicles trading segment. The increase was due to an increase of deliveries of the “Ferrari” 8-cylinder sports car, F430 and Spider and the launch of the new “Ferrari” 12-cylinder 2-seater sports car, F599 GTB Fiorano in the last quarter of 2006. The increase in parts and service sales was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to maintain.

COST OF SALES

Cost of sales for the nine months ended September 30, 2007 increased to $58,417,000 from $32,023,000 for the nine months ended September 30, 2006, a $26,394,000 or 82% increase was in line with the increase in Company’s increase in revenues during this period.

GROSS PROFIT

Gross profit margin for the nine months ended September 30, 2007 decreased by 3.9% from 19.1% for the same period of 2006 to 15.2% for the current period, while the gross profit increased by approximately $2,919,000 to approximately $10,471,000 for the nine months ended September 30, 2007. This increase is mainly attributed to the new and used vehicles trading segment. The decrease in gross profit margin was mainly due to an increase in used car sales which had lower gross profit margins.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the nine months ended September 30, 2007 were approximately $793,000, compared to approximately $479,000 for the same period of 2006. The increase in selling and marketing expenses was primarily due to the increased exhibition expenses incurred during this period, which increased from approximately $187,000 in the first nine months of 2006 to approximately $606,000 in the first nine months of 2007. This was mainly due to expenditures relating to an event held in Hong Kong during February 2007 for the celebration of Ferrari’s 60th anniversary and an event held in Macau during July 2007 for the launch of Maserati GranTurismo.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses include salaries and related staffing expenses, facilities rent, rate and building management fees, legal, professional services and general corporate expenses.

G&A expenses for the nine months ended September 30, 2007 were approximately $8,273,000 or 12% of net sales compared to approximately $6,114,000 or 15.4% of net sales for the same period of 2006. The approximately $2,159,000 increase in G&A expenses was primarily due to the growth of our revenues and business expansion which required an increase in staffing and legal and professional services. The staffing expenses increased from approximately $2,489,000 for the nine months ended September 30, 2006 to approximately $3,670,000 for the same period of 2007. The aggregate of audit fees, legal and professional fees and other related fees increased from approximately $107,000 for the nine months ended September 30, 2006 to approximately $439,000 for the same period of 2007.

OTHER INCOME / EXPENSES

Other income increased to approximately $29,000 compared with approximately $100,000 other expenses in the first nine months of 2006, an increase of $129,000. The increase was primarily due to the combined effect of increased interest income charged to affiliate companies and increased interest expenses. The interest income charged to affiliate companies increased from approximately $20,000 for the nine months ended September 30, 2006 to approximately $450,000 for the same period of 2007. The interest expenses increased from approximately $292,000 in the first nine months of 2006 to approximately $581,000 for the same period of 2007. The funds from which our increased interest expenses were incurred were used for working capital purposes.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

Results of operations comparison of three months ended September 30, 2007 to three months ended September 30, 2006

SALES

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

New and Used Vehicles	$24,820,000	92.7%	$13,327,000	90.8%
Parts and Services	$1,941,000	7.3%	$1,348,000	9.2%

Total	$26,761,000	100%	$14,675,000	100%

Total sales consists of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for three months ended September 30, 2007 increased by approximately $12,086,000 or 82% to approximately $26,761,000, compared with approximately $14,675,000 for the same period of 2006. The increase was attributable to the increased sales from our new and used vehicles trading segment. The increase was due to deliveries of the “Ferrari” 12-cylinder 2-seater sports car, F599 GTB Fiorano which was launched in the last quarter of 2006 and sales of certain high value limited edition used cars included “Ferrari” F40 and F599 GTB Fiorano.

COST OF SALES

Cost of sales for the three months ended September 30, 2007 increased to $22,503,000 from $11,829,000 for the three months ended September 30, 2006, a $10,674,000 or 90.2% increase was in line with the increase in Company’s increase in revenues during this period.

GROSS PROFIT

Gross profit margin for three months ended September 30, 2007 decreased by 3.5% from 19.4% for the same period of 2006 to 15.9% for the current period, while the gross profit increased by approximately $1,412,000 to approximately $4,258,000 for the three months ended September 30, 2007. This increase is mainly attributed to the new and used vehicles trading segment. Gross profit margin decrease in the third quarter of 2007 was mainly due to an increase in used car sales which had lower gross profit margins.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three months ended September 30, 2007 were approximately $401,000, compared to approximately $261,000 for the same period of 2006. The increase in selling and marketing expenses was mainly due to expenditures relating to an event held in Macau during July 2007 for the launch of Maserati GranTurismo.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses include salaries and related staffing expenses, facilities rent, rate and building management fees, legal, professional services and general corporate expenses.

G&A expenses for the three months ended September 30, 2007 were approximately $3,052,000 or 11.4% of net sales compared to approximately $2,160,000 or 14.7% of net sales for the same period of 2006. The approximately $892,000 increase in G&A expenses was primarily due to the growth of our revenues and business expansion which required an increase in staffing and legal and professional services. The staffing expenses increased from approximately $850,000 for the three months ended September 30, 2006 to approximately $1,356,000 for the same period of 2007. The aggregate of audit fees, legal and professional fees and other related fees increased from approximately $12,000 for the three months ended September 30, 2006 to approximately $46,000 for the same period of 2007.

OTHER INCOME / EXPENSES

Other income increased to approximately $45,000 compared with approximately $80,000 other expenses in the third quarter of 2006, a total increase of $125,000. The increase was primarily due to the combined effect of increased interest income charged to affiliate companies and increased interest expenses. The interest income charged to affiliate companies increased from approximately $15,000 for the three months ended September 30, 2006 to approximately $174,000 for the same period of 2007. The interest expenses increased from approximately $113,000 in the third quarter of 2006 to approximately $159,000 for the same period of 2007. The funds from which our increased interest expenses were incurred were used for working capital purposes.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $9,492,000 for the nine months ended September 30, 2007, compared to generating cash resources of approximately $1,871,000 for the nine months ended September 30, 2006, primarily as a net result of the following:

•
For the nine months ended September 30, 2007, cash flow provided by sales net of operating expenses increased by approximately $878,000 to $2,208,000. The increase was primarily as a result of the increase in sales.

•
For the nine months ended September 30, 2007, account receivables decreased by approximately $7,794,000, primarily due to the collection of account receivable in regarding to the remarkable sales recognized in the last three quarters.

•	For the nine months ended September 30, 2007, our inventory increased by approximately $5,019,000. The increase was consistent with our business growth especially in the car trading segment.

•
For the nine months ended September 30, 2007, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash inflow from operations of approximately $7,284,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2007 we expended net cash of approximately $263,000 in investing activities, mainly for the acquisition of property, plant and equipment and the increase of restricted cash to enhance our trade finance facilities in order to support the growth of our business. For the nine months ended September 30, 2006, we utilized approximately $782,000 in investing activities, mainly for acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine months ended September 30, 2007, we repaid approximately $2,567,000 of our obligations owed on outstanding debt. For the nine months ended September 30, 2006, we made new net drawdown amounting to approximately $1,285,000 from banks.

For the nine months ended September 30, 2007, we provided approximately $5,746,000 and $394,000 advances to affiliates and associate respectively. For the nine months ended September 30, 2006, we provided approximately $2,771,000 advance to affiliates and received approximately $154,000 advance from associate. The advances to affiliates were made to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portion depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at September 30, 2007 by approximately $5,472,000 an increase of $1,892,000 from December 31, 2006. The ratio of our current assets to our current liabilities was 1.19 to 1 at September 30, 2007 compared to 1.14 to 1 at December 31, 2006. At September 30, 2007, our current assets of approximately $34,040,000 included approximately $11,844,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $28,568,000 included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $17,620,000.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At September 30, 2007, we had approximately $3,997,188 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the nine months ended September 30, 2007 was not material to us.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

Date: November 12, 2007	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: November 12, 2007	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer