Form 10-K
period 2007-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2008-03-31
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File No. 333-120807

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	11-3718650
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10/F, Wo Kee Hong Building 585-609 Castle Peak Road Kwai Chung, N.T. Hong Kong
(Address of principal executive offices)

702-448-8136
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.005 par value
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was $5,221,770 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2008, 24,534,491 shares of the registrant’s common stock were issued and outstanding.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2007

A-1

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K for China Premium Lifestyle Enterprise, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2008 fiscal year, which runs from January 1, 2008 to December 31, 2008.

As used in this Form 10-K, unless the context requires otherwise, “we”, or “us” or “OTCBB: CPLY” or the “Company” means China Premium Lifestyle Enterprise, Inc.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

A-2

PART I
ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of distributing and selling premium brand luxury products in the Hong Kong Special Administrative Region, (“Hong Kong”), the Macau Special Administrative Region, (“Macau”), and in the People’s Republic of China, (which for the purpose of this report excludes Hong Kong, Macau and Taiwan, and hereinafter “China”). Currently, the Company’s main business is its ownership interest in Technorient Limited, a private limited liability company incorporated in Hong Kong. Business of subsidiaries of Technorient Limited consists mainly of import, distribution, and after-sale service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. The Company is also planning to import, distribute and sell premium brand apparel and other luxury brand products in Hong Kong, Macau, China and Taiwan.

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

On November 15, 2004, the Company acquired the Xact Aid line of first aid products for minor injuries from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between the Company and Addison-Davis. The assets acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller’s domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, the Company agreed to (i) repay funds advanced by Addison-Davis for the Company’s operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004; (ii) assume a promissory note issued to Xact Aid Investments and (iii) issue to Addison-Davis 2,000,000 shares of the Company’s common stock.

From the Company’s inception to May 9, 2005, the date that the Company was spun-off from Addison-Davis, Addison-Davis was the Company’s sole stockholder and as such the Company was a wholly-owned subsidiary of Addison-Davis and it was included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission (the “SEC”).

On December 22, 2005 the Company entered into a transaction divesting itself of certain assets for which the Company, in management’s opinion, could not attract capital to successfully exploit, in return for the assumption of certain liabilities, a guarantee to pay another significant liability, and all of the common stock of a development stage company. The Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle), a development stage company with a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to: (i) sell, assign and transfer to Brooke Carlyle any and all of its rights title and interests in connection with the License Agreement and the Patent Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including all its related rights, titles and inventory; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. In consideration, Brooke Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488; (ii) guaranteed payment of the Company’s $950,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company One Million (1,000,000) shares of Brooke Carlyle common stock.

The Company’s management team then determined that it was no longer in the best interests of the Company and its stockholder to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction that would attract a viable business operation and liquidate its liabilities. As a result of such decisions, on March 3, 2006, the Company entered into a non-binding letter of intent ("Letter of Intent") with Technorient Limited, a Hong Kong corporation ("Technorient") for a proposed acquisition of an interest in Technorient via a share exchange by and among the Company and Technorient and Technorient’s shareholders. On May 4, 2006, in order to satisfy certain provisions in the Share Exchange Agreement described below with Technorient, the Company entered into a Stock Purchase Agreement (the "Agreement") with Nexgen Biogroup, Inc. ("Nexgen"), for the sale of the 1,000,000 shares (the "Shares") of the common stock of Brooke Carlyle held by the Company, which at that time represented all or substantially all of the assets of the Company, for $1,000 cash, representing a consideration of $.001 per share of Brooke Carlyle, Brooke Carlyle's par value per Share (the "Sale"). In accordance with the terms of the Agreement, the Company agreed to: (i) sell, assign and transfer to Nexgen any and all of its rights, title and interests in Brooke Carlyle; and (ii) transfer to Nexgen 1,000,000 shares of Brooke Carlyle common stock. Further, on April 7, 2006, in order to satisfy certain provisions of the Share Exchange Agreement described below, the Company amended its Articles of Incorporation to provide for the authorization of 100,000,000 shares of preferred stock.

On June 9, 2006, the Company entered into a share exchange agreement (the "Exchange Agreement") with Technorient, Fred De Luca, our director of the Company, Corich Enterprises Inc., a British Virgin Islands corporation ("Corich"), and Herbert Adamczyk (collectively the “parties”). Subsequently, on July 15, 2006, the parties entered into an amended share exchange agreement, which agreement replaced in its entirety and superseded the Exchange Agreement. We refer to this share exchange agreement, as amended and restated, as the Amended Exchange Agreement. Pursuant to the terms of the Amended Exchange Agreement, the Company agreed to acquire from Corich and Mr. Adamczyk (the "Sellers") 49% of the outstanding capital stock of Technorient in exchange for the Company issuing to the Sellers and Orient Financial Services Ltd. ("OFS") 972,728 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") (this share exchange transaction is hereinafter referred to as the "Exchange"). The 972,728 Series A Preferred Shares were convertible into approximately 89,689,881 shares of common stock, which on an as-converted basis represented 53.5% of the outstanding common stock of the Company on a fully diluted basis, taking into account the Exchange.

As of August 31, 2006, the Company had 21,629,339 outstanding shares of common stock. The Company’s Articles of Incorporation provided for authorized capital of two hundred million shares (200,000,000) of which one hundred million (100,000,000) were $0.001 par value common stock and one hundred million (100,000,000) are $0.001 par value preferred stock. Prior to the Exchange, Federico G. Cabo, our director, owned 3,000,000 shares of common stock, and Mr. De Luca, secretary and director, owned 6,000,000 shares of common stock. Pursuant to the Exchange, the Company cancelled the 9,000,000 shares of common stock owned by Messrs. De Luca and Cabo (the "Share Cancellations").

On September 5, 2006, pursuant to the Amended Exchange Agreement and after all of the conditions precedent to closing were satisfied, Corich and Mr. Adamczyk, as shareholders of Technorient, transferred 49% of the outstanding capital stock of Technorient on a fully diluted basis to the Company in exchange for the 972,728 Series A Preferred Shares. Pursuant to the terms of the Amended Exchange Agreement, there were approximately 167,644,553 shares of common stock issued and outstanding after giving effect to (a) the Exchange, (b) the share cancellations, debt conversions and the issuance of the consulting shares pursuant to the Amended Exchange Agreement, and (c) assuming the full conversion of the Series A Preferred Shares. As a result of the Exchange, the Company became a 49% shareholder of Technorient. Additionally, as a condition to the Exchange, the Company completed the sale of all the capital stock of Brooke Carlyle, which prior to the Exchange constituted all of the Company’s assets, for $1,000 cash to Nexgen.

In connection with the Exchange, the Company issued (i) to Corich and Mr. Adamczyk an aggregate of 972,728 shares of the Series A Preferred Shares in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A Preferred Shares to Happy Emerald Limited, a British Virgin Islands company, for consulting services to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,337 shares of common stock in connection with certain conversions of outstanding debt. As a result, after giving effect to the Exchange, the debt conversions, the issuance of shares to Happy Emerald, the issued and outstanding shares of the Company’s common stock on a fully diluted, as converted basis was 167,644,553 shares.

After the closing of the Exchange, the Company’s main business is its 49% ownership interest in Technorient.

On December 27, 2006, the Company effected an increase in the number of the Company’s authorized shares of capital stock from 200,000,000 to 500,000,000 total authorized shares of capital stock, and a corporate name change through the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the State of Nevada’s Secretary of State. As of such date the Company’s authorized capital stock consisted of 400,000,000 authorized shares of common stock, $0.001 par value per share, and 100,000,000 authorized shares of preferred stock, with a par value $0.001 per share. The Company also concurrently effected a change of the Company’s corporate name to “China Premium Lifestyle Enterprise, Inc.” The Company name change and its new trading symbol (OTCBB: CPMM) became effective on the OTC Bulletin Board on December 28, 2006.

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

On July 10, 2007, the Company entered into a Non-binding Letter of Intent with Keyforce (BVI) Limited (“Keyforce (BVI)”) (the “Letter of Intent”), a subsidiary of Wo Kee Hong (Holdings) Limited of Hong Kong, to begin negotiations to acquire from Keyforce (BVI) its luxury yacht distribution business. Keyforce (BVI) is the sole shareholder of Keyforce Holdings Limited (“Keyforce Holdings”) and Noble Brand Investments Limited (“Noble Brand”). Keyforce Holdings is engaged in the distribution of luxurious Italian “Ferretti” motor yachts in China while Noble Brand distributes Taiwanese produced “Horizon” motor yachts in China, Hong Kong and Macau. The Letter of Intent expired on June 28, 2007. As of March 26, 2008, no binding agreements had been entered into, but discussions remain ongoing.

On December 7, 2007, the Company filed a Certificate of Change Pursuant to Nevada Revised Statutes §78.209 with the Nevada Secretary of State to effect a reverse stock split pursuant to which each five outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005, and the total number of shares of our common stock outstanding was reduced from 122,672,214 shares to 24,534,491 shares. No change was made in the number of the Company’s authorized shares. No script or fractional share certificates were issued in connection with the stock split. Stockholders received a number of shares of new common stock rounded up to the nearest whole number in lieu of fractional interests resulting from the stock split. Following the stock split, the Company’s common shares began trading under the new ticker symbol (OTCBB: CPLY).

The conversion price of the Series A Preferred Shares was adjusted up by the one-to-five ratio from $0.04338 to $0.2169 per share, and the conversion ratio of shares of common stock issued upon conversion of the Series A Preferred Shares was proportionately decreased from 92.2045 shares of common stock per one share of Series A Preferred Shares to 18.4409 shares of new common stock per one share of Series A Preferred Shares.

Each stockholder’s percentage ownership interest in the company and proportional voting power remained unchanged after the stock split except for minor changes and adjustments resulting from rounding of fractional interests. The rights and privileges of the holders of common stock were substantially unaffected by the stock split.

RECENT DEVELOPMENTS

On January 18, 2008, CPMM (Asia) Limited (“CPMM Asia”), a wholly-owned subsidiary of China Premium Lifestyle Enterprise, Inc., (the “Company”), entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement grants CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim  (“Products”) and to open points of sale identified by the signs of Products identified by the “John Richmond,” “Richmond,” “Richmond X,” and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products will be supplied by Falber. In addition, CPMM Asia has the right to use the Signs, and open and manage in the Exclusivity Area mono-brand shops identified by the Signs for the sale of the Products and other articles identified by the Signs. CPMM Asia also has the right to sublicense these rights to third parties. One mono brand shop of “Richmond X” was opened in Hong Kong at the end of 2007. New shops for the brand are expected to be opened in major Chinese cities including Beijing and Shanghai starting in 2008.

TECHNORIENT OVERVIEW

The Company’s main business remains its 49% ownership interest in Technorient. Technorient is a private limited liability company incorporated in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), German Motors Limited (“German Motors”), Italian Motors (Sales & Service) (“Italian Motors”), and Italian Motors (Sales & Service) Limited (“IML”). Collectively, Auto Italia, Italian Motors, IML and German Motors are hereafter referred to as the “Technorient Group”. Originally founded in 1974 by Mr. Adamczyk as German Motors, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed as sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed as importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business.

IML is a 1% equity holder in Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd., an equity joint venture company created with Ferrari S.p.A. and the Beijing-based Poly Investment Group in 2004 to handle sales, marketing and distribution of Maserati and Ferrari in China. We refer to Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd. as the Shanghai JV. The Shanghai JV is currently building a network of dealerships for Ferrari and Maserati in China.

Auto Italia and Italian Motors operate from six locations in Hong Kong and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati. Management believes that the group has a well-established customer base comprised of high net worth individuals in Hong Kong and China and enjoys through its sales performance and reputation for first class facilities and customer service, and excellent relationship with senior management of both Ferrari S.p.A. and Maserati S.p.A.

Management of Technorient views the rapid development of the consumer market in China, particularly the market for luxury products, as an opportunity to leverage the Company’s existing high net worth customer base and reputation to develop a platform for distribution of a wide range of luxury items, including additional high end (performance) autos, luxury yachts and other premium lifestyle items.

Technorient History and Background

German Motors was originally established in 1974 by Mr. Adamczyk as a service center for high performance sports cars, including Ferrari. After some years of development, and largely as a result of its record in high quality service and support for the auto racing industry in both Hong Kong and Macau, in 1983 the company was awarded the exclusive dealership for Ferrari in Hong Kong and Macau. IML was formed subsequently to continue the business.

Technorient was established in Hong Kong on March 8, 1983. Technorient became the holding company of IML, Auto Italia and German Motors. IML was appointed sole importer and distributor of Ferrari cars in Hong Kong and Macau in 1992. Between 1994 and 2004, IML was also the exclusive importer of Ferrari cars in China. Auto Italia had been a dealer of Maserati cars since 1994 and was appointed importer and distributor for Maserati cars in 1996.

In 1993, Corich acquired 37.7% of the then issued share capital of Technorient. Mr. Adamczyk held approximately 28.2% of the then issued and outstanding capital shares of Technorient. In 1995, Corich increased its interest in Technorient to 73.6% through subscription of new shares and acquisition of shares from certain minority shareholders of Technorient. In 2001 and 2002, a minority shareholder of Technorient sold its entire interest of approximately 0.019% of the then issued capital shares of Technorient to Corich and Mr. Adamczyk in proportion to their then interest in Technorient. On April 15, 2004 and April 28, 2004, Corich increased its interest in Technorient to 89.92%. On May 30, 2006, Corich acquired 0.08% of the issued capital shares of Technorient from the minority shareholder of Technorient. Upon completion of the acquisition, Corich and Mr. Adamczyk each held approximately 90% and 10% of Technorient, respectively. Upon completion of the Exchange on September 5, 2006, Corich and the Company held approximately 51% and 49% of Technorient, respectively.

Ferrari/Maserati China

The Technorient Group sold the first Ferrari in China in 1993. By 2005, over 100 units were sold, reflecting the emergence of China as one of Ferrari’s key growth markets, alongside Latin America and Russia. In accordance with its worldwide policy of owning the primary importer in a major export market, Ferrari S.p.A. approached Technorient management in 2002 to request guidance on how to best establish its own importing operations in China. Technorient introduced Ferrari S.p.A. to Poly Group, a powerful industrial entity, after having established that a joint venture with a well-connected local business entity would be the most appropriate structure.

As a result, on August 27, 2004, the Shanghai JV, an equity Sino-foreign joint venture in China with Ferrari S.p.A. and Poly Technologies, Inc., was formed to engage in the import, distribution and sale, through a local network of car dealers, of Ferrari and Maserati cars, spare parts and ancillary products. Ownership of the Shanghai JV at inception was Ferrari S.p.A. 40%, Technorient Group (through IML) 30% and Poly Group 30%, with Richard Lee, Chairman of Technorient, appointed as Chairman and authorized representative of the Shanghai JV.

Upon formation, the Shanghai JV acquired from IML all of the dealer network and importer operations established by IML, including residual cars allocated for China at cost.

As the structure of the Shanghai JV precludes direct ownership by the shareholders of a licensed dealer in China and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of the Shanghai JV’s interest so that it could acquire an independent dealer network and, among other things, maintain its direct customer relationships. As part of this arrangement, Technorient would apply for and receive dealer licenses in key markets in China such as Dalian (already awarded) and would, in conjunction with Ferrari, continue to build its dealer network to capitalize on its client base in China and pursue its luxury brand platform.

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of 29% equity interest in the Shanghai JV in July 2006. The disposal was completed in December 2007 and after the disposal, IML continues to hold a 1% equity interest in the Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China that were allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China and IML owned 95% equity interest in Dalian Auto Italia. On August 3, 2007, IML entered into an agreement to acquire the remaining 5% of equity interest in Dalian Auto Italia. IML currently owns 100% equity interest in Dalian Auto Italia.

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

AgustaWestland helicopters

King Express Group Limited, a wholly-owned subsidiary of Technorient, has been appointed as exclusive distributor by AgustaWestland helicopters for Hong Kong and Macau for the complete range AgustaWestland commercial helicopters. It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis.

AgustaWestland helicopters business will remain in its preparatory status throughout 2008 with physical arrival of the first helicopter anticipated at the beginning of 2009.

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

A key aspect of any Ferrari importer worldwide is the strength of the relationship with Ferrari S.p.A. management in Maranello, Italy. With its internationally recognized logo and current worldwide production of only 5,500 units, the Ferrari brand connotes an image of performance and exclusivity unique in the auto world. Management of Ferrari S.p.A. understands the importance of importer performance in maintaining this image and accordingly requires the highest level of commitment from their importers.

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

From a single car in 1993, Ferrari and Maserati sold 390 cars in 2007 compared with a total of over 200 units the previous year. Sales growth is expected to accelerate as the dealership network in China expands.

Business Strategy

Technorient’s main strategy of building a luxury brand platform in China will be centered around continued development of the independent dealer network for the key brands of Ferrari and Maserati. This network, like the dealership in Dalian, will be developed, in cooperation with Ferrari S.p.A. and Maserati S.p.A., both through new operations and acquisitions of existing dealerships in key industrial regions with a high concentration of wealthy individuals who form an important part of Technorient’s customer base.

As the business of Technorient develops, it is the intention that additional key brands, consistent with the platform and character of the business, will be acquired from Technorient’s parent company Wo Kee Hong (Holdings) Limited or from third parties. An example is the acquisition of the AgustaWestland helicopter’s distributorship in Hong Kong and Macau.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Currently, Technorient imports, distributes, and provides after-sale service for Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and parts of China.

The following table reflects our percentage of total revenues by business segments for our last three fiscal years:

	Percentage of Total Revenues as of
Business Segment	December 31, 2007	December 31, 2006	December 31, 2005
New and used vehicles	94%	92%	91%
Parts and services	6%	8%	9%

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

Location	Store	Franchises	Year Opened/ Acquired
Hong Kong	Tokwawan	Ferrari & Maserati	1975
Hong Kong	Causeway Bay	Ferrari	1998
Hong Kong	Tai Kok Tsui	Ferrari & Maserati	1990
Hong Kong	Ap Lei Chau	Ferrari & Maserati	2005
Hong Kong	Wanchai	Maserati	2005
China	Dalian	Ferrari & Maserati	2006

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

We provide parts and service primarily for the vehicle brands sold by our stores, but we also service other vehicles. In 2007, our service, body and parts operations generated approximately $6.5 million in revenues, or 6% of total revenues. We set prices to reflect the varying difficulty of the types of repair and the cost and availability of parts. Revenues from the service and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales that may occur in a slow economic environment.   Technorient’s focus on service advisor training, as well as a number of pricing and cost saving initiatives across the entire service and parts business lines, have led to improvements in same-store service and parts sales in 2007 compared to 2006, as well as improvements in gross profit margins achieved. Further, our focus on satisfying the client in both the sales and after-sales areas has led to consistently high levels of recommendation and endorsement, and additional and repeat business, all of which has benefited Technorient for over thirty years.

SUPPLIERS

Our major suppliers are as follows:

ITEM	SOURCE AND LOCATION
Ferrari automobiles and automobile parts	Ferrari S.p.A., Maranello, Italy
Maserati automobiles and automobile parts AgustaWestland helicopters Men’s and women’s Ready-to-Wear John Richmond, Richmond X and Richmond Denim apparel	Maserati S.p.A., Modena, Italy Agusta S.p.A., Italy Falber Confezioni S.r.l., Italy.

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

BACKLOG ORDERS

The limited supply of cars by Ferrari and Maserati factories is a worldwide phenomenon due to the limited production capacity. We have many customers who have paid the deposit and prepared to wait for years for new cars. As a result, the backlog orders arise. Our backlog as of December 31, 2007 was approximately $178.9 million compared to approximately $93 million at December 31, 2006.

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

REGULATION

Our automobile business is subject to regulation, supervision and licensing under Hong Kong, Macau, and Chinese laws, ordinances and regulations. A number of regulations affect our business of marketing, selling, and servicing automobiles. Under the laws of the jurisdictions in which we currently operate or into which we may expand, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service, including dealer, sales and/or automotive repair business licenses issued by relevant authorities. These laws also regulate our conduct of business, including our advertising, operating, employment and sales practices. Other laws and regulations include franchise laws and regulations, laws and regulations applicable to motor vehicle dealers, as well as wage-hour, anti-discrimination and other employment practices laws. We actively make efforts to assure compliance with these regulations.

EMPLOYEES

As of December 31, 2007, we employed approximately 174 persons. We believe we have good relationships with our employees. We are not party or subject to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. You may also request copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other definitive proxy statements on DEF 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC by requesting copies of such reports in writing. Such written requests shall be made to our corporate secretary and sent to our executive offices at the address set forth on the cover page of this Form 10-K.

Our principle executive office is located at 10/F, Wo Kee Hong Building 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. Our website is http://www.chinapremiumlifestyle.com, our phone number is 702-448-8136 and our email address is jasona@chinapremiumlifestyle.com.

ITEM 1A.  RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. Some of these risks are described below and in the documents incorporated by reference in this prospectus, and you should take these risks into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. You should carefully consider such risks and uncertainties, together with the other information contained herein and in the documents incorporated herein by reference. If any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially.

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

Our success depends on the overall success of the line of vehicles that each of our operations sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. In 2007, sales of new Ferrari and Maserati accounted for 58% and 16%, respectively, of our total revenues. A significant decline in the sale of new vehicles produced by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could have a material adverse affect on our results of operations, financial condition or cash flows. Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us. In particular, labor strikes at a manufacturer or supplier that continue for a substantial period of time could have a material adverse affect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and could in the future lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may have a material adverse affect on our results of operations, financial condition or cash flows.

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

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2007 that accounted for 100% of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Twelve Months Ended December 31, 2007
Ferrari	62%
Maserati	38%

Ferrari and Maserati vehicles represented 100% of our total new vehicle retail units sold in 2007. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of these vehicle manufacturers.

In the event of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy and (3) consumer demand for such manufacturer’s products could be materially adversely affected.

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

We will continue to need capital in order to acquire or open additional dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations and proceeds from borrowings under our credit facilities.

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

Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect our ability to market their automobiles to the public and, as a result, significantly and adversely affect our profitability.

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

Our Business is Primarily Reliant on the Business of Technorient.

Our primary business is our 49% ownership interest in Technorient. As a result, our financial results are substantially dependent on the operational and financial results of Technorient. In the event that sales trends or economic conditions for Technorient decline, our financial results may be materially adversely affected.

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

Regulations in China currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Technorient is also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. Technorient may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our operations in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may be unable to pay dividends to our stockholders.

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

China’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. China does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.

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

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the 30 trading days ended March 26, 2008, the average daily trading volume of our common stock was approximately 23,426 shares. As of November 13, 2007, we had approximately 1,258 stockholders of our common stock. There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal executive offices are located at 10/F, Wo Kee Hong Building, 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. These executive offices are shared with Wo Kee Hong (Holdings) Limited, an indirect stockholder of our Company at no cost to the Company. We do not own these facilities and we do not have a lease agreement for the use of these facilities. Technorient’s facilities consist primarily of automobile showrooms, display lots, service facilities, automobile storage lots, and offices, and the locations are described in Item 1 above. Technorient leases all of its facilities, providing flexibility to relocate if necessary. However, some of these leases give us the option to renew for one or more lease extension periods. We believe that all of our facilities are sufficient for our Company’s needs and are in good repair.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 2006, the Board and the holders of a majority of the Company’s voting shares consented in writing to amendments to our Articles of Incorporation, including: (1) an increase in the number of the Company's authorized shares of capital stock from 200,000,000 to 500,000,000 total authorized shares of capital stock, which consists of 400,000,000 authorized shares of common stock, $0.001 par value per share, and 100,000,000 authorized shares of preferred stock, with a par value $0.001 per share (the “Authorized Share Amendment”); and (2) a change of our corporate name (“Name Change”) to our current name, China Premium Lifestyle Enterprise, Inc. We announced the approval of these amendments and its details in a Definitive Information Statement on Schedule 14C (the “Information Statement”) filed with the Securities and Exchange Commission on December 4, 2006, and such Information Statement is incorporated herein by reference. The Certificate of Amendment to our Articles of Incorporation to effect the Authorized Share Amendment and the Name Change was filed with the with the State of Nevada’s Secretary of State on December 27, 2006. The Company’s Name Change and its trading symbol (OTCBB: CPMM) and CUSIP number (16947V103) became effective on the OTC Bulletin Board on December 28, 2006.

On December 7, 2007, the Board and the holders of a majority of the Company’s voting shares approved in its annual meeting the re-election of Richard Lee and Mr. Adamczyk to the Board of Directors and amendments to our Articles of Incorporation effecting a reverse stock split pursuant to which each five currently outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005, and the total number of shares of our common stock outstanding was reduced from 122,672,214 shares to 24,534,491 shares. No change was made in the number of the Company’s authorized shares. No change was made in the number and the par value of Company’s preferred stock. No script or fractional share certificates was issued in connection with the reverse stock split. Stockholders have received a number of shares of new common stock rounded up to the nearest whole number in lieu of fractional interests resulting from the reverse stock split.

The conversion price of the Company’s Series A Preferred Shares was adjusted up by the one-to-five ratio from $0.04338 to $0.2169 per share, and the conversion ratio of shares of common stock issued upon conversion of the Series A Preferred Shares was proportionately decreased from 92.2045 shares of common stock per one share of Series A Preferred Shares to 18.4409 shares of new common stock per one share of Series A Preferred Shares.

Each stockholder’s percentage ownership interest in the company and proportional voting power remains unchanged after the stock split except for minor changes and adjustments resulting from rounding of fractional interests. The rights and privileges of the holders of common stock were substantially unaffected by the stock split.

We announced the approval of these amendments and its details in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007, and such Form 8-K is incorporated herein by reference. The Certificate of Amendment to our Articles of Incorporation to effect the stock split was filed with the State of Nevada’s Secretary of State on December 7, 2007. The Company’s new trading symbol (OTCBB: CPLY) and CUSIP number (16947V 20 2) became effective on the OTC Bulletin Board on December 7, 2007.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the symbol (OTCBB: CPLY). Trading of the Company’s shares commenced on OTC Bulletin Board after June 30, 2005. The following table contains market information pertaining to the range of the high and low bid information of our common stock for each quarter for the last two fiscal years as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	LOW	HIGH
2007
Fourth Quarter(1)	0.25	1.01
Fourth Quarter(2)	0.13	0.23
Third Quarter	0.10	0.28
Second Quarter	0.10	0.38
First Quarter	0.18	0.54

2006
Fourth Quarter	0.20	0.47
Third Quarter	0.10	0.26
Second Quarter	0.06	0.37
First Quarter	0.05	0.13

(1) Reflects common share prices for the period December 8, 2007 to December 31, 2007.

(2) On December 7, 2007, the Company effected a one for five reverse stock split pursuant to which each five (5) outstanding shares of common stock, par value $0.001, were automatically converted into one (1) share of common stock, par value $0.005. Common share prices in this schedule reflect pre-reverse stock-split for the periods up to and including December 7, 2007.

A limited trading market exists for our common stock and there is no assurance that a more significant trading market will develop, or if developed will be sustained.

STOCKHOLDERS

As of March 19, 2008, we had 24,534,491 shares of common stock outstanding. As of November 13, 2007, we had approximately 1,258 stockholders.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans is included in Item 11.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data with respect to our consolidated statements of operations for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and consolidated balance sheets as of December 31, 2003, 2004, 2005, 2006 and 2007 are derived from the audited consolidated financial statements of the Company. The following information should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
STATEMENT OF OPERATIONS

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2006	2007
	USD	USD	USD	USD	USD
Net Sales	29,082,702	40,332,055	48,709,478	71,534,590	106,512,471
Earnings (loss) before minority interests and income taxes	(1,538,481)	675,267	1,459,022	1,790,244	2,961,135
Net earnings (loss)	(1,537,629)	1,482,959	1,459,022	559,064	822,262
Earnings (loss) per share - Basic	(5.88)	N/A	N/A	0.3297	0.0418
Earnings (loss) per share - Diluted	(5.88)	0.0105	0.0516	0.0186	0.0285

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2006	2007
	USD	USD	USD	USD	USD
Total Assets	10,210,273	12,562,421	19,136,718	34,167,332	44,192,298
Long Term Liabilities:	1,305,852	16,415	-	111,404	-
Total Stockholder's Equity (Deficit)	(1,013,628)	3,039,932	4,545,130	4,423,464	5,313,111

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Premium Lifestyle Enterprise, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources”; and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

INVESTMENT IN AN ASSOCIATE

On December 30, 2005, Italian Motors (Sales & Service) Limited, a subsidiary of the Company, and Ferrari S.p.A entered into an equity interest transfer agreement relating to the transfer of 29% equity interest (“Equity Transfer”) in Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd. (“FMC”), for a consideration of $870,000. At December 31, 2006, the Equity Transfer had not been approved by the relevant authorities in the PRC and as a result, FMC continued to be accounted for as an associate of the Company. During the forth quarter of 2007, the Equity Transfer was approved by the relevant authorities and the Company’s share of interest in FMC has been disposed.

GENERAL

China Premium Lifestyle Enterprise, Inc. is in the business of importation, distribution and sales distributing and selling of premium brand luxury products in Hong Kong, Macau and China. Currently, the Company’s main business is its ownership interest in Technorient, a Hong Kong limited liability company. Through its subsidiaries, Technorient’s business consists mainly of import, distribution, and after-sale service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and distribution of “Ferrari” and “Maserati” branded cars and spare parts in China. In January 2008, the Company entered into an agreement with Falber Confezioni, S.r.l. to become the sole importer and distributor of “John Richmond”, “Richmond X” and “Richmond Denim” clothing for men and women in Hong Kong, Macau, Taiwan and in China commencing in the Spring/Summer season of 2008 and ending in the Fall/Winter season of 2012. King Express Group Limited, a wholly owned subsidiary of Technorient, has been appointed as exclusive distributor by “AgustaWestland” helicopters for Hong Kong and Macau for the complete range “AgustaWestland” commercial helicopters, “AgustaWestland” helicopters business will remain in its preparatory status throughout 2008 with physical arrival of the first helicopter anticipated at the beginning of 2009.

TECHNORIENT OVERVIEW

Technorient is a private limited liability company incorporated in Hong Kong on March 8, 1983. The Technorient Group was originally founded in 1974 by Herbert Adamczyk as German Motors, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business.

IML is a 1% equity holder in the Shanghai JV. As the structure of the Shanghai JV precludes direct ownership by the shareholders of a licensed dealer in China and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of the Shanghai JV’s interest so that it could acquire an independent dealer network and, inter alia, maintain its direct customer relationships. As part of this arrangement, Technorient would apply for and receive a number of dealer licenses in key markets in China such as Dalian (already awarded) and would, in conjunction with Ferrari and Maserati, continue to build its dealer network to capitalize on its client base in China and pursue its luxury brand platform.

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of its 29% equity interest in the Shanghai JV in July 2006. The disposal was completed in December 2007, after the disposal, IML continued to hold a 1% equity interest in the Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China that were allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China and IML owned 95% equity interest in Dalian Auto Italia. On August 3, 2007, IML entered into an agreement to acquire the remaining 5% equity interest in Dalian Auto Italia. IML currently owns 100% equity interest in Dalian Auto Italia.

Auto Italia and Italian Motors operate from six locations in Hong Kong, Macau and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati.

On July 10, 2007, the Company entered into a Non-binding Letter of Intent with Keyforce (BVI) Limited (“Keyforce (BVI)”) (the “Letter of Intent”), a subsidiary of Wo Kee Hong (Holdings) Limited of Hong Kong, to begin negotiations to acquire from Keyforce (BVI) its luxury yacht distribution business. Keyforce (BVI) is the sole shareholder of Keyforce Holdings Limited (“Keyforce Holdings”) and Noble Brand Investments Limited (“Noble Brand”). Keyforce Holdings is engaged in the distribution of luxurious Italian “Ferretti” motor yachts in China while Noble Brand distributes Taiwanese produced “Horizon” motor yachts in China, Hong Kong and Macau. The Letter of Intent expired on June 28, 2007. As of March 26, 2008, no binding agreements had been entered into, but discussions remain ongoing.

King Express Group Limited, a wholly owned subsidiary of Technorient, has been appointed as exclusive distributor by “AgustaWestland” helicopters for Hong Kong and Macau for the complete range “AgustaWestland” commercial helicopters. It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis.

“AgustaWestland” helicopters business will remain in its preparatory status throughout 2008 with likely arrival of the first helicopter anticipated at the beginning of 2009.

CPMM (ASIA) OVERVIEW

On January 18, 2008, CPMM (Asia) Limited (“CPMM Asia”), a wholly-owned subsidiary of China Premium Lifestyle Enterprise, Inc.,. (the “Company”), entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement grants CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim (“Products”) and to open points of sale identified by the signs of Products identified by the “John Richmond,” “Richmond,” “Richmond X,” and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products will be supplied by Falber. In addition, CPMM Asia has the right to use the Signs, and open and manage in the Exclusivity Area mono-brand shops identified by the Signs for the sale of the Products and other articles identified by the Signs. CPMM Asia also has the right to sublicense these rights to third parties. One mono brand shop of “Richmond X” was opened in Hong Kong at the end of 2007. New shops for the brand are expected to be opened in major Chinese cities including Beijing and Shanghai starting in 2008.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying audited consolidated balance sheet as of December 31, 2007 and 2006 and the audited consolidated statement of income and cash flows for the years ended December 31, 2007, 2006 and 2005, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically record a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligation, and records a provision that reduces our trade receivables for that customer to the amount that is reasonably believed will be collected. Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, and vehicle parts and accessories, and are stated at the lower of cost or market. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry.

Share-based compensation

The Company has adopted SFAS No. 123(R), Share-Based Payment, as amended and interpreted, for its share-based compensation. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted based on their fair value.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts. Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when a sales contract has been executed and the vehicle’s title passed.

(ii)	Sales of vehicle parts are recognized when the parts have been delivered and the title has passed.

(iii)	Vehicle maintenance and repair income is recognized when services are fully rendered.

Impairment of long-lived assets

Our Company reviews our long-lived assets at least annually for potential impairment. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its undiscounted cash flows and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As the projection of the undiscounted cash flows are subject to estimations and assumptions made by the management at the date of assessment, any future changes in our strategy and other changes in our operations subsequently could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future.

Income taxes

The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) and related interpretations and guidance including FIN 58, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“Fin 48”), resulting in two components of income tax expenses: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amount in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Company operations are primarily located in Hong Kong and subject to Hong Kong profits tax.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company does not expect there will be any significant impact of adopting SFAS 157 on its consolidated financial position, cash flows and results of operations.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations comparison of year ended December 31, 2007 to year ended December 31, 2006, and comparison of year ended December 31, 2006 to year ended December 31, 2005

SALES

	Fiscal Year ended December 31, 2007		Fiscal Year ended December 31, 2006		Fiscal Year ended December 31, 2005
	Total Sales	% of Total Sales	Total Sales	% of Total Sales	Total Sales	% of Total Sales
New and Used Vehicles	$100.0M	94%	$65.6M	92%	$44.5M	91%
Parts and Service	$6.5M	6%	$5.9M	8%	$4.2M	9%
Total	$106.5M	100%	$71.5M	100%	$48.7M	100%

Sales mainly consist of sales of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net sales increased $35 million or 49%, from 2006 to 2007, while net sales increased $22.8 million or 47%, from 2005 to 2006. The increase from 2006 to 2007 was primarily attributable to our new and used vehicles trading segment. This was primarily due to the increase of deliveries of the “Ferrari” 8-cylinder sports car, F430 and Spider, 12-cylinder 2-seater sports car, F599 GTB Fiorano. For “Maserati”, the launch of the Granturismo also fueled the growth of sales in 2007. The increase in parts and service sales from 2006 to 2007 was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to maintain.

The increase in net sales from 2005 to 2006 was mainly due to an increase in new and used vehicles’ sales, fueled by the launch of the new model of Ferrari and Maserati, including the Ferrari F599 GTB Fiorano and Maserati GranSport Spyder. The increase in parts and service sales from 2005 to 2006 reflects the impact from the additional high-tech 3S (Sales, Service and Spare parts) centre that was opened in October 2005.

COST OF SALES

Cost of sales for 2007 increased $30.8 million or 52%, from $59 million in 2006 to $89.8 million for 2007, which was consistent with the increase in Company’s revenues during this period. Cost of sales increased $18.6 million or 46%, from $40.4 million in 2005 to $59 million for 2006. The increase in our costs of sales from 2005 to 2006 was also consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for 2007 fell by 1.9% to 15.7% from 17.6% in 2006 while the gross profit increased by $4.1 million or 33%, from $12.6 million in 2006 to $16.7 million in 2007. This increase is mainly attributed to the new and used vehicles trading segment. The decrease in gross profit margin was mainly due to increase in used car sales which had lower gross profit margins.

Gross profit increased from $8.3 million in 2005 to $12.6 million in 2006, an increase of $4.3 million or 51.8%. Gross margin was 17.6% for 2006, an increase of 0.5% from 17.1% for the same period of 2005. The increase in gross profit was consistent with the growth of our Company’s sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, or “S,G&A” expenses, includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses,.

“S,G&A” expenses increased by $2.9 million, or 26.1% in 2007, from $10.9 million in 2006 to $13.8 million in 2007. S,G&A expenses also increased by $4.1 million or 59.7% in 2006 compared to our 2005 S,G&A expenses, which was $6.8 million. The increase in S,G&A expenses from 2005 to 2007 was primarily due to the growth of revenues and rapid business expansion which was reflected in our increased staff cost, rental expenses, depreciation and marketing expenses. Legal, professional and audit fees increased by approximately $113,000 or 14.3% in 2007, from $791,000 in 2006 to $904,000 in 2007. The increase was mainly due to the professional fees incurred for US SEC reporting and compliance obligations as well as compliance with Section 404 of the Sarbanes- Oxley Act. Our legal, professional and audit fees also increased by approximately $550,000 or 228% in 2006, from $241,000 in 2005 to $791,000 in 2006. The increase was mainly due to the professional fees incurred for the share exchange transaction between the Company and Technorient Limited in 2006.

Due to the rapid business expansion, our staffing cost increased from approximately $3.2 million for 2006 to approximately $4.9 million for 2007. Our staffing costs also increased by $1 million or 45.5% in 2006 compared to our 2005 staffing cost of approximately $2.2 million.

Our rent, rate and building management fees increased from approximately $1.1 million for 2005 to $1.3 million in 2006, and such fees further increased to approximately $1.4 million for 2007. Our depreciation expense increased from $569,000 in 2006 to $722,000 in 2007, an increase of approximately $153,000. Depreciation expense also increased by $337,000 in 2006 compared to our 2005 depreciation expense, which was approximately $232,000 for 2005. The increase in depreciation from 2005 to 2007 was consistent with the expansion of our business.

Further our marketing expenses increased by $273,000, or 32.8% in 2007, from $834,000 for 2006 to $1,107,000 in 2007. Marketing expenses increased by $382,000, or 84.5% in 2006 compared to our 2005 marketing expenses of $452,000. The increase in marketing expenses from 2006 to 2007 was primarily due to the increased exhibition expenses, which increased from $434,000 for 2006 to $790,000 in 2007. This was mainly due to expenditures relating to an event held in Hong Kong during February 2007 for the celebration of Ferrari’s 60th anniversary, an event held in Macau during July 2007 for the launch of Maserati GranTurismo and an event held in Hong Kong during December 2007 for the launch of Ferrari 430 Scuderia.

The increase in marketing expenses from 2005 to 2006 was primarily due to the increased exhibition expenses, which increased from $176,000 for 2005 to $434,000 in 2006. This was mainly due to the grand opening event and exhibition held in Dalian, China in September 2006 for the Company’s first, state-of-the-art showroom and service centre.

OTHER INCOME (EXPENSES), NET

Other income decreased from approximately $151,000 for 2006 to $5,000 for 2007. The decrease was primarily due to the combination of increased interest expense, share of loss of an associate and loss on disposal of an associate offset by increased interest income and fees charged to affiliated companies. The interest income and management fee charged to affiliate companies increased from $20,000 for 2006 to $759,000 for 2007. Interest expenses increased from approximately $433,000 for 2006 to approximately $771,000 for 2007. The funds from which our increased interest expenses were incurred were used for working capital purposes, as well as new investment in property and equipment to support the expansion of our business. The share of loss of an associate increased from a profit of $359,000 in 2006 to a loss of $150,000 in 2007. The Company had completed the disposal of 29% equity interest in the Shanghai JV in December 2007 and the loss of this disposal was $252,000.

Other income increased to approximately $151,000 compared with other expenses of approximately $34,000 for 2005, an increase of $185,000. The increase was mainly due to the increased share of profit of an associate from $94,000 in 2005 to $359,000 in 2006 and the $97,000 commission income generated from finance and insurance referral services that were newly developed in 2006. Interest expenses increased from approximately $191,000 in 2005 to approximately $433,000 in 2006, an increase of $242,000 or 127%. The funds from which we incurred increased interest expense were used for working capital purposes, as well as new investment in property and equipment to support the expansion of our business.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses increase to approximately $539,000 in 2007 compared to approximately $271,000 in 2006 and zero in 2005. The tax expenses for 2007 were as a result of the utilization of the deferred tax asset recognized in 2004. The income tax expenses for 2006 were a combined result of the utilization of the deferred tax asset recognized in 2004 and the tax loss carryforwards. No tax expenses for 2005 were recognized as mainly the assessable profits were net off by tax loss carryforwards. The recognition of deferred tax asset represents foreign unused tax loss carry forwards from prior years. The unused tax loss carry forwards have unlimited useful lives under the local regulation at where the unused tax losses were derived.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES

Our operations generated cash resources of approximately $10,375,000 for the year ended December 31, 2007, compared to approximately $2,181,000 for the year ended December 31, 2006, primarily as a net result of the following:

•
For the year ended December 31, 2007, cash flow generated from sales was approximately $4,301,000 compared to approximately $2,244,000 for the year ended December 31, 2006, an increase of $2,057,000. The increase was primarily due to the increase in our sales.

•	For the year ended December 31, 2007, account receivables decreased by approximately $743,000, primarily due to the more even monthly cars distribution from our vendors throughout 2007.

•
For the year ended December 31, 2007, our inventory increased by approximately $2,347,000. The increase was consistent with our business growth especially in the car trading segment. The inventory conversion period for 2007 improved from 1.4 months to 1.2 months, which, in turn, reduced the Company’s working capital requirements.

•
For the year ended December 31, 2007, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash generated by operations of approximately $6,074,000.

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES

For the year ended December 31, 2007 we expended net cash of approximately $333,000 in investing activities, including a $769,000 increase in restricted cash for the trade finance facilities enhancement in order to support the growth of our business and a $418,000 purchase of property and equipment, offset by $870,000 proceeds from disposal of interest in an associate. For the year ended December 31, 2006, we utilized approximately $1,275,000 in investing activities, mainly for acquisition of property and equipment.

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES

For the year ended December 31, 2007, we repaid net amount of approximately $1,962,000 of outstanding debt and provided approximately $4,972,000 in advances to affiliates and an associate. For the year ended December 31, 2006, the Company made new net drawdown amounting to approximately $6,487,000 from banks and provided approximately $4,455,000 in advances to affiliates.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at December 31, 2007 by approximately $8,141,000 an increase of $4,561,000 from December 31, 2006. The ratio of our current assets to our current liabilities was 1.24 to 1 at December 31, 2007 and it was 1.14 to 1 at December 31, 2006. At December 31, 2007, our current assets of approximately $42.1 million included approximately $9.2 million in inventory that was funded by our operating cash flow and trade finance facilities. Our current liabilities of approximately $34 million included customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $16.3 million.

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

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	PAYMENT DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Short-Term Borrowings Obligations	$5,386	$5,386	-	-	-
Long-Term Borrowings Obligations	$-	-	-	-	-
Operating Lease Obligations	$5,088	$2,032	$3,056	-	-
Total	$10,474	$7,418	$3,056	-	-

Our borrowings, by pledge of vehicles and certain bank deposits were mainly used to finance the purchase of vehicles . The interest rates are generally based on the bank’s best lending rate in Hong Kong plus a certain percentage. The range of effective interest rate on the borrowings is from 6% to 8.5% per annum.

Our operating lease obligations include minimum lease payments under our non-cancelable operating leases for the Company’s sales and after-sale facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change, such as an increase in our employee headcount, requires us to exit an office facility early or expand our occupied space.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade receivables   and payables, bills payable, other current assets, other current liabilities, and bank borrowings . We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward and option contracts when feasible.

Interest Rates . Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At December 31, 2007, we had approximately $6,584,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates . While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the year ended December 31, 2007 was not material to us.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(THE COMPANY’S FINANCIAL STATEMENTS COMMENCE ON THE FOLLOWING PAGE)

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
China Premium Lifestyle Enterprise, Inc.

We have audited the accompanying consolidated balance sheet of China Premium Lifestyle Enterprise, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statement of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Technorient Limited

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Technorient Limited (a Hong Kong Limited Liability Company) and subsidiaries (the “Company”) the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Technorient Limited for the year ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

Clancy and Co., P.L.L.C.
Scottsdale, Arizona

July 26, 2006, except for note 13 which is dated as of September 5, 2006

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31,

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,583,566	$3,475,635
Restricted cash	1,154,226	385,629
Trade receivables, net of provision	10,440,455	11,246,621
Inventory, net	9,162,934	6,815,863
Prepayments	1,602,793	1,506,258
Other current assets	2,931,877	1,503,626
Amounts due from affiliates	10,226,161	4,503,367
Amount due from an associate	-	457,267
Total current assets	42,102,012	29,894,266
Property and equipment, net	2,050,850	2,377,656
Investment in an associate	-	1,355,530
Goodwill	39,436	-
Deferred tax assets	-	539,880
TOTAL ASSETS	$44,192,298	$34,167,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,274,838	$5,315,497
Obligations under finance lease - current portion	110,996	167,106
Bills payable	2,659,191	4,412,575
Trade payables	1,063,265	480,859
Deposits received	16,306,698	8,607,049
Other current liabilities	7,088,429	7,331,020
Amounts due to affiliates	1,457,134	-
Total current liabilities	33,960,551	26,314,106
Long-term borrowings	-	111,404
TOTAL LIABILITIES	33,960,551	26,425,510

Minority interests	4,918,636	3,318,358

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2007: 495,791 shares; (2006: 1,533,973)	496	1,534
Common stock
Authorized: 400,000,000 common stock, par value $0.005
Issued and outstanding: 2007: 24,534,491 shares; (2006: 5,385,836)	122,672	26,961
Additional paid-in-capital	5,581,489	5,676,162
Accumulated other comprehensive income	118,892	51,507
Accumulated deficit	(510,438)	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	5,313,111	4,423,464
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,192,298	$34,167,332

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
Sales:
New and used vehicles	$99,968,991	$65,625,911	$44,503,564
Parts and services	6,543,480	5,908,679	4,205,914
Net sales	106,512,471	71,534,590	48,709,478

Cost of sales:
New and used vehicles	(87,694,346)	(56,865,472)	(38,850,881)
Parts and services	(2,074,112)	(2,095,726)	(1,520,810)
Total cost of sales	(89,768,458)	(58,961,198)	(40,371,691)

Gross profit:
New and used vehicles	12,274,645	8,760,439	5,652,683
Parts and services	4,469,368	3,812,953	2,685,104
Total gross profit	16,744,013	12,573,392	8,337,787

Selling, general and administrative expenses	(13,788,348)	(10,933,655)	(6,845,154)

Operating earnings	2,955,665	1,639,737	1,492,633

Other income (expenses)
Interest expenses and other finance costs	(770,521)	(432,774)	(191,286)
Share of result of an associate	(149,871)	358,792	93,647
Other income	1,178,167	224,489	64,028
Loss on disposal of interest in an associate	(252,305)	-	-
Total other income (expenses)	5,470	150,507	(33,611)

Earnings before minority interests and income taxes	2,961,135	1,790,244	1,459,022

Provision for income taxes	(538,579)	(270,514)	-

Earnings before minority interests	2,422,556	1,519,730	1,459,022

Minority interests	(1,600,294)	(960,666)	-

Net earnings	$822,262	$559,064	$1,459,022

Earnings per share
Basic	$0.0418	$0.3297	N/A

Diluted	$0.0285	$0.0186	$0.0516

Weighted average number of shares outstanding
Basic	19,689,806	1,695,914	N/A

Diluted	28,829,038	29,983,757	28,287,843

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	Total

Balance at December 31, 2004	-	$-	92,337	$5,919,064	$2,440,633	$(5,319,765)	$-	$3,039,932
Net earnings	-	-	-	-	-	1,459,022	-	1,459,022
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	46,176	46,176
Comprehensive income	-	-	-	-	-	-	-	1,505,198

Balance at December 31, 2005	-	-	92,337	5,919,064	2,440,633	(3,860,743)	46,176	4,545,130
Effect of corporate reorganization:
Recapitalization	-	-	5,153,499	(5,892,803)	(963,191)	1,968,979	-	(4,887,015)
Issuance of preferred stocks in share relation exchange	972,728	973	-	-	2,556,051	-	-	2,557,024
Issuance of preferred stocks pursuant to a consulting agreement	561,245	561	-	-	1,468,369	-	-	1,468,930
Issuance of common stock pursuant to a consulting agreement	-	-	140,000	700	174,300	-	-	175,000
Net earnings	-	-	-	-	-	559,064	-	559,064
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	5,331	5,331
Comprehensive income	-	-	-	-	-	-	-	564,395

Balance at December 31, 2006	1,533,973	1,534	5,385,836	26,961	5,676,162	(1,332,700)	51,507	4,423,464
Conversion of preferred stock on March 29, 2007	(960,000)	(960)	17,706,864	88,534	(87,574)	-	-	-
Conversion of preferred stock on June 8, 2007	(78,182)	(78)	1,441,743	7,209	(7,131)	-	-	-
Rounding adjustment	-	-	48	(32)	32	-	-	-
Net earnings	-	-	-	-	-	822,262	-	822,262
Other comprehensive income (loss):
Other comprehensive income released upon disposal of interest in an associate	-	-	-	-	-	-	(137,510)	(137,510)
Translation adjustments	-	-	-	-	-	-	204,895	204,895
Comprehensive income	-	-	-	-	-	-	-	889,647

Balance at December 31, 2007	495,791	$496	24,534,491	$122,672	$5,581,489	$(510,438)	$118,892	$5,313,111

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$822,262	$559,064	$1,459,022
Adjustments to reconcile net earnings to net cash provide by (used in) operating activities
Minority interest	1,600,294	960,666	-
Depreciation and amortization	722,361	568,655	231,541
Gain on disposal of property and equipment	(1,929)	-	(7,319)
Loss on disposal of investment in associate	252,305	-	-
Provision (written back) for bad debts and bad debts written off	63,498	41,016	(42,386)
Provision for inventory written back	(8,976)	-	(64,102)
Equity earnings of an associate	149,871	(358,792)	(93,647)
Provision for income taxes	538,579	270,514	-
Common stock issued for services received	-	175,000	-
Other non-cash items	162,929	27,627	17,627
Changes in operating assets and liabilities:
Trade receivables	742,668	(5,892,474)	(2,422,955)
Bill receivables	-	-	498,541
Other current assets	(361,076)	1,997,229	(1,801,877)
Inventory	(2,347,071)	(1,757,085)	(788,951)
Trade payables	582,406	335,229	60,211
Other current liabilities	7,457,058	5,253,962	2,390,269
Net cash provided by (used in) operating activities	10,375,179	2,180,611	(564,026)

Cash flows from investing activities:
Acquisition of additional interest in a subsidiary	(39,436)	-	-
Cash acquired upon reverse merger	-	1,272	-
Increase in restricted cash	(768,597)	(385,629)	-
Purchases of property and equipment	(417,995)	(890,769)	(2,074,095)
Proceeds from disposal of property and equipment	22,441	-	58,309
Proceeds from disposal of interest in an associate	870,000	-	-
Net cash used in investing activities	(333,587)	(1,275,126)	(2,015,786)

Cash flows from financing activities:
Advances to affiliates	(4,265,661)	(4,455,496)	(64,778)
Repayments to stockholders / director	-	-	(16,415)
Repayments from (advances to) an associate	(706,443)	85,876	(374,231)
Increase (decrease) in short-term borrowings and bills payable	(1,961,557)	6,487,016	2,409,657
Net cash (used in) provided by financing activities	(6,933,661)	2,117,396	1,954,233

Increase (decrease) in cash and cash equivalents	3,107,931	3,022,881	(625,579)

Cash and cash equivalents at beginning of the period	3,475,635	452,754	1,078,333

Cash and cash equivalents at end of the period	$6,583,566	$3,475,635	$452,754

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$770,521	$432,774	$191,286
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash information:
Preferred stock issued for consulting services to be received	$-	$1,468,930	$-
Common stock issued for consulting services received	$-	$175,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Background

China Premium Lifestyle Enterprise, Inc. was formed in the State of Nevada on April 19, 2004.

Pursuant to the Share Exchange Agreement dated September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation, (“Technorient”) through a reverse merger, resulting the stockholders of Technorient becoming the beneficial owners of approximately 49% of our stock.

The share exchange resulted in a change of control whereby the Company issued (i) an aggregate of 972,728 shares of the Series A preferred stock in exchange for 49% of the issued and outstanding shares of Technorient, (ii) 561,245 shares of Series A preferred stock for consulting services to be provided to Technorient after the Exchange, and (iii) an aggregate of 21,629,339 shares of common stock in connection with certain debt conversions.

The transaction was accounted for as a reverse acquisition, whereby Technorient is the accounting acquirer and our operations now represent those of Technorient, which is physically located in Hong Kong. The transaction resulted in the management of Technorient having control of the operating, investing and financing decisions of the combined enterprise after the transaction. The accompanying consolidated financial statements reflect the historical financial statements of Technorient, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiaries as of the date of the share exchange and the inclusion of the accounting subsidiary’s results of operations from that date.

To effect the reverse acquisition, the board of directors of the Company, by unanimous written consent, approved a change of the Registrant’s fiscal year on December 15, 2006. The new fiscal year begins on January 1 and ends on December 31 of each year, effective with the year ending December 31, 2006. The December 31 fiscal year end is also the fiscal year end of Technorient. Additionally, the Company’s board of directors authorized a name change to China Premium Lifestyle Enterprise, Inc. The Company’s articles were amended with the State of Nevada on December 28, 2006.

Background of Technorient

Technorient is a private limited liability company incorporated in Hong Kong. It is an investment holding company. Through its subsidiaries, Technorient offers a diversified range of automotive products and services including sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts. Technorient’s operations are located primarily in Hong Kong.

Change of trading symbol

Effective December 10, 2007, the Company’s common stock has been trading under a new trading symbol, CPLY.

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

The consolidated financial statements for the year ended December 31, 2005 are presented to reflect the historical results of the accounting acquirer, Technorient.

Foreign currency translation

The reporting and functional currency of the Company is the U.S. dollar. The functional currency of its subsidiaries with foreign operations is the local currency. The Company’s foreign operations results for the period are translated into the reporting currency of the Company using the average exchange rates that prevailed during the period. The balance sheet items of the Company’s foreign operations are translated into the reporting currency of the Company using period end exchange rates. Cumulative translation adjustments relating to foreign operations are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

Use of estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes it best estimate of the outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting principles for the estimate, which is typically in the period when new information becomes available to management. Management believes the most significant estimates affecting the consolidated financial statements include provision for bad debts, provision for inventory write-off, and accounting for income taxes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all non-restricted highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. For purpose of the consolidated statement of cash flows, cash and cash equivalents comprise cash on hand, time deposits, and cash equivalents with a maturity of three months or less from the date of investment.

Restricted cash deposits

Restricted cash deposits of $1,154,226 (2006: $385,629) represent pledged bank deposits to secure certain banking facilities utilized by the Company and certain of its fellow subsidiaries.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces our trade receivables for that customer to the amount that is reasonably believed will be collected. Additional provision may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. The allowance for doubtful accounts at December 31, 2007 was $77,052 (2006: $13,684).

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, and vehicle parts and accessories, and are stated at the lower of cost or market. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. There was no provision for inventory as at December 31, 2007 (2006: $8,998).

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, bills payable, other current assets, other current liabilities, and short-term bank borrowings, the carrying amounts approximate their fair values due to their short maturities.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Expenditures for major additions and improvements are capitalized and any minor replacements, maintenance and repairs are expensed as incurred. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the assets at the time of disposal and is recognized in the consolidated statement of income. Depreciation is provided over the estimated useful lives of the assets using the straight-line method, except for leasehold improvements that are amortized over the estimated useful life or the respective lease term, whichever is shorter. The estimated useful lives of the assets are:

Leasehold improvements	5 years
Plant and machinery	5 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	4 years

Depreciation charged to expense for the years ended December 31, 2007, 2006, and 2005 was $722,361, $568,655 and $231,541, respectively.

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

Investment in an associate

The results and assets and liabilities of an associate are incorporated in the financial statements using the equity method of accounting. Under the equity method, investment in an associate is carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the Company’s share of operating results and of changes in equity of the associates, less any identified impairment loss. When the Company’s share of losses of an associate equals or exceeds its interest in that associate, the Company discontinues recognizing its share of further losses. An additional share of losses is provided for and a liability is recognized only to the extent that the Company has incurred legal or constructive obligations or made payments on behalf of that associate. During the year ended December 31, 2007, the disposal of interest in an associate was completed.

Goodwill

Goodwill presents the cost of an acquired business or equity interest in excess of the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, using a fair-value-based approach. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. During the years ended December 31, 2006 and 2005, no goodwill was recognized. At December 31, 2007, goodwill was tested for impairment and no impairment was recognized.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts. Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when a sales contract has been executed and the vehicle’s title passed.

(ii)	Sales of vehicle parts are recognized when the parts have been delivered and the title has passed.

(iii)	Vehicle maintenance and repair income is recognized when services are fully rendered.

Shipping and handling costs

Shipping and handling costs mainly comprise the air freight and sea freight charges, the freight forwarding services charges and other relevant surcharges, and are classified as general and operating expenses. It is charged to the consolidated statement of income in the period in which the corresponding shipment arrived to the final destination. Total shipping and handling costs for the years ended December 31, 2007, 2006 and 2005 were $1,273,772, $993,771 and $683,940, respectively.

Impairment of long-lived assets

Our Company reviews our long-lived assets at least annually for potential impairment. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its undiscounted cash flows is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As the projection of the undiscounted cash flows are subject to estimations and assumptions made by management at the date of assessment, any future changes in our strategy and other changes in our operations subsequently could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future.

Advertising and marketing

The Company expenses the cost of advertising and marketing, which included media advertising and promotion events, as incurred or when such advertising and marketing events initially take place. Advertising and marketing expenses for the years ended December 31, 2007, 2006 and 2005 were $1,107,165, $833,726 and $452,024, respectively.

Other income recognition

Other income comprised of management fee income, interest income and others.

Management fee income is recognized when services are rendered.

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable, which is the rate that exactly discounts the estimated future cash receipts through the expected life of the loan to the loan’s net carrying amount.

Share-based compensation

The Company has adopted SFAS No. 123(R), Share-Based Payment, as amended and interpreted, for its share-based compensation. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted based on their fair value.

Pension obligation

The Company operates numerous defined contribution plans and the assets of which are generally held in a separate trustee administered fund. The pension plans are generally funded by payments from employees and/or by the relevant group companies. The Company’s contributions to the defined contribution plans are expensed as incurred. The Company’s contributions to the defined contribution plans for the years ended December 31, 2007, 2006 and 2005 were approximately $155,705, $119,000 and $70,419, respectively.

Income taxes

The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations and guidance including FIN 58, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“Fin 48”), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Company’s operations are primarily located in Hong Kong and subject to Hong Kong profits tax.

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to commons stockholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. All per share and per share information are adjusted retroactively to the earliest periods presented to reflect the effect of the Company’s recent recapitalization between the Company and Technorient (Note 1) and the effect of the reverse merger.

Segment reporting
The Company determines and classifies its operating segments in accordance with SFAS No. 131 Disclosures About Segments Of An Enterprise And Related Information. The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics. The Company's reportable segment is motor vehicles retailing, which includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts.

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

Warranty claims, purchase discounts, rebates or sales discounts and returns

The motor vehicles and parts the Company sells have limited warranty policy provided by the manufacturers. The warranty is limited in terms of number of parts and services covered by the warranty policy and the duration of the warranty period. The Company does not offer any purchase discount or rebate due to the unique brand of the motor vehicle the Company sells. Sales discounts are charged to earnings in the period which the sales discounts are incurred. The Company bears the cost of any returns of the spare parts that are not covered by the manufacturer. These costs are charged to earnings in the period which the returns are incurred.

Reclassifications

Certain financial statements line items have been reclassified to conform to the current year presentation and have no impact on the previously reported consolidated net sales, operating earnings or net earnings.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. The Company does not expect there to be any significant impact of adopting SFAS 157 on its financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company does not expect there to be any significant impact of adopting this standard on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4. CONCENTRATION OF RISK

Concentration of supplier credit risk

Our Company relies on supplies from numerous vendors. For the years ended December 31, 2007, 2006 and 2005, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

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

NOTE 5. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the years ended December 31:

	2007	2006	2005
Numerator:
Net earnings	$822,262	$559,064	$1,459,022

Denominator:
Weighted average common stock outstanding	19,689,806	1,695,914	-
Effect of dilutive preferred stock	9,139,232	28,287,843	28,287,843
Weighed average common stock and dilutive potential common stock	28,829,038	29,983,757	28,287,843

Basic net earnings per share	$0.0418	$0.3297	N/A

Diluted net earnings per share	$0.0285	$0.0186	$0.0516

The weighted average common stock outstanding for the years ended December 31, 2007, 2006 and 2005 have been retroactively adjusted for the Reverse Stock Split (See Note 15).

The weighed average common stock outstanding for the year ended December 31, 2006, was also adjusted to reflect the Company’s recent recapitalization between the Company and Technorient (See Note 1). For the purpose of computing earnings per share, the number of shares outstanding for the period from the beginning of the fiscal year to the date of the reverse merger is deemed to be the number of shares issued by the legal parent. For the period from the date of the reverse merger to the end of the fiscal year, the number of shares to be used in the calculation of earnings per share is the actual number of shares of the legal parent outstanding in that period. The earnings per share to be disclosed for the comparative periods should be computed by dividing the earnings of Technorient by the number of shares issued in the reverse merger transaction. In addition, the net earnings for the year ended December 31, 2005 did not take into effect the Company’s recent recapitalization between the Company and Technorient (See Note 1), whereas no minority interest existed during those periods.

As of December 31, 2007, the Company had 495,791 shares of Series A preferred stock outstanding and each Series A preferred stock is convertible into 18.4409 shares of the Company’s common stock. As no mandatory dividend is attached to the Series A preferred stock, no adjustment was made to the basic earnings per share to take into consideration the Series A preferred stock. The potential dilutive effect of such preferred stock is 9,139,232 shares of Company’s common stock.

NOTE 6. INVENTORY

Inventory by major categories at December 31 is summarized as follows:

	2007	2006
New vehicles	$3,364,857	$2,310,112
Used vehicles	4,179,732	3,183,658
Parts, accessories and other	1,618,345	1,322,093
	$9,162,934	$6,815,863

Vehicles included in inventory of approximately $2,091,150 and $1,710,000 were pledged to secure the stocking loan outstanding as of December 31, 2007 and 2006, respectively (See Note 11).

NOTE 7. OTHER CURRENT ASSETS

Other current assets by major categories at December 31 are summarized as follows:

	2007	2006
Deposits	$1,471,209	$332,758
Other receivables	1,460,668	1,170,868
	$2,931,877	$1,503,626

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 31 are summarized as follows:

	2007	2006
Leasehold improvements	$2,037,305	$2,586,082
Plant and machinery	487,746	856,072
Furniture, fixtures and office equipment	827,154	1,226,472
Motor vehicles	598,657	515,142
Total	3,950,862	5,183,768
Less: accumulated depreciation	(1,900,012)	(2,806,112)
	$2,050,850	$2,377,656

At December 31, 2007, the net book value of the Company’s motor vehicles included an amount of $239,041 (2006: $333,000) held under capital leases (See Note 11).

NOTE 9. INVESTMENT IN AN ASSOCIATE

On December 30, 2005, Italian Motors (Sales & Service) Limited, a subsidiary of the Company, and Ferrari S.p.A entered into an equity interest transfer agreement relating to the transfer of 29% equity interest (“Equity Transfer”) in Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd. (“FMC”), for a consideration of $870,000. At December 31, 2006, the Equity Transfer had not been approved by the relevant authorities in the PRC and as a result, FMC continued to be accounted for as an associate of the Company. During the forth quarter of 2007, the Equity Transfer was approved by the relevant authorities and the Company’s share of interest in FMC has been disposed.

NOTE 10. DEFERRED TAX ASSETS AND INCOME TAXES

Deferred tax assets

Deferred taxation recognized represents foreign unused tax loss carryforwards from prior years. Gross deferred taxation comprised federal net operating loss and foreign unused tax loss carryforwards from prior years. The federal unused tax loss carryforwards in the amount of $1,728,179 expire through 2027 and the foreign unused tax loss of $908,474 have unlimited useful lives under the local regulation at where the unused tax losses were derived. The foreign unused tax loss carryforwards can only be utilized by the entities generating such losses.

The Company has provided valuation allowances of $604,863 and $169,162 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Net deferred tax assets at December 31 consist of the following:

	2007	2006
Deferred tax assets:
Tax loss carryforwards and gross deferred tax assets	$774,025	$1,101,129
Valuation allowance	(774,025)	(561,249)
Net deferred tax assets	$-	$539,880

Gross deferred tax assets at December 31, 2007 and 2006 were reduced by valuation allowance of $774,025 and $561,249, respectively. The total valuation allowance between periods presented increased by $212,776 and such increase was attributable to the tax effect on foreign tax losses incurred for the year ended December 31, 2007 of $88,332 at enacted foreign profit tax rates, exchange rate effect on foreign unused tax losses carryforwards of $5,061 and the tax effect on federal net operating loss incurred for the year ended December 31, 2007 of $119,383 at the federal tax rate of 35%.

Income taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

	2007	2006	2005
Current:
United States of America	$-	$-	$-
Hong Kong	$-	$-	$-

Deferred:
United States of America	$-	$-	$-
Hong Kong	$538,579	$270,514	$-

No provision of current income tax was provided for the years ended December 31, 2007, 2006 and 2005 as either the assessable profits were set off by the unused tax loss carryforwards or non assessable profits were derived.

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended December 31 is as follows:

	2007	2006	2005
Provision for income taxes at statutory rate of 35%	$1,036,397	$626,585	$510,658
State and local income taxes	-	161,122	131,312
Foreign	(622,968)	(576,969)	(386,641)
Non-deductible expenses and non-assessable profits	(82,564)	15,357	(120,563)
Tax losses not yet recognized	207,714	254,310	-
Utilization of unrecognized tax losses	-	(209,891)	(134,766)
Income taxes	$538,579	$270,514	$-

NOTE 11. BORROWINGS AND BILLS PAYABLE

The Company's borrowings at December 31 consist of the following:

	2007	2006
Bank borrowings	$3,307,597	$3,985,579
Stocking loans	1,967,241	1,329,918
Obligations under finance lease	110,996	278,510
	5,385,834	5,594,007
Borrowings due after one year - obligations under finance lease	-	111,404
Short-term borrowings	$5,385,834	$5,482,603

The bank borrowings, which are mainly used to finance the purchase of vehicles, and stocking loans are secured by pledged bank deposits and/or guarantees provided by fellow subsidiaries and are interest-bearing. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the year ended December 31, 2007 were from 6% to 8.50% per annum (2006: 8.50% to 9.25% per annum). Vehicles included in inventory of approximately $2,091,150 and $1,710,000 were pledged to secure the stocking loans outstanding as of December 31, 2007 and 2006, respectively (See Note 6).

The current portion together with the non-current portion of finance lease was secured by motor vehicle included in property and equipment with a carrying value of approximately $239,041 (2006: 333,000) (See Note 8).

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

NOTE 13. OTHER CURRENT LIABILITIES

Other current liabilities by major categories at December 31 are summarized as follows:

	2007	2006
Accruals	$1,067,884	$443,434
Other payables	6,020,545	6,887,586
	$7,088,429	$7,331,020

The other payables mainly comprised the first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 14. AMOUNTS DUE FROM/TO AFFILIATES AND AN ASSOCIATE

The amounts due from/to affiliates comprised the amounts due from/to entities that are under the common control, where Mr. Richard Man Fai LEE is the common director of the Company and the affiliates. As of December 31, 2006, the amount due from an associate represented the amount due from FMC, the Equity Joint Venture established in PRC. The amount due from an associate was unsecured, interest free and repayable on demand. The amounts due from/to affiliates are unsecured, interest free or interest bearing and repayable on demand.

NOTE 15. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2007, is 500,000,000 shares of which 400,000,000 shares are common stock of par value $0.005 and 100,000,000 shares are preferred stock of par value $0.001. At December 31, 2007, 24,534,491 shares of common stock and 495,791 shares of preferred stock, respectively, were issued and outstanding.

Preferred stock

On April 7, 2006, in order to satisfy certain provisions of the potential share exchange with Technorient as of that date, the Company amended its Articles of Incorporation for the authorization of 100,000,000 shares of “blank check” preferred stock. As of December 31, 2006, the Company had 1,533,973 shares of Series A preferred stock issued and outstanding. The Series A preferred stock has no mandatory dividend with a liquidation preference of $20.00 per share and each share of Series A preferred stock is convertible in 18.4409 shares of Company’s common.

The following is the movement of Series A preferred stock during the year 2006:

•
On September 5, 2006, the Company issued an aggregate of 972,728 shares of the Series A preferred stock in exchange for 49% of the issued and outstanding shares of Technorient. The issuance of Series A preferred stock was pursuant to the terms and conditions of the share exchange agreement between the Company and Technorient (See Note 1).

•
During September 2006, the Company issued 561,245 shares of Series A preferred stock to Happy Emerald Limited (“Happy Emerald”), a related party, for consulting services to be provided to Technorient after the share exchange. Mr Charles Miseroy, the former chief financial officer and treasurer of the Company, was the controlling equity holder of Happy Emerald.

The following is the movement of Series A preferred stock during the year 2007:

•
The Company’s Series A preferred stockholders, Happy Emerald Limited, Mr. Herbert Adamczyk, Corich Enterprises Inc. and Orient Financial Services Limited converted 65,454 shares, 167,273 shares, 727,273 shares and 78,182 shares of Series A preferred stock, respectively, into the Company’s restricted common stock.

•
As a result of the Reverse Stock Split, the conversion price of the Company’s Series A preferred stock has been adjusted up by the one-to-five ratio from $0.04338 to $0.2169 per share, and the conversion ratio of the shares of common stock issued upon conversion of the Series A preferred stock has been proportionately decreased from 92.2045 shares of common stock per one share of Series A preferred stock to 18.4409 shares of new common stock per one share of Series A preferred stock. The conversion ratio and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of Reverse Stock Split. Each stockholder’s percentage ownership interest in the Company and proportional voting power remains unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding of fractional interests.

Common stock

The following is the movement of common stock for the period from July 1, 2006 to September 4, 2006:

•
During August 2006, 1,800,000 shares of common stock of the Company owned by Fred De Luca and Federico G. Cabo, directors of the Company, were cancelled pursuant to the share exchange agreement in connection to the reverse merger.

•
During September 2006, 3,320,000 shares of the Company’s restricted common stock were issued to Edward W. Withrow, III (“Withrow”), a stockholder of the Company, to fully settle the Company’s promissory note payable in the principal amount of $950,000.

•
During September 2006, 1,005,867 shares of the Company’s restricted common stock were issued as the holders of the Company’s 10% callable convertible notes agreed to convert the 10% callable convertible notes in the principal amount of $1,000,000 into such number of shares.

The following is the movement of common stock for the period from September 5, 2006 to December 31, 2006:

•
On November 15, 2006, the Company issued 140,000 shares of it common stock to Withrow as compensation for consultancy services received in the amount of $175,000. The common stock issued was pursuant to a consulting agreement between the Company and Withrow.

The following is the movement of common stock during the year 2007:

•
The Company’s Series A preferred stockholders, Happy Emerald Limited, Mr. Herbert Adamczyk, Corich Enterprises Inc. and Orient Financial Services Limited converted 65,454 shares, 167,273 shares, 727,273 shares and 78,182 shares of Series A preferred stock, respectively, into 1,210,631 shares, 3,084,665 shares, 13,411,568 shares and 1,441,743 shares, respectively, of the Company’s restricted common stock at a conversion ratio of 1 Series A preferred stock to 18.4409 shares of common stock. On March 29, 2007 and June 8, 2007, 17,706,864 shares and 1,441,743 shares of restricted common stock in connection to such Series A preferred stock conversion were issued.

•
On December 7, 2007, the Company effected a reverse stock split pursuant to which each five outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005, and the total number of shares of our common stock outstanding was reduced from 122,672,214 shares to 24,534,491 (the “Reverse Stock Split”). No change was made in the number of the Company’s authorized shares. No script or fractional share certificates were issued in connection with the Reverse Stock Split. Stockholders received a number of shares of new common stock rounded up to the nearest whole number in lieu of fractional interests resulting from the Reverse Stock Split. All of the share number, share prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split. Each stockholder’s percentage ownership interest in the Company and proportional voting power remains unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding of fractional interests. The rights and privileges of the holders of common stock are substantially unaffected by the Reverse Stock Split.

NOTE 16. EQUITY STOCK PLAN

On May 2005, the Company adopted an incentive equity stock plan (the “2005 Plan”) that authorized the issuance of options, right to purchase common stock and stock bonuses up to 500,000 shares. The purpose of the 2005 Plan is to provide incentive to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of stock options, the right to purchase common stock.

The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been no options granted under the 2005 Plan during the periods presented and the number of securities remaining available for future issuance under the 2005 Plan was 19,500 as of December 31, 2007.

NOTE 17. INTEREST EXPENSES AND OTHER FINANCE COSTS

Interest expenses represents interest charged by banks and other financial institution on bank borrowings and stocking loans granted to the Company and are computed based on the applicable interest rates on the unpaid amounts of those bank borrowings or stocking loans. The range of effective interest rates on the Company’s borrowings for the year ended December 31, 2007 were from 6% to 8.5% per annum (2006: 8.50% to 9.25% per annum).

Other finance costs comprised bank and administrative charges charged by banks on the opening and drawing letter of credit. The bank and administrative charges are computed based on a certain percentage of the amount as per each individual letter of credit.

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2007 are as follows:

2008	$2,032,252
2009	1,966,832
2010	996,039
2011	93,121
$5,088,244

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,291,705, $1,178,404 and $1,015,579, respectively.

Employment Agreements

The Company maintains employment agreements with its executive officers which extend through 2008 to 2009. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of December 31, 2007 termination payments totaling $404,000 remain in effect.

NOTE 19. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2007, 2006 and 2005:

	Note		2007	2006	2005
Sales to:
- A related company	(a	)	$395,277	$-	$-
- Affiliates	(a	)	203,853	601,645	254,118
- An associate	(a	)	-	70,733	672,328

Purchases from:
- Director of the Company	(a	)	173,115	-	-
- Affiliates	(a	)	261,179	17,945	464,263
- An associate	(a	)	6,831,036	1,677,790	662,869

Interest received from:
- Affiliates	(b	)	605,496	19,751	51,742

Management fee paid to:
- Affiliates	(c	)	-	309,159	307,692

Management fee received from:
- Affiliates	(c	)	153,880	-	-

Service fee from:
- An associate	(c	)	630,802	643,818	529,232

Rental paid to:
- Affiliate	(c	)	2,180	-	-

Building management fee paid to:
- Affiliate	(c	)	614	-	-

Issuance of common stock:
- A stockholder	(c	)	-	175,000	-

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to a fellow subsidiary is unsecured, bears interest at 8.25% to 8.5% per annum and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

NOTE 20. SUBSEQUENT EVENT

On January 18, 2008, CPMM (Asia) Limited (“CPMM Asia”), a wholly-owned subsidiary of the Company, entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement grants CPMM Asia the exclusive right to sell mens and womens Ready-to-Wear of John Richmond, Richmond X, and Richmond Denim (“products”) and to open points of sale identified by the signs of (“products”) identified by the “John Richmond,” “Richmond,” “Richmond X,” and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which products will be supplied by Falber. In addition, CPMM Asia has the right to use the Signs, and open and manage in the Exclusivity Area mono-brand shops identified by the Signs for the sale of the products and other articles identified by the Signs. CPMM Asia also has the right to sublicense these rights to third parties.

Effective March 27, 2008, Mr Federico G. Cabo resigned as a director of the Company.

NOTE 21. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the summary of the quarterly financial data for the four quarters of 2007 and 2006;

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	2007	$17,010,643	$25,116,405	$26,761,133	$37,624,290
	2006	$9,245,020	$15,655,109	$14,675,018	$31,959,443

Gross profit	2007	$2,518,741	$3,694,131	$4,258,243	$6,272,898
	2006	$1,511,291	$3,194,794	$2,845,593	$5,021,714

Net (loss) earnings	2007	$(259,999)	$388,598	$310,472	$383,191
	2006	$(345,562)	$597,462	$168,842	$138,322

Basic earnings (loss) per share	2007	$(0.0435)	$0.0166	$0.0127	$0.0156
	2006	-	-	$0.1140	$0.0260

Diluted earnings (loss) per share	2007	$(0.0435)	$0.0119	$0.0092	$0.0114
	2006	(0.0120)	0.0211	0.0055	0.0040

Notes:

(a)	The basic earnings (loss) per share for all periods presented have been taken into effect of the Reverse Stock Split (See Note 15).

(b)
Quarterly basis and diluted earnings (loss) per share may not equal total earnings per share for the year as reported in the consolidated statement of income due to the effect of the calculation of weighted average number of shares on a quarterly basis.

[End of financial statements.]

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Effective March 27, 2008, Mr. Federico G. Cabo resigned as a director of the Company. There were no disagreements between Mr. Cabo and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in his resignation. The Board of Directors of the Company is currently considering people to appoint as a new director to fill the vacancy.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name	Age	Position	Director Since
Richard Man Fai Lee	51	Chief Executive Officer, President and Chairman of the Board of Directors	November 2006
Herbert Adamczyk	67	Chief Operating Officer and Director	November 2006
Joseph Tik Tung Wong	51	Chief Financial Officer and Treasurer	November 2006
Federico G. Cabo (1)	63	Director	September 2004
Fred De Luca	77	Director	September 2005

(1) Mr. Cabo submitted his resignation as a director effective March 27, 2008.

BUSINESS EXPERIENCE DESCRIPTIONS

The business background descriptions of the executive officers and directors are as follows:

Richard Man Fai Lee is 51 years old and is the Company’s Chief Executive Officer and President. Mr. Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong Group, a Hong Kong Stock Exchange company, and through Corich Enterprises Inc., the controlling shareholder of Technorient Limited. He is responsible for formulating Wo Kee Hong Group’s overall strategic planning and business development. Mr. Lee has 28 years experience in marketing consumer products. He has a bachelor’s degree and a master's degree in business administration from the University of Minnesota. In September 2006, Mr. Lee was bestowed the title of “Commander of the Order of the Star of Italian Solidarity” by Hon. Romano Prodi, the Prime Minister of Italy, in recognition of his contribution in advancing Italian business and culture in Hong Kong and China. He was also elected and had served for two consecutive terms as the Chairman of the Radio Association of Hong Kong, the trade association of audio visual business in Hong Kong. He has been with Wo Kee Hong Group for 24 years.

Herbert Adamczyk   is 67 years old and is the Company’s Chief Operating Officer. Mr. Adamczyk is also the Managing Director of Technorient. He has over 43 years of experience in the automotive trade in Hong Kong. Originally a semi-professional racing driver and a senior engineer with Volkswagen and Porsche in Germany, Middle East and Hong Kong, Mr. Adamczyk has been with Technorient, a subsidiary of Wo Kee Hong Group, for 25 years.

Joseph Tik Tung Wong, FCCA, CPA is 51 years old and is the Company’s Chief Financial Officer and Treasurer. Mr. Wong is an Executive Director, the Chief Financial Officer and qualified accountant of Wo Kee Hong Group. He is a fellow member of the Association of Chartered Certified Accountants and associate member of the Hong Kong Institute of Certified Public Accountants. He is an Independent Non-executive Director of Chi Cheung Investment Company, Limited.

Federico G. Cabo is 63 years old and he began his series of entrepreneurial successes in 1970 by founding Cabo Distributing Co., a beer, wine and spirits distribution company, which through his leadership became the leader in sales of Mexican beer brands which included Corona, Carta Blanca, Dos Equis, Bohemia, Pacifico and others. He sold the company in 1998 when annual sales had reached $20 million. He then transitioned from distribution to production and in February 1998 co-founded American Craft Brewing Co. (Ambrew), where he served as Director and was majority stockholder of this public company. In June 1998, he also founded Fabrica de Tequilas Finos S.A., a tequila distilling company located in Tequila, Jalisco, Mexico, selling premium tequila to a network of wholesalers throughout the U.S., Canada and Europe. Mr. Cabo served as President of this company from inception to the present date. In August 1998, he expanded his activity in production and distribution by serving as Director and President of Cerveceria Mexicana S.A. de C.V., the 3rd largest brewery in Mexico, which was sold to Coors Brewing Co. in May 2000. Mr. Cabo is also Chief Executive Officer of The Cabo Group, Ltd., the U.S. parent company of Fabrica de Tequilas Finos S.A. Mr. Cabo served as Chief Executive officer of the Company from September 2004 until September 2005. Mr. Cabo graduated as a Civil Engineer from the Universidad Nacional Autonoma De Mexico (UNAM) in 1967, and was employed through 1969 as a Special Applications Engineer at ITT Barton, a liquid gas level and gas flow instrumentation company.

Fred De Luca is 77 years old and he practiced corporate law over a twenty-nine year period until retiring in June 1989 to serve as legal consultant and director to various private and publicly traded companies. From July 1999 until January 2003, Mr. De Luca served as Secretary and was a legal consultant to Quicktest 5, Inc. In January 2003, Quicktest 5, Inc. was the surviving company of a merger with a public company and became QT5, Inc., the predecessor company. He continued to serve as Secretary and legal consultant to Addison-Davis Diagnostics, Inc. (formerly QT 5, Inc.). from January 2003 to the present. In addition, in September 2004 he became a director of Addison-Davis Diagnostics, Inc. From July 1995 to the present, Mr. De Luca has also served as Secretary, director and consultant to Sound City Entertainment Group. From September 1989 to the present, Mr. De Luca was and is a consultant to Automotive Racing Products. Mr. De Luca served as Secretary of the Company from September 2005 until November 2006. Mr. De Luca earned his undergraduate degree at University California Los Angeles (UCLA) and his law degree at Southwestern University School of Law.

OTHER KEY MANAGEMENT

In addition to Messrs. Lee, Adamczyk and Wong whose biographical information is set forth above, the following individuals constitute the senior management of the Technorient Group.

Watson Chit Sing Hui - BBA, MBIM, is 57 years old and is the Company’s Executive Vice President and Head of Business Development. He is an Executive Director of Wo Kee Hong Group. Mr. Hui has over 30 years of experience in retail management, as well as distribution of electrical appliances and consumer electronics products. He has extensive experience in mainland China including serving as a representative of famous European luxurious apparel brands that include Balenciaga and Francesco Smalto, as well as developing and managing prestigious retail shopping malls.

John Newman - MIMI, is 41 years old and is the Executive Vice President of the Company. He is also Wo Kee Hong Group General Manager of Auto Italia and IML, both subsidiaries of the Technorient Group. He has 20 years experience with blue chip sports and luxury car manufacturers and importers, and was a director of a successful motor racing team in Europe. He holds a Diploma in Business and Finance, is a qualified pilot and is a member of the Institute of the Motor Industry in the UK. Experienced in sales, marketing, distribution, dealer development, media communications and customer relationship management, he joined the company in 2005.

Phyllis Sum Yu Ng is 42 years old and is the Company’s Corporate Secretary. Ms. Ng is also the Company Secretary of Wo Kee Hong Group and has held that position for 9 years. She has been working for various listed companies on corporate compliance and corporate finance for over 16 years. She is also an associate of The Institute of Chartered Secretaries and Administrators and The Chartered Institute of Management Accountants.

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

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding;

•
been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of any such reports furnished to us, we believe that during the year ended December 31, 2007, our direct principal stockholders Happy Emerald Limited and Corich Enterprises Inc. and indirect beneficial owner Wo Kee Hong (B.V.I.) Limited were unable to timely file their Initial Statement of Beneficial Ownership on (“Form 3”). However, Corich Enterprises Inc. and Wo Kee Hong (B.V.I.) Limited have since filed their Form 3s on March 30, 2007, and Happy Emerald Limited has filed its Form 3 on June 14, 2007. The Company is aware that Mr. Adamczyk and Corich Enterprises Inc. filed Form 3s erroneously reporting holdings of preferred stock as if they had already been converted to common stock. However, the shares of Preferred Stock were acquired on September 5, 2006 and the shares were not converted to common stock until March 29, 2007. Because the holdings reflected on the Form 3s accurately reflect the current holdings of these shareholders, they did not deem it necessary to amend the Form 3 or file a Form 4. In addition, the Company is aware that 65,454 shares of preferred stock held by Happy Emerald Limited were converted to common stock on March 29, 2007 but Happy Emerald Limited filed a late Form 4 reporting such conversions on November 8, 2007.

CODE OF ETHICS

For the year ended December 31, 2007, the Company did not have a formal written code of business ethics applicable to our chief executive officer and chief financial officer. However, the Company's management does communicate values and ethical standards during Company wide meetings. Further, the Company plans to adopt and approve a formal written code of ethics in 2008.

BOARD OF DIRECTORS

Our Board of Directors is currently composed of three members, two of whom are employees. All members of our Board of Directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors shall be determined from time to time by a majority of our board of directors or stockholders.

Mr. Richard Man Fai Lee has been appointed as the Chairman of the Board of Directors and is also our Chief Executive Officer. In this capacity, he is responsible for meeting with the other executive officers and the Board to review financial and operating results, agendas and minutes of board and committee meetings, and presiding at the meetings of the committees of the Board of Directors. On November 8, 2007, Mr. Federico G. Cabo and Mr. Fred De Luca were re-elected as directors by a unanimous vote of all of the holders of preferred stock. Mr. Federico G. Cabo resigned as a director of the Comapny on March 27, 2008.

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

Director Compensation

We did not have any compensation agreements or arrangements with the members of our Board of Directors for their service on the Board for our fiscal year ended December 31, 2006.

On August 20, 2007, our Board approved the payment of fees to two of our directors, namely Messrs. Cabo and De Luca, in the amount of $5,000 per year. Accordingly, Messrs. Cabo and De Luca, each received a pro-rated director fee of $2,500 for service on our Board from July 1, 2007 to December 31, 2007.

Board Committees and Audit Committee Financial Expert

As of the date of this annual report, our Board of Directors had not appointed an audit, nomination or compensation committee, however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Exchange Act of 1934, as amended. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees, including audit, nomination and compensation committees as necessary and advisable in the future, to facilitate the management of our business.

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

OUR COMPENSATION PHILOSOPHY AND OBJECTIVES

Our Company’s philosophy regarding compensation of our executive officers includes the following principles:

•	our compensation program should align the interests of our management team with those of our stockholders;

•	our compensation program should reward the achievement of our Company’s strategic initiatives and short- and long-term operating and financial goals;

•	compensation should appropriately reflect differences in position and responsibility;

•	compensation should be reasonable; and

•	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

•	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;

•
a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

•	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;

•
the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, stockholders, and others; and

•	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among stockholders.

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

ELEMENTS OF COMPENSATION

The principal elements of our executive compensation are:

•	base salary;

•	discretionary annual cash performance-based incentives;

•	long-term incentive plan awards; and

•	perquisites and other compensation.

BASE SALARIES

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2006, subject to the provisions of each person’s employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

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

LONG-TERM INCENTIVE PLAN AWARDS

In 2005, we adopted our 2005 Incentive Equity Stock Plan (the “2005 Plan”) that authorized the issuance of options, right to purchase common stock and stock bonuses up to 500,000 shares (as adjusted for the reverse stock split in December 2007). Our executive officers are eligible participants in the 2005 Plan. For our named executive officers, our stock incentive program is based on grants that will be individually negotiated with our executives, and we expect the grants, including the amounts of such grants, will be based on the Company’s overall financial performance and on achieving important financial and operational goals. Stock options provide a relatively straightforward incentive for our executives and result in less immediate dilution of existing stockholders’ interests.

No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2007. No stock options were held by the named executive officers as of December 31, 2007.

TERMINATION AND CHANGE IN CONTROL BENEFITS

We provide the opportunity for certain of our named executive officers to be protected under the termination/severance and change in control provisions contained in their employment agreements and/or in the Company’s stock incentive plan. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. Our termination/severance and change in control provisions for our named executive officers are summarized below in “Potential Payments upon Termination or Change-in-Control.” We believe that these termination/severance and change in control benefits are an essential element of our executive compensation and assist us in recruiting and retaining talented executives.

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

POLICY WITH RESPECT TO SECTION 162(M)

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and three other most highly compensated executive officers unless certain performance and other requirements are met. We intend to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. We believe that no part of the Company’s tax deduction for compensation paid to the named executive officers for 2006 will be disallowed under Section 162(m).   We will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of the Company and its stockholders.

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last two fiscal years. The table only includes compensation information regarding our executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensat -ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Man Fai Lee,	2007	$144,000	—	—	—	—	—	—	$144,000
Chief Executive Officer and President (1)	2006	22,000	—	—	—	—	—	—	22,000
Joseph Tik Tung Wong,	2007	60,000	—	—	—	—	—	—	60,000
Chief Financial Officer and Treasurer (2)	2006	9,167	—	—	—	—	—	—	9,167

(1) Mr. Richard Man Fai Lee was appointed as Chief Executive Officer and President of the Company on November 6, 2006.

(2) Mr. Joseph Tik Tung Wong was appointed as Chief Financial Officer and Treasurer of the Company on November 6, 2006.

GRANTS OF PLAN-BASED AWARDS

On May 20, 2005, we adopted our 2005 Incentive Equity Stock Plan (the "2005 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 2,500,000 shares. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. The 2005 Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company’s), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other Awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company's securities.

SEC regulations state that we must disclose information, in a tabular format, regarding each grant of an award made to a named executive officer in the last completed fiscal year under any non-equity and/or equity incentive plan, as well as any other stock awards and option awards granted outside of the Company’s non-equity and/or equity incentive plan. No stock options, stock awards or other equity-based incentives were awarded in 2007 to our executive officers. As a result, we have omitted this table.

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

All of the above-described Employment Agreements state that the executive officer’s (the “Executive”) employment may be terminated prior to the expiration the agreement’s two year term upon the occurrence of the following: (a) voluntarily termination of the agreement by the Executive giving three (3) months’ notice in writing; (b) the Executive’s death; (c) upon termination of the Executive by the Company for “cause”, which is defined as any of the following: (i) the Executive is convicted of, or pleads nolo contendere to, a felony, (ii) the Executive has committed an act of fraud, bad faith or willful misconduct against the Company that is materially detrimental to the Company, or (iii) the Executive has materially breached any of the terms of this Agreement after written notice has been provided by the Company to the Executive regarding the specific nature of such breach and the Executive fails to cure such breach within thirty (30) days; (d) upon the good faith determination of the Board that the Executive has become so physically or mentally incapacitated or disabled as to be unable to satisfactorily perform his duties hereunder for a period of one hundred twenty (120) consecutive calendar days or for one hundred eighty (180) days in any three hundred sixty (360) day period, such determination based upon a certificate as to such physical or mental disability issued by a licensed physician and/or psychiatrist (as the case may be) mutually agreed upon by the Executive and the Company; (e) upon termination of the Executive by the Company for any reason other than for “cause” as defined in (c) above; and (f) upon termination by the Executive of his/her employment for “good reason” which is defined as the occurrence of any of the following events without the express written consent of the Executive: (i) reduction in the Executive's Salary or the benefits set forth above, and (ii) the Company breaching any of the terms of the Employment Agreement.

OPTION EXERCISES AND STOCK VESTED

SEC regulations state that we must disclose information, in a tabular format, regarding stock option exercises by and stock awards that vested for our named executive officers during the fiscal year ended December 31, 2007. Our named executive officers currently do not have any stock options or stock awards, and, as a result, we have omitted this table.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Under our 2005 Equity Incentive Plan (described more fully above under the section “Grants of Plan-Based Awards”) any unvested options will, under certain circumstances, become immediately exercisable in the event of certain mergers or similar transactions involving the Company or in the event of the dissolution or liquidation of Company. However, no options, stock bonuses or stock awards have been granted to our named executive officers as of December 31, 2007 under our 2005 Equity Incentive Plan.

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

Name	Salary (1)	Life Insurance, Group Health and Retirement Benefits or Perquisites
Richard Man Fai Lee	$144,000	$0
Joseph Tik Tung Wong	$60,000	$0

(1)	Amounts in this column reflect estimated salary amounts that would have to be paid under Executive Employment Agreements assuming termination occurred on December 31, 2007.

Further, pursuant to these Executive Employment Agreements, in the event that an executive officer’s employment is terminated without cause, terminated because of death or “physical or mental disability”, or terminated by the executive officer for “good reason” (as such terms are defined and discussed more fully above under the section “Narrative Disclosure To Summary Compensation Table And Grants Of Plan-Based Awards - these triggering events are collectively referred to as “Trigger Events B”) the Company is obligated to: (a) pay to the executive officer or his representatives all salary compensation that is due or will be due through the entire term of this Executive Employment Agreement; (b) pay to the executive officer or his representatives all expense reimbursements due and owing the such officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) pay to the executive officer or his representatives all benefits due to such officer, including benefits, if any, under insurance, group health and retirement benefit plans in accordance with the Company's standard policy, through the Termination Date. Assuming Trigger Events B occur as of the last business day of the Company’s completed fiscal year (December 31, 2007) and causes the termination of our named executive officers’ employment, the table below describes the payments Company would owe to such executive officers:

Name	Salary (1)	Life Insurance, Group Health and Retirement Benefits or Perquisites
Richard Man Fai Lee	$122,000	$0
Joseph Tik Tung Wong	$50,833	$0

(1)	Amounts in this column reflect estimated salary amounts that would have to be paid under Executive Employment Agreements assuming termination occurred on December 31, 2007.

DIRECTORS COMPENSATION

We did not have any compensation agreements or arrangements with the members of our Board of Directors for their service on the Board for our fiscal year ended December 31, 2006, and thus we have omitted the information currently required to be provided in tabular format regarding director compensation.

On August 20, 2007, our Board approved the payment of fees to two of our directors, namely Messrs. Cabo and De Luca, in the amount of $5,000 per year. Accordingly, Messrs. Cabo and De Luca, each received a pro-rated director fee of $2,500 for service on our Board from July 1, 2007 to December 31, 2007.

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

COMPENSATION COMMITTEE REPORT

We currently do not have a Compensation Committee. However, the members of our Board of Directors have reviewed and discussed the Compensation, Discussion and Analysis contained in this annual report on Form 10-K with management. Based on the Board’s review of, and discussions with management with respect to, the Compensation Discussion and Analysis, they have recommended that the Compensation Discussion and Analysis be included in our 2007 annual report on Form 10-K.

EQUITY COMPENSATION PLAN

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	19,500

Total	—	—	19,500

On May 20, 2005, we adopted an incentive equity stock plan (the "2005 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 500,000 shares (as adjustment for the reverse stock split in December 2007). The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of stock options, the right to purchase common stock (“stock awards”) and stock bonuses.

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

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There were 2,402,500 shares (before adjustment for the stock split taken place on December 7, 2007) issued and no options granted and outstanding under the 2005 Plan, and the number of shares available for options, stock awards and stock bonuses grants as of December 31, 2007 was 19,500 shares.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth the ownership of our common stock as of the date of March 26, 2008:

•	Each stockholders known by us to own beneficially more than 5% of our common stock;

•	Each executive officer;

•	Each director or nominee to become a director; and

•	All directors and executive officers as a group.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Wo Kee Hong Building, 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. Applicable percentages are based upon 24,534,491 post-split voting shares of common stock outstanding as of March 26, 2008:

Name of Executive Officers and Directors	Amount and Nature of Beneficial Ownership (1)		Percentage of Outstanding Shares (%)
Richard Man Fai Lee, CEO, President and Chairman	0	(2)	0
Herbert Adamczyk, Chief Operating Officer and Director	3,084,665		12.6
Joseph Tik Tung Wong, Chief Financial Officer and Treasurer	0		0
Federico G. Cabo, Director	0	(3)	0
Fred De Luca, Director	4,764	(3)	*
Name of Principal Stockholders (5% Beneficial Owners)
Corich Enterprises Inc.	13,411,569	(4)	54.7
Wo Kee Hong (Holdings) Limited	13,411,569	(4)	54.7
Wo Kee Hong (B.V.I.) Limited	13,411,569	(4)	54.7
Happy Emerald Ltd.	9,139,232	(5)	27.1
All directors and executive officers as a group (5 persons)	3,089,429		12.6

* denotes holdings of less than 1%

(1)
Based on 24,534,491 post split voting shares outstanding after giving effect to the reverse stock split pursuant to which each five (5) then outstanding shares of common stock, par value $0.001, were automatically converted into one (1) share of common stock, par value $0.005. The stock split is more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2007, and is incorporated herein by reference.

(2)
Mr. Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited. Mr. Lee is one of the beneficiaries of a discretionary trust the trustee of which holds a 38.04% interest in Wo Kee Hong (Holdings) Limited. Mr. Lee and his spouse personally hold approximately 1% interest in Wo Kee Hong (Holdings) Limited. Mr. Lee disclaims beneficial ownership of the shares of the Company beneficially owned by Wo Kee Hong (Holdings) Limited.

(3)
The addresses of Mr. Fred De Luca and Mr. Federico G. Cabo, are 2306 Sugarloaf Drive, Agoura, CA #91301 and P.O. Box 10007, Newport Beach, CA #92658, respectively. Mr. Federico G. Cabo resigned as a director of the Comapny on March 27, 2008.

(4)
Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc., which, is the direct stockholder of record of these shares. All three of these entities share voting power over these shares.

(5)
Calculated based on 495,791 shares of Series A Convertible Preferred Stock which are convertible into 9,139,232 shares of common stock. Mr. Charles Miseroy, former CFO of Xact Aid, is the controlling equity holder of Happy Emerald Ltd., the record owner of the shares of Series A Preferred Stock. Happy Emerald Ltd.’s address is 12318 Foxcroft Place, Granada Hills, California 91344-1621.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2007, 2006 and 2005:

	Note	2007	2006	2005
		$	$	$
Sales to:
- Wo Kee Hong Limited, Affiliate	(a)	187,272	436,788	254,118
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	16,581	164,857	-
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	-	70,733	672,328
-Vogue World Limited, related company	(a)	395,277	-	-

Purchases from:
- Wo Kee Hong Limited, Affiliate	(a)	111,305	1,075	460,623
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	2,693	-	-
- Wo Kee Services Limited, Affiliates	(a)	18,069	11,198	-
- Rogers Entertainment International Limited, Affiliates	(a)	-	2,576	-
- Wo Kee Hong (Shenzhen) Limited, Affiliates	(a)	-	3,096	-
- Shinwa Engineering Company Limited, Affiliates	(a)	-	-	3,589
- Auto Sportiva Limited, Affiliates	(a)	129,054	-	-
- Mega Warehouse (HK) Limited, Affiliates	(a)	58	-	51
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	6,831,036	1,677,790	662,869
- Jeff Man Bun Lee, Director of Technorient Limited	(a)	173,115	-	-

Interest received from:
- Wo Kee Hong Limited, Affiliate	(b)	77,282	19,751	51,742
- Auto Sportiva Limited, Affiliates	(b)	226,565	-	-
- Keyforce Holdings Limited, Affiliates	(b)	286,688	-	-
- Keyforce (BVI) Limited, Affiliates	(b)	14,961	-	-

Management fee received from:
- Auto Sportiva Limited, Affiliates	(c)	76,940	-	-
- Keyforce Holdings Limited, Affiliates	(c)	38,470	-	-
- Noble Brand Investment Limited, Affiliates	(c)	38,470	-	-

Management fee paid to:
- Wo Kee Hong (Holdings) Limited, Affiliate	(c)	-	309,159	307,692

Building management fee from:
- Wo Kee Services Limited, Affiliates	(c)	614	-	-

Rental paid to:
- Wo Kee Services Limited, Affiliates	(c)	2,180	-	-

Service fee from:
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(c)	630,802	643,818	529,232

Issuance of common stock pursuant to a consulting agreement:
- Edward W. Withrow, III, a stockholder	(c)	-	175,000	-

Issuance of preferred stock pursuant to a consulting agreement
- Happy Emerald Limited, a stockholder	(d)	-	1,468,930	-

Notes:

(a)       The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)       The loan advance to an affiliate is unsecured, bears interest rate range from 8.25% to 8.5% per annum and repayable on demand.

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

DIRECTOR INDEPENDENCE

Currently, none of the directors serving on our board are “independent,” within the meaning of the applicable federal securities laws. However, we expect to be able to attract and recruit additional candidates to serve on our board as independent directors, the timing of which will depend on the availability and willingness of qualified independent director candidates to serve in such capacity. Our Board plans to appoint independent directors as part of its plans to form audit, nomination and compensation committees for the Company in the immediate future.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2006
(i) Audit Fees	$233,829	$313,698
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$233,829	$313,698

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in the Company’s periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2007 or 2006.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2007 or 2006.

All Other Fees. These fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2007 or 2006.

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

Exhibit
Number	Description
3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006, filed herewith.

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (2)

10.1
Share Exchange Agreement dated July 15, 2006 among the Company, Inc., Fred De Luca, Corich Enterprises, inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006. (3)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (3)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (3)

10.4
Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. (3)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(3)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2006. (4)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2006. (4)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2006. (4)

10.9	Employment Agreement by and among Phyllis Sum Yu Ng and the Company dated November 6, 2006. (4)

21	List of Significant Subsidiaries.

23.1	Consent of HLB Hodgson Impey Cheng.

23.2	Consent of Clancy and Co., P.L.L.C.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (3)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (3)

99.3	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (3)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (3)

99.5	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (3)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (3)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (3)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (3)

99.9
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004. (3)

99.10
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004. (3)

99.11	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (3)

99.12
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (3)

99.13
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (3)

99.14
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (3)

99.15
Amended and Restated Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among PolyTechnologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (3)

99.16
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (3)

99.17	Letter to Shareholders, dated June 18, 2007. (5)

99.18
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008. (6)

99.19	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007, filed herewith.

99.20	Letter of Resignation from Federico G. Cabo dated March 27, 2008, filed herewith.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange commission on November 26, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Man Fai Lee
Richard Man Fai Lee	Chief Executive Officer, President and Chairman of the Board	March 31, 2008

/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong	Chief Financial Officer and Treasurer	March 31, 2008

/s/ Herbert Adamczyk
Herbert Adamczyk	Chief Operating Officer and Director	March 31, 2008

/s/ Fred De Luca
Fred De Luca	Director	March 31, 2008