Form 10-Q
period 2008-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2008-05-12
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

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

(852) 2954-2469
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

The number of shares of Common Stock outstanding as of May 6, 2008 was 29,104,110.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2008

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,496,258	$6,583,566
Restricted cash	1,156,381	1,154,226
Trade receivables, net of provision	9,730,268	10,440,455
Inventory, net	14,009,371	9,162,934
Prepayments	1,861,240	1,602,793
Other current assets	3,429,042	2,931,877
Amounts due from affiliates	9,232,108	10,226,161
Total current assets	45,914,668	42,102,012
Property and equipment, net	2,040,456	2,050,850
Goodwill	39,564	39,436
TOTAL ASSETS	$47,994,688	$44,192,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,535,370	$5,274,838
Obligations under finance lease – current portion	69,597	110,996
Bills payable	1,683,482	2,659,191
Trade payables	3,990,147	1,063,265
Deposits received	21,581,679	16,306,698
Other current liabilities	5,310,422	7,088,429
Amounts due to affiliates	1,617,426	1,457,134
TOTAL LIABILITIES	37,788,123	33,960,551

Minority interests	5,026,155	4,918,636

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 247,798 shares as at March 31, 2008; (495,791 shares as at December 31, 2007)	248	496
Common stock
Authorized: 400,000,000 common stock, par value $0.005
Issued and outstanding: 29,104,110 shares as at March 31, 2008; (24,534,491 shares as at December 31, 2007)	145,521	122,672
Additional paid-in-capital	5,558,888	5,581,489
Accumulated other comprehensive income	215,511	118,892
Accumulated deficit	(739,758)	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	5,180,410	5,313,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,994,688	$44,192,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
	2008	2007
Sales:
New and used vehicles	$19,913,416	$15,823,975
Parts and services and others	1,533,411	1,186,668
Net sales	21,446,827	17,010,643

Cost of sales:
New and used vehicles	(17,485,282)	(14,149,803)
Parts and services and others	(499,666)	(342,099)
Total cost of sales	(17,984,948)	(14,491,902)

Gross profit:
New and used vehicles	2,428,134	1,674,172
Parts and services and others	1,033,745	844,569
Total gross profit	3,461,879	2,518,741

Selling, general and administrative expenses	(3,773,477)	(2,635,109)

Operating loss	(311,598)	(116,368)

Other income (expenses)
Interest expenses and other finance costs	(131,763)	(177,287)
Share of result of an associate	-	(39,892)
Other income	321,560	90,343
Total other income (expenses)	189,797	(126,836)

Loss before minority interests and income taxes	(121,801)	(243,204)

Provision for income taxes	-	-

Loss before minority interests	(121,801)	(243,204)

Minority interests	(107,519)	(16,795)

Net loss	$(229,320)	$(259,999)

Loss per share
Basic	$(0.0092)	$(0.0435)

Diluted	$(0.0092)	$(0.0435)

Weighted average number of common stock outstanding
Basic	24,936,216	5,976,065

Diluted	24,936,216	5,976,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2008	2007
Operating activities:
Net loss	$(229,320)	$(259,999)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interests	107,519	16,795
Depreciation and amortization	197,569	172,539
Provision for bad debts and bad debts written off	69,861	53,825
Provision for inventory written back	-	(8,975)
Equity earnings of an associate	-	39,892
Other non-cash items	79,901	(11,987)
Changes in operating assets and liabilities:
Trade receivables	640,326	6,847,438
Other current assets and prepayments	(755,612)	(292,531)
Inventory	(4,846,437)	(2,621,121)
Trade payables	2,926,882	(180,672)
Other current liabilities and deposits received	3,496,974	(2,317,257)
Net cash provided by operating activities	1,687,663	1,437,947

Investing activities:
Purchases of property and equipment	(170,586)	(33,580)
Decrease in restricted cash	(2,155)	-
Net cash used in investing activities	(172,741)	(33,580)

Financing activities:
Advances from (to) affiliates	1,154,346	(2,493,164)
Repayments from an associate	-	101,032
Decrease in borrowings and bills payable	(2,756,576)	(319,180)
Net cash used in financing activities	(1,602,230)	(2,711,312)

Decrease in cash and cash equivalents	(87,308)	(1,306,945)

Cash and cash equivalents at beginning of the period	6,583,566	3,475,635

Cash and cash equivalents at end of the period	$6,496,258	$2,168,690

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$131,763	$177,287

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

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the results that may be expected for 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the 2007 annual report on Form 10-K.

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

Earnings (loss) per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common stocks outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common stocks outstanding and the dilutive effect of common stock equivalents. The computation of diluted loss per share does not assume the dilutive effect of common stock equivalents as the effect of the common stock equivalents is antidilutive.

Segment reporting

The Company determines and classified its operating segments in accordance SFAS No. 132 Disclosures About Segments of An Enterprise and Related Information. The Company identified and classifies its operating segments based on the nature of the products and services with similar economic characteristics. The Company’s reportable segment is motor vehicles retailing, which includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts.

Reclassifications

Certain financial statement line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net sales, operating results, or net financial position.

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

Our Company relies on supplies from numerous vendors. For the three months ended March 31, 2008 and 2007, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. In addition, the suppliers’ concentration of risk pose effect to the concentration of risk with respect to trade payables as the Company has made certain of the purchases through credits provided by vendors.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company has elected not to adopt the fair value provisions of SFAS 159.

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

NOTE 4. LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	2008	2007

Numerator:
Net loss	$(229,320)	$(259,999)

Denominator:
Weighted average common stock outstanding	24,936,216	5,976,065
Effect of dilutive preferred stock	-	-
Weighted average common stock and dilutive potential common stock	24,936,216	5,976,065

Basic net loss per share	$(0.0092)	$(0.0435)

Diluted net loss per share	$(0.0092)	$(0.0435)

On December 7, 2007, the Company effected a reverse stock split pursuant to which each five outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005 (the “Reverse Stock Split”). All of the share number, share prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split.

As no mandatory dividend is attached to the Series A convertible preferred stock (“Series A Preferred Stock”), no adjustment was made to the basic loss per share to take into consideration the Series A Preferred Stock.

The computation of diluted loss per share for the three months ended March 31, 2008 and 2007 did not assume the exercise of the potential dilution of Series A Preferred Stock as the exercise of such preferred stock is antidilutive.

NOTE 5. INVENTORY, NET

Inventory by major categories are summarized as follows:

	March 31,	December 31,
	2008	2007

New vehicles	$7,741,481	$3,364,857
Used vehicles	3,966,080	4,179,732
Parts, accessories and others	2,301,810	1,618,345
	$14,009,371	$9,162,934

Vehicles included in inventory of approximately $919,000 and $2,091,150 were pledged to secure the stocking loan outstanding as of March 31, 2008 and December 31, 2007, respectively (See Note 6).

NOTE 6. BORROWINGS

The Company's borrowings are summarized as follows:

	March 31,	December 31,
	2008	2007

Bank borrowings	$2,680,944	$3,307,597
Stocking loans	854,426	1,967,241
Obligations under finance lease	69,597	110,996
Short-term borrowings	$3,604,967	$5,385,834

Vehicles included in inventory of approximately $919,000 and $2,091,150 were pledged to secure the stocking loan outstanding as of March 31, 2008 and December 31, 2007, respectively. The finance lease was secured by motor vehicle included in property and equipment with a carrying value of approximately $217,000 (December 31, 2007: $239,041).

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	March 31,	December 31,
	2008	2007

Accruals	$1,309,103	$1,067,884
Other payables	4,001,319	6,020,545
	$5,310,422	$7,088,429

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ STOCK

General

The Company’s total authorized capital at March 31, 2008, is 500,000,000 shares of which 400,000,000 shares are common stock of par value $0.005 and 100,000,000 shares are preferred stock of par value $0.001. At March 31, 2008, 29,104,110 shares of common stock and 247,798 shares of preferred stock, respectively, were issued and outstanding.

The Company had previously reported that 495,791 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2007. However, only 495,596 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2007. The Company deems this overstatement of 195 shares of Series A Preferred Stock as immaterial and having no material impact on past reports, thus no adjustment was made retrospectively to past reports. Correction to the stockholders records was made during this period instead.

Common stock

On January 28, 2008, the Company’s Series A Preferred Stock holder, Happy Emerald Limited transferred 247,798 shares of the Company’s Series A Preferred Stock to Global Premium Brands, Co. Inc. and Happy Emerald Limited has retained the ownership of the remaining 247,798 shares of Series A Preferred Stock.

Subsequent to the aforesaid transfer and prior to the period ended March 31, 2008, Global Premium Brands, Co. Inc. converted 247,798 shares of the Company’s Series A Preferred Stock into 4,569,619 shares of the Company’s restricted common stock at a conversion ratio of 1 Series A Preferred Stock to 18.4409 shares of common stock. On March 24, 2008, the 4,569,619 shares of restricted common stock in connection to such Series A Preferred Stock conversion were issued.

Preferred stock

The movement of the preferred stock during the three months ended March 31, 2008 is stated in the common stock section above.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of March 31, 2008 are as follows:

2008	$2,760,065
2009	3,359,226
2010	2,340,068
2011	656,145
$9,115,504

Rent expense for the three months ended March 31, 2008 and 2007 was $648,471 and $286,679, respectively.

Employment Agreements

The Company maintains employment agreements with its executive officers which extend through 2007 to 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of March 31, 2008, committed compensation to the executives and other key employees totaling approximately $197,000 remain in effect.

NOTE 10. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months ended March 31 are as follows:

	Three months ended March 31,
	2008	2007

Comprehensive income (loss):
Net loss	$(229,320)	$(259,999)
Translation adjustments	96,619	(2,647)
Total comprehensive loss, net of taxes	$(132,701)	$(262,646)

NOTE 11. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended March 31:

	Notes	2008	2007

Sales to:
- Affiliates	(a)	$4,026	$3,835

Purchases from:
- Affiliates	(a)	1,986	5,559
- An associate	(a)	-	1,428,160

Interest received from:
- Affiliates	(b)	126,018	11,047

Management fee income from:
- Affiliates	(c)	46,177	-

Service fee from:
- An associate	(c)	-	132,972

Rental income received from:
- Affiliates	(c)	38,482	-

Rental paid to:
- Affiliate	(c)	6,633	-

Building management fee paid to:
- Affiliate	(c)	608	-

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loans advance to an affiliate are unsecured, bears interest at 5.5% per annum and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

[End of condensed consolidated financial statements.]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Premium Lifestyle Enterprise, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources”; and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of importation, distributing and sales distributing and selling of premium brand luxury products in the Hong Kong Special Administrative Region, (“Hong Kong”), the Macau Special Administrative Region, (“Macau”), and in the People’s Republic of China, (which for the purpose of this report excludes Hong Kong, Macau and Taiwan, and hereinafter “China”). Currently, the Company’s main business is its ownership interest in Technorient Limited, a private limited liability company incorporated in Hong Kong. Business of subsidiaries of Technorient Limited consists mainly of import, distribution, and after-sale service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. The Company is also planning to import, distribute and sell premium brand apparel and other luxury brand products in Hong Kong, Macau, China and Taiwan.

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

On June 9, 2006, the Company entered into a share exchange agreement (the "Exchange Agreement") with Technorient, Fred De Luca, a director of the Company, Corich Enterprises Inc., a British Virgin Islands corporation ("Corich"), and Herbert Adamczyk (collectively the “parties”). Subsequently, on July 15, 2006, the parties entered into an amended share exchange agreement, which agreement replaced in its entirety and superseded the Exchange Agreement. We refer to this share exchange agreement, as amended and restated, as the Amended Exchange Agreement. Pursuant to the terms of the Amended Exchange Agreement, the Company agreed to acquire from Corich and Mr. Adamczyk (the "Sellers") 49% of the outstanding capital stock of Technorient in exchange for the Company issuing to the Sellers and Orient Financial Services Ltd. ("OFS") 972,728 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") (this share exchange transaction is hereinafter referred to as the "Exchange"). The 972,728 Series A Preferred Shares were convertible into approximately 89,689,881 shares of common stock, which on an as-converted basis represented 53.5% of the outstanding common stock of the Company on a fully diluted basis, taking into account the Exchange.

As of August 31, 2006, the Company had 21,629,339 outstanding shares of common stock. The Company’s Articles of Incorporation provided for authorized capital of two hundred million shares (200,000,000) of which one hundred million (100,000,000) were $0.001 par value common stock and one hundred million (100,000,000) are $0.001 par value preferred stock. Prior to the Exchange, Federico G. Cabo, a director, owned 3,000,000 shares of common stock, and Mr. De Luca, secretary and director, owned 6,000,000 shares of common stock. Pursuant to the Exchange, the Company cancelled the 9,000,000 shares of common stock owned by Messrs. De Luca and Cabo (the "Share Cancellations").

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

On July 10, 2007, the Company entered into a Non-binding Letter of Intent with Keyforce (BVI) Limited (“Keyforce (BVI)”) (the “Letter of Intent”), a subsidiary of Wo Kee Hong (Holdings) Limited of Hong Kong, to begin negotiations to acquire from Keyforce (BVI) its luxury yacht distribution business. Keyforce (BVI) is the sole shareholder of Keyforce Holdings Limited (“Keyforce Holdings”) and Noble Brand Investments Limited (“Noble Brand”). Keyforce Holdings is engaged in the distribution of luxurious Italian “Ferretti” motor yachts in China while Noble Brand distributes Taiwanese produced “Horizon” motor yachts in China, Hong Kong and Macau. The Letter of Intent expired on January 9, 2008. As of the date of filing of this Form 10Q, no binding agreements had been entered into, but discussions remain ongoing.

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

Each stockholder’s percentage ownership interest in the company and proportional voting power remained unchanged after the stock split except for adjustments resulting from post-split rounding of fractional interests. The rights and privileges of the holders of common stock were substantially unaffected by the stock split.

On April 24, 2008, the Company adopted a Code of Business Conduct and Ethics applicable to its employees, officers and directors.

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

King Express Group Limited has been appointed as exclusive distributor by “AgustaWestland” helicopters for Hong Kong and Macau for the complete fleet of “AgustaWestland ” commercial helicopters. It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently the “AgustaWestland” helicopters business is in its preparatory stage with likely arrival of the first helicopter anticipated at the beginning of 2010.

CPMM (ASIA) OVERVIEW

On January 18, 2008, CPMM Asia, a wholly-owned subsidiary of the Company, entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement grants CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim  (“Products”) and to open points of sale identified by the signs of Products “John Richmond,” “Richmond,” “Richmond X,” and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products will be supplied by Falber. In addition, CPMM Asia has the right to use the Signs, and open and manage in the Exclusivity Area mono-brand shops identified by the Signs for the sale of the Products and other articles identified by the Signs. CPMM Asia also has the right to sublicense these rights to third parties. The first mono brand shop of “Richmond X” was opened in Hong Kong at the end of 2007. In early May 2008, CPMM Asia opened a second mono brand shop in Hong Kong.

EMPLOYEES

As of March 31, 2008, we employed approximately 173 persons on a full-time basis in Hong Kong and China. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

The Company had previously reported that 495,791 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2007. However, only 495,596 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2007. The Company deems this overstatement of 195 shares of Series A Preferred Stock as immaterial and having no material impact on past reports.

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

On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to US dollars but instead is allowed to trade in a tight band against a basket of foreign currencies. If the RMB were to increase in value against the U.S. dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of any dividends payments. For example, an appreciation of RMB against the U.S. dollar or Hong Kong dollars would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar or the Macau Pataca, if it occurred, would adversely affect the value of your investment.

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) included as Item 1 of Part I herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company has elected not to adopt the fair value provisions of SFAS 159.

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

RESULTS OF OPERATIONS

Results of operations comparison of three months ended March 31, 2008 to three months ended March 31, 2007

SALES

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

New and Used Vehicles	$19,914,000	92.9%	$15,824,000	93%
Parts and Services and others	$1,533,000	7.1%	$1,187,000	7%

Total	$21,447,000	100%	$17,011,000	100%

Total Sales’ mainly consists of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for three months ended March 31, 2008 increased by approximately $4,436,000 or 26% to approximately $21,447,000, compared with approximately $17,011,000 for the same period of 2007. The increase was primarily attributable to the increased sales from our new and used vehicle trading segment. This was primarily due to the increasing deliveries of the “Maserati” 8-cylinder, two-door 2+2 coupe, the “GranTurismo” which was launched in the last quarter of 2007. The increase in parts and service sales was mainly attributed to the increase in deliveries of Ferrari and Maserati cars to customers during the last few years.

COST OF SALES

Cost of sales for the three months ended March 31, 2008 increased to $17,985,000 from $14,492,000 for the three months ended March 31, 2007, a $3,493,000 or 24.1% increase was in line with the increase in Company’s increase in revenues during this period.

GROSS PROFIT

Gross profit margin for three months ended March 31, 2008 increased by 1.3% from 14.8% for the same period of 2007 to 16.1% for the current period and the gross profit increased by approximately $943,000 to approximately $3,462,000 for the three months ended March 31, 2008. This increase is mainly attributed to the new and used vehicles trading segment. Gross profit margin increase in the first quarter of 2008 was mainly due to deliveries of the “GranTurismo” and sale of certain highly acclaimed Ferrari used cars included Ferrari F599 GTB Fiorano and F430 Spider .

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses.

S,G&A for the three months ended March 31, 2008 were approximately $3,773,000, compared to approximately $2,635,000 for the same period of 2007. The approximately $1,138,000 increase in S,G&A expenses was primarily due to the growth of revenues and rapid business expansion which was reflected in our increased staff cost, rental expenses and depreciation expenses. The staffing expenses increased from approximately $1,020,000 for the three months ended March 31, 2007 to approximately $1,784,000 for the same period of 2008. The aggregate of rent, rate and building management fees increased from approximately $319,000 for the three months ended March 31, 2007 to approximately $702,000 for the same period of 2008.

OTHER INCOME (EXPENSES) , NET

Other income increased to approximately $190,000 compared with other expenses of approximately $127,000 in the first quarter of 2007, a total increase of $317,000. The increase was primarily due to the increased management fee, interest and rental income charged to affiliate companies and decreased interest expenses. The management fee, interest and rental income charged to affiliate companies increased from approximately $11,000 for the three months ended March 31, 2007 to approximately $211,000 for the same period of 2008. The interest expenses decreased from approximately $177,000 in the first quarter of 2007 to approximately $132,000 for the same period of 2008.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $1,688,000 for the three months ended March 31, 2008, compared to generating cash resources of approximately $1,438,000 for the three months ended March 31, 2007, primarily as a net result of the following:

•
For the three months ended March 31, 2008, cash flow provided by sales net of operating expenses increased by approximately $224,000 to $226,000. The increase was primarily as a result of the increase in sales.

•
For the three months ended March 31, 2008, account receivables decreased by approximately $640,000, primarily due to the collection of account receivables relating to the sales recognized in the fourth quarter of 2007.

•	For the three months ended March 31, 2008, our inventory increased by approximately $4,846,000. The increase was consistent with our business growth especially in the car trading segment.

•
For the three months ended March 31, 2008, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash inflow from operations of approximately $1,462,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2008, we expended net cash of approximately $173,000 in investing activities, mainly for the acquisition of property, plant and equipment to support the growth of our business. For the three months ended March 31, 2007, we utilized approximately $34,000 in investing activities, mainly for acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

During the three months ended March 31, 2008, we repaid approximately $2,757,000 of our obligations owed on outstanding debt as compared to approximately $319,000 for the three months ended March 31, 2007.

For the three months ended March 31, 2008, we received approximately $1,154,000 advances from affiliates respectively. For the three months ended March 31, 2007, we provided approximately $2,493,000 advance to affiliates and received approximately $101,000 advance from associate. The advances to / from affiliates were made to / from entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portions depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at March 31, 2008 by approximately $8,127,000 a slight decrease of $14,000 from December 31, 2007. The ratio of our current assets to our current liabilities was 1.22 to 1 at March 31, 2008 compared to 1.24 to 1 at December 31, 2007. At March 31, 2008, our current assets of approximately $45,915,000 included approximately $14,009,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $37,788,000 included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $21,582,000.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At March 31, 2008, we had approximately $6,496,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the three months ended March 31, 2008 was not material to us.

Item 4(T).  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits.

Exhibit Number	Description
14	Code of Business Conduct and Ethics

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

Date: May 12, 2008	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer