Form 10-Q
period 2008-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2008-08-12
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

The number of shares of Common Stock outstanding as of August 1, 2008 was 29,104,110.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008 AND
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,925,848	$6,583,566
Restricted cash	1,154,157	1,154,226
Trade receivables, net of provision	6,562,508	10,440,455
Inventory, net	16,364,246	9,162,934
Prepayments	1,827,482	1,602,793
Other current assets	5,298,280	2,931,877
Amounts due from affiliates	11,727,114	10,226,161
Total current assets	47,859,635	42,102,012
Property and equipment, net	1,960,326	2,050,850
Goodwill	39,488	39,436
TOTAL ASSETS	$49,859,449	$44,192,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4 ,485,011	$5,274,838
Obligations under finance lease - current portion	-	110,996
Bills payable	2,018,140	2,659,191
Trade payables	3,506,099	1,063,265
Deposits received	22,738,830	16,306,698
Other current liabilities	3,168,471	7,088,429
Amounts due to affiliates	2,418,124	1,457,134
TOTAL LIABILITIES	38,334,675	33,960,551

Minority interests	5,921,039	4,918,636

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 247,798 shares as at June 30, 2008; (495,791 shares as at December 31, 2007)	248	496
Common stock
Authorized: 400,000,000 common stock, par value $0.005
Issued and outstanding: 29,104,110 shares as at June 30, 2008; (24,534,491 shares as at December 31, 2007)	145,521	122,672
Additional paid-in-capital	5,558,888	5,581,489
Accumulated other comprehensive income	248,445	118,892
Accumulated deficit	(349,367)	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	5,603,735	5,313,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,859,449	$44,192,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales:
New and used vehicles	$29,565,593	$23,646,806	$49,479,009	$39,470,781
Parts and services and others	1,682,337	1,469,599	3,215,748	2,656,267
Net sales	31,247,930	25,116,405	52,694,757	42,127,048

Cost of sales:
New and used vehicles	(25,574,673)	(20,995,511)	(43,059,955)	(35,145,314)
Parts and services and others	(472,994)	(426,763)	(972,660)	(768,862)
Total cost of sales	(26,047,667)	(21,422,274)	(44,032,615)	(35,914,176)

Gross profit:
New and used vehicles	3,990,920	2,651,295	6,419,054	4,325,467
Parts and services and others	1,209,343	1,042,836	2,243,088	1,887,405
Total gross profit	5,200,263	3,694,131	8,662,142	6,212,872

Selling, general and administrative expenses	(4,469,773)	(2,977,660)	(8,243,250)	(5,612,769)

Operating earnings	730,490	716,471	418,892	600,103

Other income (expenses)
Interest expenses	(128,957)	(244,693)	(260,720)	(421,980)
Share of result of an associate	-	(38,168)	-	(78,060)
Other income	683,742	394,489	1,005,302	484,832
Total other income (expenses)	554,785	111,628	744,582	(15,208)

Earnings before minority interests and income taxes	1,285,275	828,099	1,163,474	584,895

Provision for income taxes	-	-	-	-

Earnings before minority interests	1,285,275	828,099	1,163,474	584,895

Minority interests	(894,884)	(439,501)	(1,002,403)	(456,296)

Net earnings	$390,391	$388,598	$161,071	$128,599

Earnings per share
Basic	$0.0134	$0.0165	$0.0059	$0.0087

Diluted	$0.0115	$0.0119	$0.0050	$0.0053

Weighted average number of common stock outstanding
Basic	29,104,110	23,457,096	27,020,163	14,764,871

Diluted	33,673,729	32,596,332	31,589,782	23,904,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2008	2007
Operating activities:
Net earnings	$161,071	$128,599
Adjustments to reconcile net earnings to net cash provided by operating activities
Minority interests	1,002,403	456,296
Depreciation and amortization	404,026	348,183
Disposal of property and equipment	(130,168)	-
Provision for bad debts and bad debts written off / (bad debts written back)	(28,635)	21,607
Provision for inventory written back	-	(8,967)
Equity earnings of an associate	-	78,060
Other non-cash items	110,521	28,959
Changes in operating assets and liabilities:
Trade receivables	3,906,582	5,662,411
Other current assets and prepayments	(2,591,092)	(502,848)
Inventory	(7,201,312)	(4,803,833)
Trade payables	2,442,834	1,245,068
Other current liabilities and deposits received	2,512,174	664,012
Net cash provided by operating activities	588,404	3,317,547

Investing activities:
Purchases of property and equipment	(495,143)	(73,856)
Proceeds from disposal of property and equipment	330,858	-
Net cash used in investing activities	(164,285)	(73,856)

Financing activities:
Advances to affiliates	(539,963)	(4,745,629)
Advances to an associate	-	(612,829)
Decrease in borrowings and bills payable	(1,541,874)	(914,253)
Net cash used in financing activities	(2,081,837)	(6,272,711)

Decrease in cash and cash equivalents	(1,657,718)	(3,029,020)

Cash and cash equivalents at beginning of the period	6,583,566	3,475,635

Cash and cash equivalents at end of the period	$4,925,848	$446,615

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$260,720	$421,980

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

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

Our Company relies on supplies from numerous vendors. For the three months and six months ended June 30, 2008 and 2007, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. In addition, the suppliers’ concentration of risk pose effect to the concentration of risk with respect to trade payables as the Company has made certain of the purchases through credits provided by vendors.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company has elected not to adopt the fair value provisions of SFAS 159 and the adoption of SFAS 159 did not have a significant impact of its financial position, cash flows and results of operations.

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

NOTE 4. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows for the three months and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net earnings available to common shareholders	$390,391	$388,598	$161,071	$128,599

Denominator:
Weighted average common stock outstanding	29,104,110	23,457,096	27,020,163	14,764,871
Effect of dilutive preferred stock	4,569,619	9,139,236	4,569,619	9,139,236
Weighted average common stock and dilutive potential common stock	33,673,729	32,596,332	31,589,782	23,904,107

Basic net earnings per share	$0.0134	$0.0165	$0.0059	$0.0087

Diluted net earnings per share	$0.0115	$0.0119	$0.0050	$0.0053

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

As no mandatory dividend is attached to the Series A convertible preferred stock (“Series A Preferred Stock”), no adjustment was made to the basic earnings per share to take into consideration of the Series A Preferred Stock.

NOTE 5. INVENTORY, NET

Inventory by major categories are summarized as follows:

	June 30,	December 31,
	2008	2007
New vehicles	$9,285,206	$3,364,857
Used vehicles	4,486,064	4,179,732
Parts, accessories and others	2,592,976	1,618,345
	$16,364,246	$9,162,934

Vehicles included in inventory of approximately $1,013,000 and $2,091,150 were pledged to secure the stocking loan outstanding as of June 30, 2008 and December 31, 2007, respectively (See Note 6).

NOTE 6. BORROWINGS

The Company's borrowings are summarized as follows:

	June 30,	December 31,
	2008	2007
Bank borrowings	$3,573,549	$3,307,597
Stocking loans	911,462	1,967,241
Obligations under finance lease	-	110,996
Short-term borrowings	$4,485,011	$5,385,834

Vehicles included in inventory of approximately $1,013,000 and $2,091,150 were pledged to secure the stocking loan outstanding as of June 30, 2008 and December 31, 2007, respectively. The finance lease outstanding as of December 31, 2007 was secured by motor vehicles included in property and equipment with a carrying value of approximately $239,041.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	June 30,	December 31,
	2008	2007
Accruals	$830,588	$1,067,884
Other payables	2,337,883	6,020,545
	$3,168,471	$7,088,429

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2008, is 500,000,000 shares of which 400,000,000 shares are common stock of par value $0.005 and 100,000,000 shares are preferred stock of par value $0.001. At June 30, 2008, 29,104,110 shares of common stock and 247,798 shares of preferred stock, respectively, were issued and outstanding.

Common stock

On March 24, 2008, the Company issued 4,569,619 shares of restricted common stock as a preferred stockholder converted 247,798 shares of the Company’s Series A Preferred Stock into 4,569,619 shares of restricted common stock at a conversion ratio of 1 Series A Preferred Stock to 18.4409 shares of common stock.

Preferred stock

The movement of the preferred stock during the six months ended June 30, 2008 is stated in the common stock section above.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of June 30, 2008 are as follows:

2008	$1,501,582
2009	2,860,431
2010	1,902,170
2011	272,600
$6,536,783

Rent expense for the three months and six months ended June 30, 2008 and 2007 was $698,503, $311,984, $1,346,974 and $598,663, respectively.

Employment Agreements

The Company maintains employment agreements with its executive officers, which extend through 2007 to 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of June 30, 2008, committed compensation to the executives and other key employees totaling approximately $115,000 remain in effect.

NOTE 10. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Comprehensive income :
Net earnings	$390,391	$388,598	$161,071	$128,599
Translation adjustments	32,934	94,849	129,553	92,202
Total comprehensive income, net of taxes	$423,325	$483,447	$290,624	$220,801

NOTE 11. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and six months ended June 30:

		Three months ended June 30,		Six months ended June 30,
	Notes	2008	2007	2008	2007
Sales to:
- Affiliates	(a)	$11,693	$5,075	$15,719	$8,910
- A related company	(b)	-	394,847	-	394,847

Purchases from:
- Affiliates	(a)	12,928	-	14,914	5,559
- An associate	(a)	-	798,272	-	2,226,432
- A director of Technorient	(a)	-	172,926	-	172,926

Interest received from:
- Affiliates	(c)	162,764	264,347	288,782	275,394

Management fee income from:
- Affiliates	(d)	46,196	76,856	92,373	76,856

Service fee from:
- An associate	(d)	-	127,352	-	260,324

Rental income received from:
- Affiliates	(d)	38,496	-	76,978	-

Rental paid to:
- Affiliate	(d)	6,032	-	12,665	-

Building management fee paid to:
- Affiliate	(d)	710	-	1,318	-

Notes:
(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)
The transaction with a related company, which was under common management by a common director of Technorient, was carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(c)	The loans advance to an affiliates are unsecured, bear interest at 5.5% (2007: 8.5%) per annum and repayable on demand.

(d)	The transactions were carried out at terms agreed between both parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Premium Lifestyle Enterprise, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources”; and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-Q with the United States Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in the Hong Kong Special Administrative Region, (“Hong Kong”), the Macau Special Administrative Region, (“Macau”), and in the People’s Republic of China, (which for the purpose of this report excludes Hong Kong, Macau and Taiwan, and hereinafter “China”). Currently, the Company’s main business is its ownership interest in Technorient Limited, a private limited liability company incorporated in Hong Kong. The business of the subsidiaries of Technorient Limited consists mainly of importation, distribution, and after-sale service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. The Company is also planning to import, distribute and sell premium brand apparel and other luxury brand products in Hong Kong, Macau, China and Taiwan.

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

On December 22, 2005 the Company entered into a transaction divesting itself of certain assets because the Company, in management’s opinion, could not attract capital to successfully exploit, in return for the assumption of certain liabilities, a guarantee to pay another significant liability, and all of the common stock of a development stage company. The Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle), a development stage company with a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to: (i) sell, assign and transfer to Brooke Carlyle any and all of its rights title and interests in connection with the License Agreement and the Patent Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including all its related rights, titles and inventory; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. In consideration, Brooke Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488; (ii) guaranteed payment of the Company’s $950,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company One Million (1,000,000) shares of Brooke Carlyle common stock.

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

TECHNORIENT OVERVIEW

Technorient is a private limited liability company incorporated in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), German Motors Limited (“German Motors”), Italian Motors (Sales & Service) (“Italian Motors”), Italian Motors (Sales & Service) Limited (“IML”) and King Express Group Limited (“King Express”). Collectively, Auto Italia, Italian Motors, IML, German Motors and King Express are hereafter referred to as the “Technorient Group”. Originally founded in 1974 by Adamczyk as German Motors, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business. On April 24, 2008, Auto Italia formed a wholly-owned subsidiary named Success  Master Holdings Limited, in Hong Kong. This new entity currently does not have any operations.

IML is a 1% equity holder in Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd., an equity joint venture company created with Ferrari S.p.A. and the Beijing-based Poly Investment Group in 2004 to handle sales, marketing and distribution of Maserati and Ferrari in China. We refer to Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd. as the “Shanghai JV”. The Shanghai JV is building a network of dealerships for Ferrari and Maserati in China.

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

King Express has been appointed as exclusive distributor by “AgustaWestland” helicopters for Hong Kong and Macau for the complete fleet of “AgustaWestland ” commercial helicopters. It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently the “AgustaWestland” helicopters business is in its preparatory stage with likely arrival of the first helicopter anticipated at the beginning of 2010.

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

EMPLOYEES

As of June 30, 2008, we employed approximately 180 persons on a full-time basis in Hong Kong and China. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

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

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) included as Item 1 of Part I herein.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) , which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

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

RESULTS OF OPERATIONS

Results of operations comparison of six months ended June 30, 2008 to six months ended June 30, 2007

SALES

	Six months ended June 30, 2008		Six months ended June 30, 2007
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

New and Used Vehicles	$49,479,000	93.8%	$39,471,000	93.7%
Parts and Services and others	$3,216,000	6.2%	$2,656,000	6.3%

Total	$52,695,000	100%	$42,127,000	100%

Total sales’ mainly consists of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for six months ended June 30, 2008 increased by approximately $10,568,000 or 25.1% to approximately $52,695,000, compared with approximately $42,127,000 for the same period of 2007. The increase was primarily attributable to the increased sales from our new and used vehicle trading segment. The increase in sales of vehicles was primarily due to the launch of the Ferrari 8-cylinder sports car, the “430 Scuderia,” and an increase in deliveries of the Maserati 8-cylinder two-door 2+2 coupe, the “GranTurismo,” which was launched in the last quarter of 2007. The increase in parts and service sales was mainly attributed to the increase in deliveries of Ferrari and Maserati cars to customers during the last few years.

COST OF SALES

Cost of sales for the six months ended June 30, 2008 increased to $44,033,000 from $35,914,000 for the six months ended June 30, 2007, a $8,119,000 or 22.6% increase was in line with the increase in Company’s increase in revenues during this period.

GROSS PROFIT

Gross profit margin for six months ended June 30, 2008 increased by 1.7% from 14.7% for the same period of 2007 to 16.4% for the current period and the gross profit increased by approximately $2,449,000 to approximately $8,662,000 for the six months ended June 30, 2008. This increase is mainly attributed to the new and used vehicles trading segment. The gross profit margin increase in the first six months of 2008 was mainly due to deliveries of the “GranTurismo” and sales of certain highly acclaimed Ferrari used cars including Ferrari 599 GTB Fiorano and F430 Spider.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses.

S,G&A for the six months ended June 30, 2008 were approximately $8,243,000, compared to approximately $5,613,000 for the same period of 2007. The approximate $2,630,000 increase in S,G&A expenses was primarily due to the growth of revenues and rapid business expansion which was reflected in our increased staff cost, rental expenses and depreciation expenses. The staffing expenses increased from approximately $2,314,000 for the six months ended June 30, 2007 to approximately $3,444,000 for the same period of 2008. The aggregate of rent, rate and building management fees increased from approximately $662,000 for the six months ended June 30, 2007 to approximately $1,641,000 for the same period of 2008.

OTHER INCOME (EXPENSES) , NET

Other income increased to approximately $745,000 compared with other expenses of approximately $15,000 in the six months ended June 30, 2007, a total increase of $760,000. The increase was primarily due to the increased management fees, interest and rental income charged to affiliate companies, decreased interest expenses and the $130,000 gain on disposal of property and equipment. The management fees, interest and rental income charged to affiliate companies increased from approximately $352,000 for the six months ended June 30, 2007 to approximately $458,000 for the same period of 2008. The interest expenses decreased from approximately $422,000 in the first six months of 2007 to approximately $261,000 for the same period of 2008.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

Results of operations comparison of three months ended June 30, 2008 to three months ended June 30, 2007

SALES

	Three months ended June 30, 2008		Three months ended June 30, 2007
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

New and Used Vehicles	$29,566,000	94.6%	$23,646,000	94.1%
Parts and Services and others	$1,682,000	5.4%	$1,470,000	5.9%

Total	$31,248,000	100%	$25,116,000	100%

Total sales’ mainly consists of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for three months ended June 30, 2008 increased by approximately $6,132,000 or 24.4% to approximately $31,248,000, compared with approximately $25,116,000 for the same period of 2007. The increase was primarily attributable to the increased sales from our new and used vehicle trading segment. The increase in sales of vehicles was primarily due to the launch of the Ferrari 8-cylinder sports car, the “430 Scuderia,” and an increase in deliveries of the Maserati 8-cylinder, two-door 2+2 coupe, the “GranTurismo,” which was launched in the last quarter of 2007. The increase in parts and service sales was mainly attributed to the increase in deliveries of Ferrari and Maserati cars to customers during the last few years.

COST OF SALES

Cost of sales for the three months ended June 30, 2008 increased to $26,048,000 from $21,422,000 for the three months ended June 30, 2007, a $4,626,000 or 21.6% increase was in line with the increase in Company’s increase in revenues during this period.

GROSS PROFIT

Gross profit margin for three months ended June 30, 2008 increased by 1.9% from 14.7% for the same period of 2007 to 16.6% for the current period and the gross profit increased by approximately $1,506,000 to approximately $5,200,000 for the three months ended June 30, 2008. This increase is mainly attributed to the new and used vehicles trading segment. Gross profit margin increase in the second quarter of 2008 was mainly due to deliveries of the “GranTurismo” and the “430 Scuderia.”

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses.

S,G&A for the three months ended June 30, 2008 were approximately $4,470,000, compared to approximately $2,978,000 for the same period of 2007. The approximate $1,492,000 increase in S,G&A expenses was primarily due to the growth of revenues and rapid business expansion which was reflected in our increased staff cost, rental expenses and depreciation expenses. The staffing expenses increased from approximately $1,294,000 for the three months ended June 30, 2007 to approximately $1,660,000 for the same period of 2008. The aggregate of rent, rate and building management fees increased from approximately $344,000 for the three months ended June 30, 2007 to approximately $939,000 for the same period of 2008.

OTHER INCOME, NET

Other income increased to approximately $555,000 compared to approximately $112,000 in the second quarter of 2007, a total increase of $443,000. The increase was primarily due to the $130,000 gain on disposal of property and equipment and decreased interest expenses. The interest expenses decreased from approximately $245,000 in the second quarter of 2007 to approximately $129,000 for the same period of 2008.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $588,000 for the six months ended June 30, 2008, compared to generating cash resources of approximately $3,318,000 for the six months ended June 30, 2007, primarily as a net result of the following:

☐
For the six months ended June 30, 2008, cash flow provided by sales net of operating expenses increased by approximately $466,000 to $1,519,000. The increase was primarily as a result of the increase in sales.

☐
For the six months ended June 30, 2008, account receivables decreased by approximately $3,878,000, primarily due to the collection of account receivables relating to the sales recognized in the fourth quarter of 2007 and first quarter of 2008.

☐	For the six months ended June 30, 2008, our inventory increased by approximately $7,201,000. The increase was consistent with our business growth especially in the car trading segment.

☐
For the six months ended June 30, 2008, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate decrease of cash inflow from operations of approximately $931,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2008, we expended net cash of approximately $164,000 in investing activities that is the combined effect of the acquisition and disposal of property and equipment. We had utilized approximately $495,000 for acquisition of property and equipment whereas we had received approximately $331,000 proceeds from disposal of property and equipment. For the six months ended June 30, 2007, we utilized approximately $74,000 in investing activities, mainly for acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

During the six months ended June 30, 2008, we repaid approximately $1,542,000 of our obligations owed on outstanding debt as compared to approximately $914,000 for the six months ended June 30, 2007.

For the six months ended June 30, 2008, we provided approximately $540,000 advances to affiliates. For the six months ended June 30, 2007, we provided approximately $4,746,000 and $613,000 advances to affiliates and associate, respectively. The advances to affiliates were made to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portions depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at June 30, 2008 by approximately $9,525,000, an increase of $1,384,000 from December 31, 2007. The ratio of our current assets to our current liabilities was 1.25 to 1 at June 30, 2008 compared to 1.24 to 1 at December 31, 2007. At June 30, 2008, our current assets of approximately $47,860,000 included approximately $16,364,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $38,335,000 included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $22,739,000.

SEASONALITY

Our business is modestly seasonal. Our operations generally experience higher volumes of vehicle sales in the fourth quarter of each year due in part to manufacturers’ production and delivery patterns.

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

Interest Rates . Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At June 30, 2008, we had approximately $4,926,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates . While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the six months ended June 30, 2008 was not material to us.

Item 4T.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the United States Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

Date: August 11, 2008	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: August 11, 2008	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer