Form 10-Q
period 2008-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2008-11-13
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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
Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of Common Stock outstanding as of November 3, 2008 was 29,104,110.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,682,702	$6,583,566
Restricted cash	1,158,734	1,154,226
Trade receivables, net of provision	2,426,674	10,440,455
Inventory, net	16,087,021	9,162,934
Prepayments	3,008,559	1,602,793
Other current assets	5,571,107	2,931,877
Amounts due from affiliates	9,791,224	10,226,161
Total current assets	46,726,021	42,102,012
Property and equipment, net	1,846,761	2,050,850
Goodwill	39,644	39,436
TOTAL ASSETS	$48,612,426	$44,192,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,688,824	$5,274,838
Obligations under finance lease - current portion	-	110,996
Bills payable	809,131	2,659,191
Trade payables	3,562,236	1,063,265
Deposits received	21,567,102	16,306,698
Other current liabilities	1,496,919	7,088,429
Amounts due to affiliates	1,832,636	1,457,134
TOTAL LIABILITIES	35,956,848	33,960,551

Minority interests	6,717,997	4,918,636

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 247,798 shares as at September 30, 2008; (495,791 shares as at December 31, 2007)	248	496
Common stock
Authorized: 400,000,000 common stock, par value $0.005
Issued and outstanding: 29,104,110 shares as at September 30, 2008; (24,534,491 shares as at December 31, 2007)	145,521	122,672
Additional paid-in-capital	5,558,888	5,581,489
Accumulated other comprehensive income	198,507	118,892
Retained earnings/(Accumulated deficit)	34,417	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	5,937,581	5,313,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,612,426	$44,192,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales:
New and used vehicles	$31,321,200	$24,819,562	$80,800,209	$64,290,343
Parts and services and others	2,040,951	1,941,571	5,256,699	4,597,838
Net sales	33,362,151	26,761,133	86,056,908	68,888,181

Cost of sales:
New and used vehicles	(27,544,207)	(21,862,921)	(70,604,162)	(57,008,236)
Parts and services and others	(512,122)	(639,969)	(1,484,782)	(1,408,830)
Total cost of sales	(28,056,329)	(22,502,890)	(72,088,944)	(58,417,066)

Gross profit:
New and used vehicles	3,776,993	2,956,641	10,196,047	7,282,107
Parts and services and others	1,528,829	1,301,602	3,771,917	3,189,008
Total gross profit	5,305,822	4,258,243	13,967,964	10,471,115

Selling, general and administrative expenses	(4,301,541)	(3,453,237)	(12,544,791)	(9,066,006)

Operating earnings	1,004,281	805,006	1,423,173	1,405,109

Other income
Interest expenses	(150,640)	(158,803)	(411,360)	(580,783)
Share of result of an associate	-	(71,615)	-	(149,675)
Other income	327,101	274,928	1,332,403	759,760
Total other income	176,461	44,510	921,043	29,302

Earnings before minority interests and income taxes	1,180,742	849,516	2,344,216	1,434,411

Provision for income taxes	-	-	-	-

Earnings before minority interests	1,180,742	849,516	2,344,216	1,434,411

Minority interests	(796,958)	(539,044)	(1,799,361)	(995,340)

Net earnings	$383,784	$310,472	$544,855	$439,071

Earnings per share
Basic	$0.0132	$0.0127	$0.0197	$0.0243

Diluted	$0.0114	$0.0092	$0.0169	$0.0161

Weighted average number of common stock outstanding
Basic	29,104,110	24,534,443	27,719,882	18,057,181

Diluted	33,673,729	33,673,679	32,289,501	27,196,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net earnings	$544,855	$439,071
Adjustments to reconcile net earnings to net cash provided by operating activities
Minority interests	1,799,361	995,340
Depreciation and amortization	604,420	525,599
(Bad debts written back)/provision for bad debts and bad debts written off	(26,144)	80,646
Provision for inventory written back	-	(8,965)
Equity earnings of an associate	-	149,675
Other non-cash items	51,961	28,472
Disposal of property and equipment	(130,130)	(1,601)
Changes in operating assets and liabilities:
Trade receivables	8,039,925	7,794,197
Other current assets and prepayments	(4,044,996)	(196,756)
Inventory	(6,924,087)	(5,019,231)
Trade payables	2,498,971	1,017,991
Other current liabilities and deposits received	(331,106)	3,687,620
Net cash provided by operating activities	2,083,030	9,492,058

Investing activities:
Increase in restricted cash	-	(129,311)
Purchases of property and equipment	(579,434)	(149,666)
Proceeds from disposal of property and equipment	332,170	16,092
Net cash used in investing activities	(247,264)	(262,885)

Financing activities:
Advances from/(to) affiliates	810,440	(5,746,286)
Advances to an associate	-	(394,089)
Decrease in borrowings and bills payable	(547,070)	(2,567,245)
Net cash provided by/(used in) financing activities	263,370	(8,707,620)

Increase in cash and cash equivalents	2,099,136	521,553

Cash and cash equivalents at beginning of the period	6,583,566	3,475,635

Cash and cash equivalents at end of the period	$8,682,702	$3,997,188

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$411,360	$580,783

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

Warranty Claims, Purchase Discounts, Rebates or Sales Discounts and Returns

The motor vehicles and parts the Company sells have a limited warranty policy provided by the manufacturers. The warranty is limited in terms of number of parts and services covered by the warranty policy and the duration of the warranty period. The Company does not offer any purchase discount or rebate due to the unique brand of the motor vehicle the Company sells. Sales discounts are charged to earnings in the period which the sales discount is incurred. For the nine months ended September 30, 2008 and 2007, the total sales discounts charged to earnings were $184,208 and $66,079 respectively. The Company bears the cost of any returns of the spare parts that are not covered by the manufacturer. The costs are charged to earnings in the period which the returns are incurred.

Reclassifications

Certain financial statement line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net sales, operating results, or net financial position.

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

Our Company relies on supplies from numerous vendors. For the three months and nine months ended September 30, 2008 and 2007, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. In addition, the suppliers’ concentration of risk pose effect to the concentration of risk with respect to trade payables as the Company has made certain of the purchases through credits provided by vendors.

Concentration of risk due to geographic location

Our Company’s business, assets and operations are currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong and is currently expanding its operations to People Republic of China (“PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and PRC.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net earnings available to common shareholders	$383,784	$310,472	$544,855	$439,071

Denominator:
Weighted average common stock outstanding	29,104,110	24,534,443	27,719,882	18,057,181
Effect of dilutive preferred stock	4,569,619	9,139,236	4,569,619	9,139,236
Weighted average common stock and dilutive potential common stock	33,673,729	33,673,679	32,289,501	27,196,417

Basic net earnings per share	$0.0132	$0.0127	$0.0197	$0.0243

Diluted net earnings per share	$0.0114	$0.0092	$0.0169	$0.0161

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

NOTE 5. INVENTORY, NET

Inventory by major categories are summarized as follows:

	September 30,	December 31,
	2008	2007
New vehicles	$7,044,169	$3,364,857
Used vehicles	5,325,962	4,179,732
Parts, accessories and others	3,716,890	1,618,345
	$16,087,021	$9,162,934

Vehicles included in inventory of approximately $2,159,000 and $2,091,150 were pledged to secure the stocking loan outstanding as of September 30, 2008 and December 31, 2007, respectively (See Note 6).

NOTE 6. BORROWINGS

The Company's borrowings are summarized as follows:

	September 30,	December 31,
	2008	2007
Bank borrowings	$4,791,552	$3,307,597
Stocking loans	1,897,272	1,967,241
Obligations under finance lease	-	110,996
Short-term borrowings	$6,688,824	$5,385,834

Vehicles included in inventory of approximately $2,159,000 and $2,091,150 were pledged to secure the stocking loan outstanding as of September 30, 2008 and December 31, 2007, respectively. The finance lease outstanding as of December 31, 2007 was secured by motor vehicles included in property and equipment with a carrying value of approximately $239,041.

The weighted average interest rate on short-term borrowings as of September 30, 2008 and December 31, 2007 were 5.5% and 8.5% respectively.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	September 30,	December 31,
	2008	2007
Accruals	$1,098,702	$1,067,884
Other payables	398,217	6,020,545
	$1,496,919	$7,088,429

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2008, is 500,000,000 shares of which 400,000,000 shares are common stock of par value $0.005 and 100,000,000 shares are preferred stock of par value $0.001. At September 30, 2008, 29,104,110 shares of common stock and 247,798 shares of preferred stock, respectively, were issued and outstanding.

Common stock

On March 24, 2008, the Company issued 4,569,619 shares of restricted common stock as a preferred stockholder converted 247,798 shares of the Company’s Series A Preferred Stock into 4,569,619 shares of restricted common stock at a conversion ratio of 1 Series A Preferred Stock to 18.4409 shares of common stock.

Preferred stock

The movement of the preferred stock during the nine months ended September 30, 2008 is stated in the common stock section above.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2008 are as follows:

2008	$740,808
2009	3,192,477
2010	2,295,974
2011	745,209
2012	586,707
$7,561,175

Rent expenses for the three months and nine months ended September 30, 2008 and 2007 were $762,224, $317,974, $2,109,189 and $916,638, respectively.

Employment Agreements

The Company maintains employment agreements with its executive officers, which extend through 2007 to 2008. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of September 30, 2008, committed compensation to the executives and other key employees totaling approximately $32,000 remain in effect.

NOTE 10. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Comprehensive income :
Net earnings	$383,784	$310,472	$544,855	$439,071
Translation adjustments	(49,938)	70,201	79,615	162,403
Total comprehensive income, net of taxes	$333,846	$380,673	$624,470	$601,474

NOTE 11. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and nine months ended September 30:

		Three months ended September 30,		Nine months ended September 30,
	Notes	2008	2007	2008	2007
Sales to:
- Affiliates	(a)	6,892	191,174	22,611	200,084
- A related company	(b)	-	-	-	394,847

Purchases from:
- Affiliates	(a)	40,634	110,422	55,548	115,981
- An associate	(a)	-	3,162,986	-	5,389,418
- A director of Technorient	(a)	600,000	-	600,000	172,926

Interest received from:
- Affiliates	(c)	154,525	174,125	443,307	449,519

Management fee income from:
- Affiliates	(d)	46,146	38,404	138,519	115,260

Service fee from:
- An associate	(d)	-	238,593	-	498,917

Rental income received from:
- Affiliates	(d)	38,455	-	115,433	-

Rental paid to:
- Affiliate	(d)	5,670	-	18,335	-

Building management fee paid to:
- Affiliate	(d)	637	-	1,955	-

Notes:
(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

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

On December 22, 2005, the Company entered into a transaction divesting itself of certain assets because the Company, in management’s opinion, could not attract capital to successfully exploit, in return for the assumption of certain liabilities, a guarantee to pay another significant liability, and all of the common stock of a development stage company. The Company acquired one hundred percent (100%) of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation ("Brooke Carlyle), a development stage company with a business plan to develop an online Internet portal containing information on sexually transmitted diseases, generating revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to: (i) sell, assign and transfer to Brooke Carlyle any and all of its rights title and interests in connection with the License Agreement and the Patent Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including all its related rights, titles and inventory; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. In consideration, Brooke Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488; (ii) guaranteed payment of the Company’s $950,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company One Million (1,000,000) shares of Brooke Carlyle common stock.

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

TECHNORIENT OVERVIEW

Technorient is a private limited liability company incorporated in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), German Motors Limited (“German Motors”), Italian Motors (Sales & Service) (“Italian Motors”), Italian Motors (Sales & Service) Limited (“IML”) and King Express Group Limited (“King Express”). Collectively, Auto Italia, Italian Motors, IML, German Motors and King Express are hereafter referred to as the “Technorient Group”. Originally founded in 1974 by Mr. Adamczyk as German Motors, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business. On April 24, 2008, Auto Italia formed a wholly-owned subsidiary named Success  Master Holdings Limited, in Hong Kong. This new entity currently does not have any operations. On August 7, 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd. in China. This new entity currently does not have any operations.

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

EMPLOYEES

As of September 30, 2008, we employed approximately 186 persons on a full-time basis in Hong Kong and China. We believe we have good relationships with our employees and no major disputes or work stoppages have occurred since our inception.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying condensed consolidated financial statements and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. We periodically record a provision for bad debts based on our judgment resulting from an evaluation of the collectibility of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligations, and record a provision that reduces our trade receivables for that customer to the amount that is reasonably believed will be collected. Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. Historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, and vehicle parts and accessories, and are stated at the lower of cost or market. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market. Write-down of potentially obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Historically our actual physical inventory count results have shown our estimates of write-down of potentially obsolete or slow-moving inventory to be reliable.

Share-based compensation

We has adopted SFAS No. 123(R), Share-Based Payment, as amended and interpreted, for its share-based compensation. We utilized the modified prospective method approach, pursuant to which we have recorded compensation for all awards granted based on their fair value. The estimate of the fair value of the share-based compensation requires the input of subjective assumptions. Changes in the subjective assumptions could materially affect the estimate of fair value of share-based compensation; however based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, we believe the effect on the share-based compensation recognized would not have been material.

Revenue recognition

Revenue consists primarily of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts. Revenues from the following components are recognized as follows:

(i) Sales of new and used vehicles are recognized when a sales contract has been executed and the vehicle’s title passed.

(ii) Sales of vehicle parts are recognized when the parts have been delivered and the title has passed.

(iii) Vehicle maintenance and repair income is recognized when services are fully rendered.

Impairment of long-lived assets

We evaluate long-lived assets, including property and equipment for impairment when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the use of the asset. The undiscounted cash flows are subject to estimations and assumptions made by us. If the estimated undiscounted cash flows change in the future, we may be required to reduce the carrying amount of an asset.

Income taxes

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions, including Hong Kong. We accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) and related interpretations and guidance including FIN 58, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“Fin 48”), resulting in two components of income tax expenses: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amount in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. Otherwise, we will record a valuation allowance when the utilization of the deferred tax asset is uncertain. Additional timing differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

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

RESULTS OF OPERATIONS

Results of operations comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007

SALES

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$66,767,000	77.6%	$47,649,000	69.2%
Used vehicles	$14,033,000	16.3%	$16,641,000	24.2%
Parts and services and others	$5,257,000	6.1%	$4,598,000	6.6%
Total	$86,057,000	100%	$68,888,000	100%

Total sales mainly consists of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for nine months ended September 30, 2008 increased by approximately $17,169,000 or 24.9% to approximately $86,057,000, compared with approximately $68,888,000 for the same period of 2007. The increase was primarily attributable to the increased sales from our new vehicle trading segment.

New vehicles sales increased approximately $19,118,000 or 40.1% from the first nine months of 2007 to the same period of 2008 while the quantity of new vehicles sold increased 42.1% for the same period. This was primarily due to the launch of the Ferrari 8-cylinder sports car, the “430 Scuderia,” and an increase in deliveries of the Maserati 8-cylinder two-door 2+2 coupe, the “GranTurismo,” which was launched in the last quarter of 2007. The used vehicles sales decreased approximately $2,608,000 or 15.7% from the first nine months of 2007 to the same period of 2008 while the quantity of used vehicles sold decreased 24.7% for the same period.

The increase in parts and service sales was mainly attributed to the increase in deliveries of Ferrari and Maserati cars to customers during the last few years.

COST OF SALES

Cost of sales for the nine months ended September 30, 2008 increased to $72,089,000 from $58,417,000 for the nine months ended September 30, 2007, a $13,672,000 or 23.4% increase was in line with the increase in Company’s increase in revenues during this period.

GROSS PROFIT

Gross profit margin for nine months ended September 30, 2008 increased by 1.0% from 15.2% for the same period of 2007 to 16.2% for the current period and the gross profit increased by approximately $3,497,000 to approximately $13,968,000 for the nine months ended September 30, 2008. This increase is mainly attributed to the new and used vehicles trading segment. The gross profit margin increase in the first nine months of 2008 was mainly due to deliveries of the “GranTurismo” and sales of certain highly acclaimed used cars including Ferrari 599 GTB Fiorano, F430 Spider and Maserati GranTurismo.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses.

S,G&A for the nine months ended September 30, 2008 were approximately $12,545,000, compared to approximately $9,066,000 for the same period of 2007. The approximate $3,479,000 increase in S,G&A expenses was primarily due to the growth of revenues as well as additional rent, staff and related costs incurred in the course of our start-up of new business. The staffing expenses increased from approximately $3,670,000 for the nine months ended September 30, 2007 to approximately $5,081,000 for the same period of 2008. The aggregate of rent, rate and building management fees increased from approximately $1,012,000 for the nine months ended September 30, 2007 to approximately $2,574,000 for the same period of 2008. The rental, staff and related cost incurred in the start-up of new business was approximately $1,208,000.

OTHER INCOME, NET

Other income for the nine months ended September 30, 2008 were approximately $921,000, compared to approximately $29,000 for the same period of 2007, a total increase of $892,000. The increase was primarily due to the increased management fees, interest and rental income charged to affiliate companies, decreased interest expenses and approximately $130,000 gain on disposal of property and equipment. The management fees, interest and rental income charged to affiliate companies increased from approximately $565,000 for the nine months ended September 30, 2007 to approximately $697,000 for the same period of 2008. The interest expenses decreased from approximately $581,000 in the first nine months of 2007 to approximately $411,000 for the same period of 2008.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

Results of operations comparison of three months ended September 30, 2008 to three months ended September 30, 2007

SALES

	Three months ended September 30, 2008		Three months ended September 30, 2007
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$26,677,000	80.0%	$20,605,000	77.0%
Used vehicles	$4,644,000	13.9%	$4,215,000	15.7%
Parts and services and others	$2,041,000	6.1%	$1,941,000	7.3%
Total	$33,362,000	100%	$26,761,000	100%

Total sales mainly consists of new and used vehicles, sale of parts, and services rendered for vehicle maintenance and repair.

Net total sales for three months ended September 30, 2008 increased by approximately $6,601,000 or 24.7% to approximately $33,362,000, compared with approximately $26,761,000 for the same period of 2007. The increase was primarily attributable to the increased sales from our new vehicle trading segment.

New vehicles sales increased approximately $6,072,000 or 29.5% from the third quarter of 2007 to the same period of 2008 while the quantity of new vehicles sold increased 12% for the same period. This increase in sales of vehicles was primarily due to the launch of the Ferrari 8-cylinder sports car, the “430 Scuderia,” and an increase in deliveries of the Maserati 8-cylinder, two-door 2+2 coupe, the “GranTurismo,” which was launched in the last quarter of 2007. The used vehicles sales increased approximately $429,000 or 10.2% from the third quarter of 2007 to the same period of 2008 while the quantity of used vehicles sold maintained at the same level for both periods.

The increase in parts and service sales was mainly attributed to the increase in deliveries of Ferrari and Maserati cars to customers during the last few years.

COST OF SALES

Cost of sales for the three months ended September 30, 2008 increased to $28,056,000 from $22,503,000 for the three months ended September 30, 2007, a $5,553,000 or 24.7% increase was in line with the increase in Company’s increase in revenues during this period.

GROSS PROFIT

Gross profit margin for three months ended September 30, 2008 and 2007 were 15.9%, and the gross profit increased by approximately $1,048,000 to approximately $5,306,000 for the three months ended September 30, 2008. This increase was mainly attributed to the new and used vehicles trading segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses.

S,G&A for the three months ended September 30, 2008 were approximately $4,302,000, compared to approximately $3,453,000 for the same period of 2007. The approximate $849,000 increase in S,G&A expenses was primarily due to the growth of revenues as well as additional rent, staff and related cost incurred in the course of our start-up of new business. The staffing expenses increased from approximately $1,356,000 for the three months ended September 30, 2007 to approximately $1,636,000 for the same period of 2008. The aggregate of rent, rate and building management fees increased from approximately $350,000 for the three months ended September 30, 2007 to approximately $933,000 for the same period of 2008. The rental, staff and related cost incurred in the start-up of new business was approximately $457,000.

OTHER INCOME, NET

Other income for the three months ended September 30, 2008 increased to approximately $176,000 compared to approximately $45,000 for the same period of 2007, a total increase of $131,000. The increase was primarily due to the decrease of share of result of an associate. The Company had completed the disposal of 29% equity interest in the Shanghai JV in December 2007, no share of loss of that associate was incurred in 2008. In the third quarter of 2007, the share of loss of an associate was approximately $72,000.

MINORITY INTERESTS

Minority interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $2,083,000 for the nine months ended September 30, 2008, compared to generating cash resources of approximately $9,492,000 for the nine months ended September 30, 2007, primarily as a net result of the following:

•
For the nine months ended September 30, 2008, cash flow provided by sales net of operating expenses increased by approximately $636,000 to $2,844,000. The increase was primarily as a result of the increase in sales.

•
For the nine months ended September 30, 2008, account receivables decreased by approximately $8,040,000, primarily due to the collection of account receivables relating to the sales recognized in the last three quarters.

•	For the nine months ended September 30, 2008, our inventory increased by approximately $6,924,000. The increase was consistent with our business growth especially in the car trading segment.

•
For the nine months ended September 30, 2008, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate decrease of cash inflow from operations of approximately $761,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2008, we expended net cash of approximately $247,000 in investing activities that is the combined effect of the acquisition and disposal of property and equipment. We had utilized approximately $579,000 for acquisition of property and equipment whereas we had received approximately $332,000 proceeds from disposal of property and equipment. For the nine months ended September 30, 2007, we utilized approximately $263,000 in investing activities, mainly for acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine months ended September 30, 2008, we repaid approximately $547,000 of our obligations owed on outstanding debt as compared to approximately $2,567,000 for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, we received approximately $810,000 advances from affiliates. For the nine months ended September 30, 2007, we provided approximately $5,746,000 and $394,000 advances to affiliates and an associate, respectively. The advances to affiliates were made to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portions depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at September 30, 2008 by approximately $10,769,000, an increase of $2,628,000 from December 31, 2007. The ratio of our current assets to our current liabilities was 1.3 to 1 at September 30, 2008 compared to 1.24 to 1 at December 31, 2007. At September 30, 2008, our current assets of approximately $46,726,000 included approximately $16,087,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $35,957,000 included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $21,567,000.

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

Interest Rates . Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At September 30, 2008, we had approximately $8,683,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates . While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the nine months ended September 30, 2008 was not material to us.

Item 4T.   Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial and Accounting Officer”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of  September 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

Date: November 13, 2008	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer (Principal Financial and Accounting Officer)