Form 10-K/A
period 2007-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2009-01-20
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED DECEMBER 31, 2007

EXPLANATORY NOTE

China Premium Lifestyle Enterprise, Inc. (the “Company”) is filing this Form 10-K/A to respond to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission on the Company’s Form 10-K for the year ended December 31, 2007.  Unless otherwise indicated, no information in this Form 10-K/A has been updated for any subsequent information or events from the original filing of the Company’s 2007 Form-10-K.

For the convenience of the reader, this Form 10-K/A sets forth the entire 2007 Form 10-K.  However, this Form 10-K/A amends and restates only the facing page, and Items 7, 8 and 9A(T) of the 2007 Form 10-K, in each case solely to respond to certain of the comments raised by the staff and to correct an inadvertent error made on the facing page.  The changes to the Consolidated Financial Statements have no effect on the Company’s financial position as of December 31, 2007 or 2006, or its results of operations and cash flows for the fiscal years ended December 31, 2007, 2006 or 2005.

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

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. We periodically record a provision for bad debts based on our judgment resulting from an evaluation of the collectibility of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation, and record a provision that reduces our trade receivables for that customer to the amount that is reasonably believed will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. Historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.

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

Share-based compensation

We have adopted SFAS No. 123(R), Share-Based Payment, as amended and interpreted, for our share-based compensation. We utilized the modified prospective method approach, pursuant to which we record compensation for all share-based awards granted based on their fair value. The estimate of the fair value of the share-based compensation requires the input of subjective assumptions. Changes in the subjective assumptions could materially affect the estimate of fair value of share-based compensation; however, based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, we believe the effect on the share-based compensation recognized would not have been material.

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

Impairment of long-lived assets

We evaluate long-lived assets, including property and equipment, for impairment when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the use of the asset. The undiscounted cash flows are subject to estimations and assumptions made by us. If the estimated undiscounted cash flows change in the future, we may be required to reduce the carrying amount of an asset.

Income taxes

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions, including Hong Kong. We account for income taxes under the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”) and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“Fin 48”), resulting in two components of income tax expenses: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amount in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. Otherwise, we will record a valuation allowance when the utilization of the deferred tax asset is uncertain. Additional timing differences, future earning trends and/or tax strategies could warrant a need for establishing an additional valuation allowance or a reserve.

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

SALES
	Fiscal Year ended December 31, 2007		Fiscal Year ended December 31, 2006		Fiscal Year ended December 31, 2005
	Total Sales	% of Total Sales	Total Sales	% of Total Sales	Total Sales	% of Total Sales
New Vehicles	$79.3M	74%	$51.5M	72%	$37.6M	77%
Used Vehicles	$20.7M	20%	$14.1M	20%	$6.9M	14%
Parts and Service	$6.5M	6%	$5.9M	8%	$4.2M	9%

Total	$106.5M	100%	$71.5M	100%	$48.7M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales increased $35.0 million or 49%, from 2006 to 2007, while net sales increased $22.8 million or 47%, from 2005 to 2006. The increase from 2006 to 2007 was primarily attributable to our new and used vehicles trading segment.

New vehicle sales increased $27.8 million or 54% from 2006 to 2007 while the quantity of new vehicles sold increased 37% for the same period. This was primarily due to the increase of deliveries of the Ferrari 8-cylinder sports car, the F430 and F430 Spider, and the 12-cylinder 2-seater sports car, the F599 GTB Fiorano. For Maserati, the launch of the Granturismo also fueled the growth of sales in 2007.  Used vehicle sales increased $6.6 million or 47% from 2006 to 2007 while the quantity of used vehicles sold increased 6% for the same period.

The increase in parts and service sales from 2006 to 2007 was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to maintain.

The increase in net sales from 2005 to 2006 was mainly due to an increase in new and used vehicles sales, fueled by the launch of new models by Ferrari and Maserati, including the Ferrari F599 GTB Fiorano and Maserati GranSport Spyder.  New vehicles sales increased $13.9 million or 37% from 2005 to 2006 while the quantity of new vehicles sold increased 27% for the same period.  Used vehicles sales increased $7.2 million or 104% from 2005 to 2006 while the quantity of used vehicles sold increased 86% for the same period. The increase was primarily due to an increase in new car sales resulting in increased used car business in the form of trade-ins, and because more efforts were made by the Company to increase its used car sales.

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

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	PAYMENT DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Short-Term Borrowings Obligations	$5,386	$5,386	-	-	-
Long-Term Borrowings Obligations	$-	$-	-	-	-
Operating Lease Obligations	$5,088	$2,032	$3,056	-	-
Total	$10,474	$7,418	$3,056	-	-

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

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 and 14 to the financial statements have been revised to include expanded disclosures.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 27, 2008, except for notes 9 and 14 which are dated as of January 20, 2009

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

/s/ Clancy and Co.
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

NOTE 5. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the years ended December 31:

	2007	2006	2005
Numerator:
Net earnings	$822,262	$559,064	$1,459,022

Denominator:
Weighted average common stock outstanding	19,689,806	1,695,914	-
Effect of dilutive preferred stock	9,139,232	28,287,843	28,287,843
Weighted average common stock and dilutive potential common stock	28,829,038	29,983,757	28,287,843

Basic net earnings per share	$0.0418	$0.3297	N/A

Diluted net earnings per share	$0.0285	$0.0186	$0.0516

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

NOTE 9. INVESTMENT IN AN ASSOCIATE

Prior to December 7, 2007, Italian Motors (Sales & Service) Limited, a subsidiary of the Company (“IML”), owned a 30% equity interest in Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd. (“FMC”).  On December 30, 2005, IML and Ferrari S.p.A entered into an equity interest transfer agreement (which was later amended in July 2006) relating to the transfer of a 29% equity interest (“Equity Transfer”) in FMC for a consideration of $870,000, subject to approval of the Equity Transfer by the People’s Republic of China (the “PRC”).  At December 31, 2006, the Equity Transfer had not been approved by the relevant authorities in the PRC and, as a result, FMC continued to be accounted for as an associate of the Company under the equity method.  During the fourth quarter of 2007, the Equity Transfer was approved by the relevant authorities and, as a result, the Company currently owns a 1% equity interest in FMC.

The following tables present audited condensed financial information of FMC as of and for the year ended December 31, 2006 and as of and for the eleven months ended November 30, 2007.  The amounts included in the tables set forth below represent 100% of the financial condition and results of operations of FMC accounted for under the equity method.

The condensed balance sheets of FMC as of November 30, 2007 and December 31, 2006 are as follows:

	November 30, 2007	December 31, 2006
Assets
Non-current assets
Fixed assets	$2,262,745	$1,608,653

Current assets
Cash and cash equivalents	17,627,102	3,131,315
Trade receivables, net of provision	2,203,390	10,183,791
Inventories	16,080,366	5,202,674
Prepayments	2,938,567	2,322,247
Other current assets	6,111,984	8,666,563

	44,961,409	29,506,590
Total assets	$47,224,154	$31,115,243

Liabilities and stockholders’ equity
Current liabilities
Trade payables	$11,636,882	$10,732,116
Deposits received	12,009,014	3,926,418
Other current liabilities	19,175,511	11,862,844
	42,821,407	26,521,378

Stockholders’ equity	4,402,747	4,593,865

Total liabilities and stockholders’ equity	$47,224,154	$31,115,243

The condensed statements of income of FMC for the eleven months ended November 30, 2007 and the year ended December 31, 2006 are as follows:

	For the Eleven Months Ended November 30, 2007	For the Year Ended December 31, 2006
Sales	$86,314,281	$56,151,337
Cost of sales	(64,331,302)	(44,177,489)
Gross profit	21,982,979	11,973,848

Selling, general and administrative expenses	(24,817,280)	(11,098,163)
Operating earnings (loss)	(2,834,301)	875,685
Other income (expense)	2,334,731	531,344
Earnings (loss) before income taxes	(499,570)	1,407,029
Provision for income taxes	-	(211,054)
Net earnings (loss)	$(499,570)	$1,195,975

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

NOTE 14. AMOUNTS DUE FROM/TO AFFILIATES AND AN ASSOCIATE

The amounts due from/to affiliates comprised the amounts due from/to entities that are under the common control, where Mr. Richard Man Fai LEE is the common director of the Company and the affiliates. As of December 31, 2006, the amount due from an associate represented the amount due from FMC, the Equity Joint Venture established in PRC. The amount due from an associate was unsecured, interest free and repayable on demand. The amounts due from/to affiliates are unsecured, interest free or interest bearing and repayable on demand.    The transactions resulting in amounts due from affiliates were interest-bearing loans to the affiliate companies mainly for the purpose of providing working capital to such companies.

Our policy for evaluating the collectibility of amounts due from affiliates is similar to the other receivables.  The Company periodically considers a provision for uncollectible portions of the amounts due from affiliates based on management’s judgment resulting from an evaluation of the collectibility of amounts due from affiliates by assessing, among other factors, the affiliates’ willingness and ability to pay, repayment history and general economic conditions.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rule 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last two fiscal years. The table only includes compensation information regarding our executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensat -ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Man Fai Lee,	2007	$144,000	—	—	—	—	—	—	$144,000
Chief Executive Officer and President (1)	2006	22,000	—	—	—	—	—	—	22,000
Joseph Tik Tung Wong,	2007	60,000	—	—	—	—	—	—	60,000
Chief Financial Officer and Treasurer (2)	2006	9,167	—	—	—	—	—	—	9,167

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

Exhibit
Number	Description
3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

10.1
Share Exchange Agreement dated July 15, 2006 among the Company, Inc., Fred De Luca, Corich Enterprises, inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006. (4)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (4)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (4)

10.4
Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. (4)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(4)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2006. (5)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2006. (5)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2006. (5)

10.9	Employment Agreement by and among Phyllis Sum Yu Ng and the Company dated November 6, 2006. (5)

21	List of Significant Subsidiaries. (2)

23.1	Consent of HLB Hodgson Impey Cheng.

23.2	Consent of Clancy and Co., P.L.L.C.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

99.3	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

99.5	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

99.9
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004. (4)

99.10
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004. (4)

99.11	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

99.12
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (4)

99.13
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

99.14
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

99.15
Amended and Restated Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among PolyTechnologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (4)

99.16
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (4)

99.17	Letter to Shareholders, dated June 18, 2007. (6)

99.18
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008. (7)

99.19	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

99.20	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange commission on November 26, 2004 and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2009	CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

10.1
Share Exchange Agreement dated July 15, 2006 among the Company, Inc., Fred De Luca, Corich Enterprises, inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006. (4)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (4)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (4)

10.4
Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. (4)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(4)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2006. (5)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2006. (5)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2006. (5)

10.9	Employment Agreement by and among Phyllis Sum Yu Ng and the Company dated November 6, 2006. (5)

21	List of Significant Subsidiaries. (2)

23.1	Consent of HLB Hodgson Impey Cheng.

23.2	Consent of Clancy and Co., P.L.L.C.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

99.3	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

99.5	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

99.9
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004. (4)

99.10
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004. (4)

99.11	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

99.12
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (4)

99.13
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

99.14
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

99.15
Amended and Restated Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among PolyTechnologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (4)

99.16
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (4)

99.17	Letter to Shareholders, dated June 18, 2007. (6)

99.18
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008. (7)

99.19	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

99.20	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange commission on November 26, 2004 and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.