Form 10-K
period 2008-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2009-03-31
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Address of principal executive offices)

(852) 2954-2469
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and ?large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2008, was $7,939,960 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2009, 29,104,110 shares of the registrant’s common stock were issued and outstanding.

2

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

A-1

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K for China Premium Lifestyle Enterprise, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words or phrases “would be, “”will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,”  “plan,” “intend,” “estimate” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties include:  (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources”; and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China.  Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2009 fiscal year, which runs from January 1, 2009 to December 31, 2009.

As used in this Form 10-K, unless the context requires otherwise, “we”, or “us” or “OTCBB: CPLY” or the “Company” means China Premium Lifestyle Enterprise, Inc. and its subsidiaries, taken together as a whole.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

A-2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in the Hong Kong Special Administrative Region, (“Hong Kong”), the Macau Special Administrative Region, (“Macau”), and in the People’s Republic of China, (which for the purposes of this report excludes Hong Kong, Macau and Taiwan, and hereinafter “China”). Currently, the Company’s main business is its ownership interest in Technorient Limited, a Hong Kong corporation. The business of the subsidiaries of Technorient Limited consists mainly of the importation, distribution, and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. During 2008, through its wholly-owned subsidiary, CPMM (Asia) Limited (“CPMM Asia”), the Company implemented its plan to import, distribute and sell premium brand apparel in Hong Kong, Macau, China and Taiwan.

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

On June 9, 2006, the Company entered into a share exchange agreement (the "Exchange Agreement") with Technorient, Fred De Luca, our director of the Company, Corich Enterprises Inc., a British Virgin Islands corporation ("Corich"), and Herbert Adamczyk (collectively the “parties”). Subsequently, on July 15, 2006, the parties entered into an amended share exchange agreement, which agreement replaced in its entirety and superseded the Exchange Agreement. We refer to this share exchange agreement, as amended and restated, as the Amended Exchange Agreement. Pursuant to the terms of the Amended Exchange Agreement, the Company agreed to acquire from Corich and Mr. Adamczyk (the "Sellers") 49% of the outstanding, fully-diluted capital stock of Technorient in exchange for the Company issuing to the Sellers and Orient Financial Services Ltd. ("OFS") 972,728 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") (this share exchange transaction is hereinafter referred to as the "Exchange"). The 972,728 Series A Preferred Shares were at that time convertible into approximately 89,689,881 shares of common stock, which on an as-converted basis represented 53.5% of the outstanding common stock of the Company on a fully diluted basis, taking into account the Exchange.

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

On September 5, 2006, pursuant to the Amended Exchange Agreement and after all of the conditions precedent to closing were satisfied, Corich and Mr. Adamczyk, as shareholders of Technorient, transferred 49% of the outstanding capital stock of Technorient on a fully diluted basis to the Company in exchange for the 972,728 Series A Preferred Shares. Pursuant to the terms of the Amended Exchange Agreement, there were approximately 167,644,553 shares of common stock issued and outstanding after giving effect to (a) the Exchange, (b) the share cancellations, debt conversions and the issuance of the consulting shares pursuant to the Amended Exchange Agreement, and (c) assuming the full conversion of the Series A Preferred Shares. As a result of the Exchange, the Company became a 49% shareholder of Technorient on a fully-diluted basis. Additionally, as a condition to the Exchange, the Company completed the sale of all the capital stock of Brooke Carlyle, which prior to the Exchange constituted all of the Company’s assets, for $1,000 cash to Nexgen.

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

The Company is currently engaged in litigation regarding the Series A Preferred Shares purportedly issued to Happy Emerald Limited.  The Company believes that the Series A Preferred Shares that were purportedly issued to Happy Emerald Limited, and all shares of common stock converted therefrom, are subject to cancellation.  A more detailed description of the Company’s claims with respect to the shares purportedly issued to Happy Emerald Limited is set forth in Part I, Item 3 (Legal Proceedings) of this Report on Form 10-K (“Report”).

 After the closing of the Exchange, the Company’s main business became its 49% ownership interest in Technorient.

On December 27, 2006, the Company effected an increase in the number of the Company’s authorized shares of capital stock from 200,000,000 to 500,000,000 total authorized shares of capital stock, and a corporate name change through the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada. As of such date the Company’s authorized capital stock consisted of 400,000,000 authorized shares of common stock, $0.001 par value per share, and 100,000,000 authorized shares of preferred stock, with a par value $0.001 per share. The Company also concurrently effected a change of the Company’s corporate name to “China Premium Lifestyle Enterprise, Inc.” The Company name change and its new trading symbol (OTCBB: CPMM) became effective on the OTC Bulletin Board on December 28, 2006.

In March 2007, the Company entered into an agreement with Falber Confezioni, S.r.l. to become the sole importer and distributor of John Richmond, Richmond X and Richmond Denim clothing for men and women in Hong Kong, Macau, Taiwan and in China commencing in the Spring/Summer season of 2008 and ending in the Fall/Winter season of 2012.

On April 3, 2007, the Company established a wholly owned subsidiary named CPMM (Asia) Limited (f/k/a Leader Mount Limited), a Hong Kong corporation (“CPMM Asia”). CPMM Asia is principally engaged in the distribution of luxury brand apparel.

On July 10, 2007, the Company entered into a Non-binding Letter of Intent with Keyforce (BVI) Limited (“Keyforce (BVI)”) (the “Letter of Intent”), a subsidiary of Wo Kee Hong (Holdings) Limited of Hong Kong, to begin negotiations to acquire from Keyforce (BVI) its luxury yacht distribution business. Keyforce (BVI) is the sole shareholder of Keyforce Holdings Limited (“Keyforce Holdings”) and Noble Brand Investments Limited (“Noble Brand”). Keyforce Holdings is engaged in the distribution of luxurious Italian “Ferretti” motor yachts in China while Noble Brand distributes Taiwanese produced “Horizon” motor yachts in China, Hong Kong and Macau. The Letter of Intent expired on January 9, 2008. As of March 30, 2009, no binding agreements had been entered into, but discussions remain ongoing.

            On December 7, 2007, the Company filed a Certificate of Change Pursuant to Nevada Revised Statutes §78.209 with the Nevada Secretary of State to effect a one-to-five reverse stock split pursuant to which each five outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005, and the total number of shares of our common stock outstanding was reduced from 122,672,214 shares to 24,534,491 shares. No change was made in the number of the Company’s authorized shares. No scrip or fractional share certificates were issued in connection with the stock split. Stockholders received a number of shares of new common stock rounded up to the nearest whole number in lieu of fractional interests resulting from the stock split. Following the stock split, the Company’s common shares began trading under a new ticker symbol (OTCBB: CPLY).

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

RECENT DEVELOPMENTS

On January 18, 2008, CPMM Asia, a wholly-owned subsidiary of the Company, entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement grants CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim (“Products”) and to open points of sale identified by the signs of Products identified by the “John Richmond,” “Richmond,” “Richmond X,” and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products will be supplied by Falber. In addition, CPMM Asia has the right to use the Signs, and to open and manage in the Exclusivity Area, mono-brand shops identified by the Signs for the sale of the Products and other articles identified by the Signs. CPMM Asia also has the right to sublicense these rights to third parties. The first mono brand shop of “Richmond X” was opened in Hong Kong at the end of 2007. In early May 2008, CPMM Asia opened the second mono brand shop in Hong Kong.

 TECHNORIENT OVERVIEW

The Company’s main business remains its 49% ownership interest in Technorient. Technorient is a corporation formed in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), German Motors Limited (“German Motors”), Italian Motors (Sales & Service) (“Italian Motors”), Italian Motors (Sales & Service) Limited (“IML”) and King Express Group Limited (“King Express”). Collectively, Auto Italia, Italian Motors, IML, German Motors and King Express are hereafter referred to as the “Technorient Group”. Originally founded in 1974 by Mr. Adamczyk as German Motors, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed as sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed as importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business.  On April 24, 2008, Auto Italia formed a wholly-owned subsidiary named Success Master Holdings Limited, in Hong Kong. This new entity currently does not have any operations. On August 7, 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd. in China to engage in the distribution of Ferrari and Maserati cars in Nanjing.

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

Auto Italia and Italian Motors operate from eight locations in Hong Kong and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati. Management believes that the group has a well-established customer base comprised of high net worth individuals in Hong Kong and China and enjoys through its sales performance and reputation for first class facilities and customer service, and excellent relationship with senior management of both Ferrari S.p.A. and Maserati S.p.A.

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

In October 2007, King Express was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau.  It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently the AgustaWestland helicopters business is in its preparatory stage with the likely arrival of the first helicopter anticipated at the beginning of 2010.

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

Because the structure of the Shanghai JV precludes its shareholders from direct ownership of licensed dealers in China and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of IML’s interest in the Shanghai JV so that Technorient could acquire an independent dealer network in China and, among other things, maintain its direct customer relationships. As part of this arrangement, Technorient would apply for and receive dealer licenses in key markets in China such as Dalian and Nanjing (already awarded) and would, in conjunction with Ferrari, continue to build its dealer network to capitalize on its client base in China and pursue its luxury brand platform.

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

On August 7, 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd in China to engage in the distribution of Ferrari and Maserati cars in Nanjing.

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

Auto Italia and Italian Motors operate from eight locations in Hong Kong, Macau and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati.

AgustaWestland helicopters

In October 2007, King Express was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau.  It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis.

Currently the AgustaWestland helicopters business is in its preparatory stage with likely arrival of the first helicopter anticipated at the beginning of 2010.

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

Market Analysis

Hong Kong and Macau

After several years of steady growth, the market in Hong Kong and Macau for super luxury performance vehicles was severely impacted by the SARS crisis and the resulting economic downturn in 2003 which, together with the imposition of a poorly conceived luxury tax (now reduced and restructured) reduced Ferrari sales to a fraction of the prior period.  Between 2004 and the first half of 2008, Hong Kong and Macau experienced an economic boom, built largely on the robust performance of the Chinese economy, particularly on the consumption side. However, during the last half of 2008, Hong Kong and Macau began to feel the effects of the worldwide economic slowdown.

Sales for Ferrari and Maserati stabilized at around 140 units in 2005 with annual growth in the region of 30% reaching close to 270 units in 2008.  Given the relatively small but extremely wealthy customer base for the Group’s products in Hong Kong and Macau, management believes that sales will remain steady, despite the currently experienced slowdown, while the proportion of sales in China is expected to continue to increase, albeit at a somewhat slower rate.

China

The consumer market in China has emerged as an engine of economic growth during the past years.  In 2005, China overtook Japan as the second largest car market in the world after the United States, with 5.9 million units sold in 2005.  China has continued to achieve record sales during the run-up to 2008 (2006: 7.2 million, 2007: 8.9 million, 2008: 9.4 million), but a slowdown in sales became evident during the second half of 2008 which management believes is likely to continue in 2009.

Business Strategy

Technorient’s main strategy of building a luxury brand platform in China will be centered around continued development of the independent dealer network for the key brands of Ferrari and Maserati. This network, like the dealerships in Dalian and Nanjing, will be developed, in cooperation with Ferrari S.p.A. and Maserati S.p.A., both through new operations and acquisitions of existing dealerships in key industrial regions with a high concentration of wealthy individuals who form an important part of Technorient’s customer base.

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

The following table reflects our percentage of total revenues of Technorient by business segments for our last three fiscal years:

	Percentage of Total Revenues of Technorient as of
Business Segment	December 31, 2008	December 31, 2007	December 31, 2006
New and used vehicles	94%	94%	92%
Parts and services	6%	6%	8%

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

Store Operations

With the appointment of the Nanjing dealership in the Yangtze River Delta Economic Zone in 2008, Technorient now has eight authorized showrooms and after-sales parts and service facilities throughout Hong Kong, Macau, and China.

Location	Store	Franchises	Year Opened/ Acquired
Hong Kong	Tokwawan	Ferrari & Maserati	1975
Hong Kong	Causeway Bay	Ferrari	1998
Hong Kong	Tai Kok Tsui	Ferrari & Maserati	1990
Hong Kong	Ap Lei Chau	Ferrari & Maserati	2005
Hong Kong	Wanchai	Maserati	2005
China	Dalian	Ferrari & Maserati	2006
China	Dalian	Ferrari & Maserati	2008
China	Nanjing	Ferrari & Maserati	2008

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

We provide parts and service primarily for the vehicle brands sold by our stores, but we also service other vehicles. In 2008, our service, body and parts operations generated approximately $7.3 million in revenues, or 6% of total revenues of Technorient. We set prices to reflect the varying difficulty of the types of repair and the cost and availability of parts. Revenues from the service and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales that may occur in a slow economic environment.   Technorient’s focus on service advisor training, as well as a number of pricing and cost saving initiatives across the entire service and parts business lines, have led to improvements in same-store service and parts sales in 2008 compared to 2007, as well as improvements in gross profit margins achieved.  Further, our focus on satisfying the client in both the sales and after-sales areas has led to consistently high levels of recommendation and endorsement, and additional and repeat business, all of which has benefited Technorient for over thirty years.

SUPPLIERS

Our major suppliers are as follows:

ITEM	SOURCE AND LOCATION
Ferrari automobiles and automobile parts	Ferrari S.p.A., Maranello, Italy
Maserati automobiles and automobile parts AgustaWestland helicopters (1) Men’s and women’s Ready-to-Wear John Richmond, Richmond X and Richmond Denim apparel	Maserati S.p.A., Modena, Italy Agusta S.p.A., Italy Falber Confezioni S.r.l., Italy.

(1)	We anticipate that delivery of AgustaWestland helicopters will begin in early 2010.

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

BACKLOG ORDERS

The limited supply of cars by Ferrari and Maserati factories is a worldwide phenomenon due to the limited production capacity. We have many customers who have paid the deposit and prepared to wait for years for new cars. As a result, the backlog orders arise. Our backlog as of December 31, 2008 was approximately $241.8 million compared to approximately $178.9 million at December 31, 2007.

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

In new and used vehicle sales, our operations compete primarily with other franchised dealerships of luxury vehicles in their regions. We rely on advertising and merchandising, sales expertise, service reputation, strong brand names and location of our operations to sell new vehicles. See “Risk Factors — OTHER BUSINESS OPERATING RISKS -- Substantial competition in automobile sales may adversely affect our profitability due to our need to lower prices to sustain sales and profitability.”

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

EMPLOYEES

As of December 31, 2008, we employed approximately 221 persons. We believe we have good relationships with our employees. We are not party or subject to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of Section 15(d) of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission’s public reference room in Washington, D.C.  Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. You may also request copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC by requesting copies of such reports in writing. Such written requests shall be made to our corporate secretary and sent to our executive offices at the address set forth on the cover page of this Form 10-K.

Our principle executive office is located at 10/F, Wo Kee Hong Building 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. Our website is  http://www.chinapremiumlifestyle.com , our phone number is (852) 2954-2469 and our email address is jasona@chinapremiumlifestyle.com ..

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

RISKS RELATED TO OUR BUSINESS

Deteriorating global economic conditions may affect our financial results, harming our business.

As our business has expanded, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters, particularly during our most recent fiscal quarter that ended on December 31, 2008. This has led to our customers deferring, reducing or cancelling purchases in response to tighter credit and negative financial news. These factors have negatively impacted our business and our financial results.

If global economic conditions continue to deteriorate, or our customers continue to perceive uncertainty in global economic conditions, many of our customers may further delay, reduce or cancel purchases of luxury items. This could result in further reductions in sales of our products, longer sales cycles, slower adoption of new models and products and increased price competition.

These actions have and may continue to negatively impact our business, financial results and financial condition.

The actions that we are taking in response to the global economic slowdown and our related business slowdown may be costly and may not be as effective as anticipated.

We are taking actions to reduce our cost structure to more closely align our costs with our revenue levels. In taking these actions, we are attempting to balance the cost of such initiatives against the longer term benefit of such initiatives.  This will incur additional costs in the short term that may have the effect of reducing our operating margins. If we do not achieve the proper balance of these cost reduction initiatives, we may eliminate critical elements of our operations, the loss of which could negatively impact our ability to benefit from an economic recovery. We cannot assure that our cost cutting efforts will achieve appropriate levels of expenses and we may take additional actions in the future.

In addition, we are taking actions to stimulate demand through a number of marketing initiatives. Although we are attempting to balance the cost of these programs against the longer term benefits, it is possible that we will make such investments without a corresponding increase in demand for our products. This would reduce our operating margins and have a negative impact on our financial results.

The recent global credit and banking crisis may further negatively affect our business, results of operations, and financial condition.

The recent global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Our business has been impacted by these events and may be further impacted by: the insolvency of key channel partners impairing our distribution channels; counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves; and increased expense or inability to obtain short-term financing if banks providing our line of credit are unable to lend us money when it is needed for our operations.

Our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence and changes in fuel prices and credit availability, which could have a material adverse effect on our business, revenues and profitability.

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

RISKS RELATED TO AUTOMOTIVE MANUFACTURERS

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

Our success depends on the overall success of the line of vehicles that each of our operations sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. In 2008, sales of new Ferrari and Maserati accounted for 52% and 29%, respectively, of Technorient’s total revenues. A significant decline in the sale of new vehicles produced by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could have a material adverse affect on our results of operations, financial condition or cash flows. Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us. In particular, labor strikes at a manufacturer or supplier that continue for a substantial period of time could have a material adverse affect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and could in the future lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may have a material adverse affect on our results of operations, financial condition or cash flows.

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

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2008 that accounted for 100% of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Twelve Months Ended December 31, 2008
Ferrari	46%
Maserati	54%

Ferrari and Maserati vehicles represented 100% of our total new vehicle retail units sold in 2008. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of these vehicle manufacturers.

In the event of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) such manufacturer may be unable to maintain an adequate, or any, supply of vehicles, and (4) consumer demand for such manufacturer’s products could be materially adversely affected.

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

Our manufacturers generally require that our premises meet defined image and facility standards and may direct us to implement costly capital improvements as a condition for renewing certain franchise agreements. All of these requirements could impose significant capital expenditures on us in the future.

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

RISKS RELATED TO OUR ACQUISITION STRATEGY

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

OTHER BUSINESS OPERATING RISKS

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

We are currently involved in legal proceedings and the outcome is uncertain.

As discussed in greater detail in Part I, Item 3 (Legal Proceedings) of this Report, we are currently involved in a lawsuit in the United States District Court, Central District of California, in which we have asserted claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief against certain defendants, including certain current and former officers and directors of the Company.  The Company expects that claims for estoppels, slander of title, conversion and constructive trust will be asserted against the Company in this litigation.  While we deny any such alleged wrongdoing and will vigorously defend these claims if they are asserted in the lawsuit, we are unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company at this time or to estimate the amount or range of a possible loss.

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

Our assets are located outside the United States and all of Technorient’s current operations are conducted in Hong Kong, Macau and in China. Moreover, four of our directors and all of our officers are nationals or residents of Hong Kong. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR STOCK

There is a limited trading market for our shares. You may not be able to sell your shares if you need money.

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the 30 trading days ended March 25, 2009, the average daily trading volume of our common stock was approximately 503 shares. As of March 23, 2009, we had approximately 53 stockholders of record, as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

We have no immediate plans to pay dividends.

We have not paid any cash dividends on our common stock to date and do not expect to pay such dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

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

Item 3.    LEGAL PROCEEDINGS

On December 19, 2008, the Company filed an action, styled China Premium Lifestyle Enterprise, Inc. v. Happy Emerald Limited, et al., in the United States District Court, Central District of California, Case No. SACV08-1439 (the “Federal Court Action”), asserting claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief.  The Company has named Happy Emerald Ltd., a purported British Virgin Islands corporate entity (“HEL”), Global Premium Brands Co., Inc., a defunct California Corporation (“California Global”), Global Premium Brands Co., Inc., a Nevada corporation (“Nevada Global”), Fred De Luca, Charles Miseroy, Delia Rodriguez, Robert G. Pautsch, Richard Cabo and Federico Cabo as defendants (collectively, the “Defendants”).

The Company asserts in the Federal Court Action that the Defendants have acted in concert to fraudulently obtain shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Shares”) and, in some instances, have breached their fiduciary duties to the Company relating to their conducts involving the Preferred Shares.  The Company authorized the issuance of the Preferred Shares as consideration for certain future services to be performed by HEL under a July 15, 2006 Consulting Services Agreement.  HEL, however, as alleged in the Federal Court Action, has not performed the required services and the Preferred Shares have accordingly never been paid for.  The Company believes the Preferred Shares are subject to cancellation.  In the Federal Court Action, the Company alleges that the Defendants have improperly obtained certificates for the Preferred Shares, attempted to transfer the Preferred Shares between themselves, and sought to have the restrictive legend removed from a portion of the Preferred Shares.  The Company is seeking a declaration of the parties’ respective rights regarding the Preferred Shares as well as injunctive relief and damages against the Defendants.

In a related matter, the Company was named as a defendant in a state court action, styled Federico G. Cabo, et al. v. China Premium Lifestyle Enterprise, Inc., et al., California Superior Court, Ventura County, Case No. 56-2008-00333382-CU-BC-VTA (the “State Court Action”).  The plaintiffs in the State Court Action (defendants in the Federal Court Action) Federico Cabo, Fred De Luca, and Nevada Global, asserted various claims against multiple defendants relating to the Preferred Shares issued to HEL in which these plaintiffs claim an interest.  The plaintiffs asserted claims for estoppels, slander of title, conversion and constructive trust against the Company in the State Court Action.  By agreement with the plaintiffs in the State Court Action, the State Court Action was dismissed, without prejudice, and it is anticipated that the same or similar claims will be asserted in the Federal Court Action.  The Company denies any such alleged wrongdoing and will vigorously defend these claims if they are asserted in the Federal Court Action.  The Company, however, is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company at this time or to estimate the amount or range of a possible loss.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

	LOW	HIGH
2008
Fourth Quarter	0.15	0.60
Third Quarter	0.15	0.69
Second Quarter	0.43	0.85
First Quarter	0.35	1.00

2007
Fourth Quarter (1)	0.25	1.01
Fourth Quarter (2)	0.13	0.23
Third Quarter	0.10	0.28
Second Quarter	0.10	0.38
First Quarter	0.18	0.54

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

STOCKHOLDERS

As of March 23, 2009, we had 29,104,110 shares of common stock outstanding. As of March 23, 2009, we had approximately 53 stockholders of record, as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans is included in “Item 11 – Equity Compensation.”

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section contains forward-looking statements.  These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur.  Relevant factors, risks and uncertainties include, but are not limited to, those discussed in "Item 1. Description of Business," "Item 1A.  Risk Factors" and elsewhere in this Report.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's beliefs and opinions as of the date of this Report.  We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.  See "Forward-Looking Statements."

GENERAL

China Premium Lifestyle Enterprise, Inc. is in the business of importation, distribution and sales of premium brand luxury products in Hong Kong, Macau and China. Currently, the Company’s main business is its ownership interest in Technorient, a Hong Kong corporation. Through its subsidiaries, Technorient’s business consists mainly of the importation, distribution, and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and the distribution of “Ferrari” and “Maserati” branded cars and spare parts in China. In January 2008, the Company entered into an agreement with Falber Confezioni, S.r.l. to become the sole importer and distributor of “John Richmond”, “Richmond X” and “Richmond Denim” clothing for men and women in Hong Kong, Macau, Taiwan and in China commencing in the Spring/Summer season of 2008 and ending in the Fall/Winter season of 2012. In October 2007, King Express Group Limited, a wholly owned subsidiary of Technorient, was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau.  Currently the AgustaWestland helicopters business is in its preparatory stage with the likely arrival of the first helicopter anticipated at the beginning of 2010.

TECHNORIENT OVERVIEW

Technorient is a corporation formed in Hong Kong on March 8, 1983. The Technorient Group was originally founded in 1974 by Herbert Adamczyk as German Motors, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business.

IML is a 1% equity holder in the Shanghai JV.  Because the structure of the Shanghai JV precludes its shareholders from direct ownership of licensed dealers in China and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of IML’s interest in the Shanghai JV so that Technorient could acquire an independent dealer network in China and, among other things, maintain its direct customer relationships. As part of this arrangement, Technorient would apply for and receive dealer licenses in key markets in China such as Dalian and Nanjing (already awarded) and would, in conjunction with Ferrari, continue to build its dealer network to capitalize on its client base in China and pursue its luxury brand platform.

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of its 29% equity interest in the Shanghai JV in July 2006. The disposal was completed in December 2007, after the disposal, IML continued to hold a 1% equity interest in the Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China that were allocated in accordance with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China, and IML owned a 95% equity interest in Dalian Auto Italia. On August 3, 2007, IML entered into an agreement to acquire the remaining 5% equity interest in Dalian Auto Italia. IML currently owns a 100% equity interest in Dalian Auto Italia.

On August 7, 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd. in China to engage in the distribution of Ferrari and Maserati cars in Nanjing.

Auto Italia and Italian Motors operate from eight locations in Hong Kong, Macau and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati. Management believes that the group has a well-established customer base comprised of high net worth individuals in Hong Kong and China and enjoys through its sales performance and reputation for first class facilities and customer service, an excellent relationship with senior management of both Ferrari S.p.A. and Maserati S.p.A.

On July 10, 2007, the Company entered into a non-binding Letter of Intent with Keyforce (BVI) Limited (“Keyforce (BVI)”) (the “Letter of Intent”), a subsidiary of Wo Kee Hong (Holdings) Limited of Hong Kong, to begin negotiations to acquire from Keyforce (BVI) its luxury yacht distribution business. Keyforce (BVI) is the sole shareholder of Keyforce Holdings Limited (“Keyforce Holdings”) and Noble Brand Investments Limited (“Noble Brand”). Keyforce Holdings is engaged in the distribution of luxurious Italian “Ferretti” motor yachts in China while Noble Brand distributes Taiwanese produced “Horizon” motor yachts in China, Hong Kong and Macau. The Letter of Intent expired on January 9, 2008. As of March 30, 2009, no binding agreements had been entered into, but discussions remain ongoing.

In October 2007, King Express was appointed byAgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau.  It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently the AgustaWestland helicopters business is in its preparatory stage with the likely arrival of the first helicopter anticipated at the beginning of 2010.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying audited consolidated balance sheet as of December 31, 2008 and 2007 and the audited consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006, and the related notes thereto, for further discussion of our accounting policies.

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

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, and vehicle parts and accessories, and are stated at the lower of cost or market. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market.  Fashion apparel inventory is valued at the first-in, first-out method and is stated at the lower of cost or market. Write-down of potentially obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Historically our actual physical inventory count results have shown our estimates of write-down of potentially obsolete or slow-moving inventory to be reliable.  However, additional provisions may be required in the future if general economic conditions deteriorate, thereby reducing net earnings.

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

Stock-based compensation expense is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards and if factors change, we employ different assumptions. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts and sales of fashion apparel. Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when a sales contract has been executed and the vehicle’s title has passed.

(ii)	Sales of fashion apparel and accessories are recognized when the products have been delivered and title has passed.

(iii)	Sales of vehicle parts are recognized when the parts have been delivered and the title has passed.

(iv)	Vehicle maintenance and repair income is recognized when services are fully rendered.

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

Contingencies

From time to time, we are involved in disputes, litigation and other legal proceedings. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. Currently, we have no outstanding legal proceedings or claims, which require a loss contingency.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115  (“SFAS 159”), which will be effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company elected not to adopt the fair value provisions of SFAS 159.

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

RESULTS OF OPERATIONS

Results of Operations comparison of year ended December 31, 2008 to year ended December 31, 2007, and comparison of year ended December 31, 2007 to year ended December 31, 2006

SALES

	Fiscal Year Ended December 31, 2008		Fiscal Year Ended December 31, 2007		Fiscal Year Ended December 31, 2006
	Total Sales	% of Total Sales	Total Sales	% of Total Sales	Total Sales	% of Total Sales
New Vehicles	$98.9M	80%	$79.3M	74%	$51.5M	72%
Used Vehicles	$16.5M	13%	$20.7M	20%	$14.1M	20%
Parts and Service	$7.3M	6%	$6.5M	6%	$5.9M	8%
Fashion Apparel	$0.9M	1%	-	-	-	-

Total	$123.6M	100%	$106.5M	100%	$71.5M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Net sales increased $17.1 million or 16%, from 2007 to 2008, while net sales increased $35.0 million or 49%, from 2006 to 2007. The increase from 2007 to 2008 was primarily attributable to our new vehicles trading segment.

New vehicle sales increased $19.6 million or 25% from 2007 to 2008 while the quantity of new vehicles sold increased 30% for the same period. This was primarily due to the launch of the Ferrari 8-cylinder sports car, the “430 Scuderia” and an increase in deliveries of the Maserati 8-cylinder two-door 2+2 coupe, the “GranTurismo”, which was launched in the last quarter of 2007.  The used vehicle sales decreased approximately $4.2 million or 20% from 2007 to 2008 while the quantity of used vehicles sold decreased 28% for the same period.

The increase in parts and service sales from 2007 to 2008 was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to maintain.

The increase in net sales from 2006 to 2007 was mainly due to the increase of deliveries of the Ferrari 8-cylinder sports car, the F430 and F430 Spider, and the 12-cylinder 2-seater sports car, the F599 GTB Fiorano. For Maserati, the launch of the “GranTurismo” also fueled the growth of sales in 2007.  New vehicles sales increased $27.8 million or 54% from 2006 to 2007 while the quantity of new vehicles sold increased 37% for the same period.  Used vehicles sales increased $6.6 million or 47% from 2006 to 2007 while the quantity of used vehicles sold increased 6% for the same period. The increase was primarily due to an increase in new car sales resulting in increased used car business in the form of trade-ins, and because more efforts were made by the Company to increase its used car sales.

The increase in parts and service sales from 2006 to 2007 was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to maintain.

COST OF SALES

Cost of sales for 2008 increased $12.9 million or 14%, from $89.8 million in 2007 to $102.7 million for 2008, which was consistent with the increase in Company’s revenues during this period. Cost of sales increased $30.8 million or 52%, from $59 million in 2006 to $89.8 million for 2007. The increase in our costs of sales from 2006 to 2007 was also consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for 2008 increased by 1.2% to 16.9% from 15.7% in 2007 and the gross profit increased by $4.2 million or 25%, from $16.7 million in 2007 to $20.9 million in 2008. This increase is mainly attributed to the new and used vehicles trading segment. The increase in gross profit margin was mainly due to deliveries of the “GranTurismo” and sales of certain highly acclaimed used cars including F599 GTB Fiorano, F430 Spider and Maserati GranTurismo.

Gross profit increased from $12.6 million in 2006 to $16.7 million in 2007, an increase of $4.1 million or 33%. Gross margin was 15.7% for 2007, a decrease of 1.9% from 17.6% for the same period of 2006. The increase in gross profit was consistent with the growth of our Company’s sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, or “S,G&A” expenses, includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses,.

“S,G&A” expenses increased by $5.2 million, or 37.5% in 2008, from $13.8 million in 2007 to $19.0 million in 2008. S,G&A expenses also increased by $2.9 million or 26.1% in 2007 compared to our 2006 S,G&A expenses, which was $10.9 million. The increase in S,G&A expenses from 2006 to 2008 was primarily due to the growth of revenues and rapid business expansion which was reflected in our increased staff cost, rental expenses, depreciation and marketing expenses. Legal, professional and audit fees increased by approximately $377,000 or 41.7% in 2008, from $904,000 in 2007 to $1,281,000 in 2008. The increase was mainly due to the professional fees incurred for US SEC reporting and compliance obligations as well as compliance with Section 404 of the Sarbanes- Oxley Act. Our legal, professional and audit fees also increased by approximately $113,000 or 14.3% in 2007, from $791,000 in 2006 to $904,000 in 2007.

Due to the rapid business expansion, our staffing cost increased from approximately $4.9 million for 2007 to approximately $6.0 million for 2008. Our staffing costs also increased by $1.7 million or 53.1% in 2007 compared to our 2006 staffing cost of approximately $3.2 million.

Our rent, rate and building management fees increased from approximately $1.3 million for 2006 to $1.4 million in 2007, and such fees further increased to approximately $3.7 million for 2008.  The increase in such fees were mainly due to development of the fashion apparel business and motor business as well as the renewal of several existing tenancy agreement.  Our depreciation expense increased from $722,000 in 2007 to $827,000 in 2008, an increase of approximately $105,000. Depreciation expense also increased by $153,000 in 2007 compared to our 2006 depreciation expense, which was approximately $569,000 for 2006. The increase in depreciation from 2006 to 2008 was consistent with the expansion of our business.

Further our marketing expenses increased by $792,000, or 72% in 2008, from $1,107,000 for 2007 to $1,899,000 in 2008. Marketing expenses increased by $273,000, or 32.8% in 2007 compared to our 2006 marketing expenses of $834,000. The increase in marketing expenses from 2007 to 2008 was mainly due to expenditures relating to the grand opening event held in Nanjing, China in November 2008 for the Company’s second dealership in China  The increase in marketing expenses from 2006 to 2007 was primarily due to the increased exhibition expenses, which increased from $434,000 for 2006 to $790,000 in 2007. This was mainly due to expenditures relating to an event held in Hong Kong during February 2007 for the celebration of Ferrari’s 60th anniversary, an event held in Macau during July 2007 for the launch of Maserati GranTurismo and an event held in Hong Kong during December 2007 for the launch of Ferrari 430 Scuderia.

OTHER INCOME (EXPENSES), NET

Other income increased from approximately $5,000 for 2007 to $997,000 for 2008. The increase was primarily due to the combination of decreased interest expense, share of result of an associate and increased interest income and commission income. The interest income and commission income increased from $189,000 for 2007 to $486,000 for 2008. Interest expenses decreased from approximately $771,000 for 2007 to approximately $569,000 for 2008. The Company had completed the disposal of 29% equity interest in the Shanghai JV in December 2007, no share of loss of that associate was incurred in 2008. In 2007, the share of loss of an associate was approximately $150,000.

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

INCOME TAX

Income tax expenses increase to approximately $955,000 in 2008 compared to approximately $539,000 in 2007 and $271,000 in 2006. The increase of the tax expenses were due to the improved result from the motor business.  The tax expenses for 2007 were as a result of the utilization of the deferred tax asset recognized in 2004. The income tax expenses for 2006 were a combined result of the utilization of the deferred tax asset recognized in 2004 and the tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $761,000 for the year ended December 31, 2008, compared to approximately $10,375,000 for the year ended December 31, 2007, primarily as a net result of the following:

•	For the year ended December 31, 2008, cash flow generated from sales was approximately $3,731,000 compared to approximately $4,301,000 for the year ended December 31, 2007, a decrease of $570,000.

•
For the year ended December 31, 2008, accounts receivable increased by approximately $1,295,000, primarily due to the remarkable sales recognized in December.  Sales for December 2008 was increased by approximately $10,502,000 to approximately $25,220,000 from approximately $14,718,000 for December 2007.

•
For the year ended December 31, 2008, our inventory increased by approximately $3,512,000. The increase was consistent with our business growth especially in the car trading segment. The inventory conversion period for 2008 increased from 1.2 months to 1.5 months, due to the start-up of the fashion business.

•
For the year ended December 31, 2008, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate decrease of cash generated by operations of approximately $2,969,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended December 31, 2008 we expended net cash of approximately $4,800,000 in investing activities, including a $3,273,000 increase in restricted cash for the trade finance facilities enhancement in order to support the growth of our business and a $1,862,000 purchase of property and equipment, offset by $338,000 proceeds from disposal of property and equipment. For the year ended December 31, 2007, we utilized approximately $333,000 in investing activities that was the combined effect of increase in restricted cash, acquisition of property and equipment and proceeds received from the disposal of interest in an associate.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2008, we made new net drawdown amounting to approximately $3,224,000 and received approximately $55,000 advances from affiliates. For the year ended December 31, 2007, the Company repaid net amount of approximately $1,962,000 of outstanding debt and provided approximately $4,972,000 in advances to affiliates and an associate.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at December 31, 2008 by approximately $9,415,000 an increase of $1,274,000 from December 31, 2007. The ratio of our current assets to our current liabilities was 1.21 to 1 at December 31, 2008 and it was 1.24 to 1 at December 31, 2007. At December 31, 2008, our current assets of approximately $54.2 million included approximately $12.7 million in inventory that was funded by our operating cash flow and trade finance facilities. Our current liabilities of approximately $45 million included customer deposits of approximately $19.9 million.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders.

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

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	PAYMENT DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Short-Term Borrowings Obligations	9,935	9,935	—	—	—
Long-Term Borrowings Obligations	—	—	—	—	—
Operating Lease Obligations	21,306	3,976	7,839	3,518	5,973
Total	31,241	13,911	7,839	3,518	5,973

Our borrowings, by pledge of vehicles and certain bank deposits were mainly used to finance the purchase of vehicles . The interest rates are generally based on the bank’s best lending rate in Hong Kong plus a certain percentage. The range of effective interest rate on the borrowings is from 4.25% to 6.25% per annum.

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

For related party transactions, see Part III ‘Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”

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

Interest Rates . Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At December 31, 2008, we had approximately $5,827,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates . While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the year ended December 31, 2008 was not material to us.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(THE COMPANY’S FINANCIAL STATEMENTS COMMENCE ON THE FOLLOWING PAGE)

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Premium Lifestyle Enterprise, Inc.

We have audited the accompanying consolidated balance sheets of China Premium Lifestyle Enterprise, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 31, 2009

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$5,827,132	$6,583,566
Restricted cash	4,427,439	1,154,226
Trade receivables, net of provision	11,761,228	10,440,455
Inventory, net	12,670,567	9,162,934
Prepayments	1,952,882	1,602,793
Other current assets	6,419,106	2,931,877
Amounts due from affiliates	11,147,103	10,226,161
Total current assets	54,205,457	42,102,012
Property and equipment, net	2,905,927	2,050,850
Goodwill	39,734	39,436
TOTAL ASSETS	$57,151,118	$44,192,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,935,435	$5,274,838
Obligations under finance lease – current portion	-	110,996
Bills payable	1,333,502	2,659,191
Trade payables	3,795,196	1,063,265
Deposits received	19,887,368	16,306,698
Other current liabilities	7,405,454	7,088,429
Amounts due to affiliates	2,433,340	1,457,134
TOTAL LIABILITIES	44,790,295	33,960,551

Minority interests	7,104,333	4,918,636

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 247,798 shares at December 31, 2008; (495,791 shares at December 31, 2007)	248	496
Common stock
Authorized: 400,000,000 common stock, par value $0.005
Issued and outstanding: 29,104,110 shares at December 31, 2008; (24,534,491 shares at December 31, 2007)	145,521	122,672
Additional paid-in-capital	5,558,888	5,581,489
Accumulated other comprehensive income	247,279	118,892
Accumulated deficit	(695,446)	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	5,256,490	5,313,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,151,118	$44,192,298

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
Sales:
New and used vehicles	$115,351,403	$99,968,991	$65,625,911
Parts and services and others	7,297,701	6,534,311	5,908,679
Fashion apparel and accessories	930,411	9,169	-
Net sales	123,579,515	106,512,471	71,534,590

Cost of sales:
New and used vehicles	(100,359,636)	(87,694,346)	(56,865,472)
Parts and services and others	(1,715,857)	(2,071,029)	(2,095,726)
Fashion apparel and accessories	(581,167)	(3,083)	-
Total cost of sales	(102,656,660)	(89,768,458)	(58,961,198)

Gross profit:
New and used vehicles	14,991,767	12,274,645	8,760,439
Parts and services and others	5,581,844	4,463,282	3,812,953
Fashion apparel and accessories	349,244	6,086	-
Total gross profit	20,922,855	16,744,013	12,573,392

Selling, general and administrative expenses	(18,964,700)	(13,788,348)	(10,933,655)

Operating earnings	1,958,155	2,955,665	1,639,737

Other income (expenses)
Interest expenses and other finance costs	(569,473)	(770,521)	(432,774)
Share of result of an associate	-	(149,871)	358,792
Other income	1,566,567	1,178,167	224,489
Loss on disposal of interest in an associate	-	(252,305)	-
Total other income (expenses)	997,094	5,470	150,507

Earnings before minority interests and income taxes	2,955,249	2,961,135	1,790,244

Provision for income taxes	(954,560)	(538,579)	(270,514)

Earnings before minority interests	2,000,689	2,422,556	1,519,730

Minority interests	(2,185,697)	(1,600,294)	(960,666)

Net (loss) earnings	$(185,008)	$822,262	$559,064

(Loss) Earnings per share

Basic	$(0.0066)	$0.0418	$0.3297

Diluted	$(0.0066)	$0.0285	$0.0186

Weighted average number of shares outstanding

Basic	28,064,991	19,689,806	1,695,914

Diluted	28,064,991	28,829,038	29,983,757

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	equity	income (loss)

Balance at December 31, 2005	-	$-	92,337	$5,919,064	$2,440,633	$(3,860,743)	$46,176	$4,545,130
Effect of corporate reorganization:
Recapitalization	-	-	5,153,499	(5,892,803)	(963,191)	1,968,979	-	(4,887,015)
Issuance of preferred stocks in share relation exchange	972,728	973	-	-	2,556,051	-	-	2,557,024
Issuance of preferred stocks pursuant to a consulting agreement	561,245	561	-	-	1,468,369	-	-	1,468,930
Issuance of common stock pursuant to a consulting agreement	-	-	140,000	700	174,300	-	-	175,000
Net earnings	-	-	-	-	-	559,064	-	559,064	$559,064
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	5,331	5,331	5,331

Balance at December 31, 2006	1,533,973	1,534	5,385,836	26,961	5,676,162	(1,332,700)	51,507	4,423,464	$564,395
Conversion of preferred stock on March 29, 2007	(960,000)	(960)	17,706,864	88,534	(87,574)	-	-	-
Conversion of preferred stock on June 8, 2007	(78,182)	(78)	1,441,743	7,209	(7,131)	-	-	-
Rounding adjustment	-	-	48	(32)	32	-	-	-
Net earnings	-	-	-	-	-	822,262	-	822,262	$822,262
Other comprehensive income:
Other comprehensive income released upon disposal of interest in an associate	-	-	-	-	-	-	(137,510)	(137,510)	(137,510)
Translation adjustments	-	-	-	-	-	-	204,895	204,895	204,895

Balance at December 31, 2007	495,791	496	24,534,491	122,672	5,581,489	(510,438)	118,892	5,313,111	$889,647
Conversion of preferred stock on March 24, 2008	(247,798)	(248)	4,569,619	22,849	(22,601)	-	-	-
Adjustment to number of shares of preferred stock (Note 15)	(195)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(185,008)	-	(185,008)	$(185,008)
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	128,387	128,387	128,387

Balance at December 31, 2008	247,798	$248	29,104,110	$145,521	$5,558,888	$(695,446)	$247,279	$5,256,490	$(56,621)

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(185,008)	$822,262	$559,064
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities
Minority interests	2,185,697	1,600,294	960,666
Depreciation and amortization	826,722	722,361	568,655
Gain on disposal of property and equipment	(132,041)	(1,929)	-
Loss on disposal of investment in associate	-	252,305	-
Provision (written back) for bad debts and bad debts written off	(25,697)	63,498	41,016
Provision (written back) for inventory	4,132	(8,976)	-
Equity earnings of an associate	-	149,871	(358,792)
Provision for income taxes	954,560	538,579	270,514
Common stock issued for services received	-	-	175,000
Other non-cash items	102,174	162,929	27,627
Changes in operating assets and liabilities:
Trade receivables	(1,295,076)	742,668	(5,892,474)
Other current assets	(3,837,318)	(361,076)	1,997,229
Inventory	(3,511,765)	(2,347,071)	(1,757,085)
Trade payables	2,731,931	582,406	335,229
Other current liabilities	2,943,135	7,457,058	5,253,962
Net cash provided by operating activities	761,446	10,375,179	2,180,611

Cash flows from investing activities:
Acquisition of additional interest in a subsidiary	-	(39,436)	-
Cash acquired upon reverse merger	-	-	1,272
Increase in restricted cash	(3,273,213)	(768,597)	(385,629)
Purchases of property, plant and equipment	(1,861,611)	(417,995)	(890,769)
Proceeds from disposal of property and equipment	337,768	22,441	-
Proceeds from disposal of interest in an associate	-	870,000	-
Net cash used in investing activities	(4,797,056)	(333,587)	(1,275,126)

Cash flows from financing activities:
Advances to affiliates	55,264	(4,265,661)	(4,455,496)
Repayments from (advances to) an associate	-	(706,443)	85,876
Increase (decrease) in short-term borrowings and bills payable	3,223,912	(1,961,557)	6,487,016
Net cash provided by (used in) financing activities	3,279,176	(6,933,661)	2,117,396

(Decrease) increase in cash and cash equivalents	(756,434)	3,107,931	3,022,881

Cash and cash equivalents at beginning of the period	6,583,566	3,475,635	452,754

Cash and cash equivalents at end of the period	$5,827,132	$6,583,566	$3,475,635

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$569,473	$770,521	$432,774
Income taxes	$701,984	$-	$-

Supplemental disclosure of non-cash information:
Preferred stock issued for consulting services to be received	$-	$-	$1,468,930
Common stock issued for consulting services received	$-	$-	$175,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1.  BACKGROUND AND BASIS OF PRESENTATION

Background

China Premium Lifestyle Enterprise, Inc. was formed in the State of Nevada on April 19, 2004.

Pursuant to the Share Exchange Agreement dated September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation, (“Technorient”) through a reverse merger, resulting in the stockholders of Technorient becoming the beneficial owners of approximately 49% of our stock.

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

Background of Technorient

Technorient is a corporation formed in Hong Kong. It is an investment holding company. Through its subsidiaries, Technorient offers a diversified range of automotive products and services including sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts. Technorient’s operations are located primarily in Hong Kong.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting principles for the estimate, which is typically in the period when new information becomes available to management. Management believes the most significant estimates affecting the consolidated financial statements include provision for bad debts, provision for inventory write-off, and accounting for income taxes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all non-restricted highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. For purpose of the consolidated statement of cash flows, cash and cash equivalents comprise cash on hand, time deposits, and cash equivalents with a maturity of three months or less from the date of investment.

Restricted cash deposits

Restricted cash deposits represent pledged bank deposits to secure certain banking facilities utilized by the Company and certain of its fellow subsidiaries.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces our trade receivables for that customer to the amount that is reasonably believed will be collected. Additional provision may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. The allowance for doubtful accounts at December 31, 2008 was $51,816 (2007: $77,052).

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, fashion apparel and vehicle parts and accessories, and are stated at the lower of cost or market. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market. Fashion apparel inventory is valued at the first-in, first-out method and is stated at the lower of cost or market. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. The provision for inventory as at December 31, 2008 was $4,151 (2007: Nil).

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, bills payable, other current assets, other current liabilities, and short-term bank borrowings, the carrying amounts approximate their fair values due to their short maturities.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Expenditures for major additions and improvements are capitalized and any minor replacements, maintenance and repairs are expensed as incurred. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet. The gain or loss arising on the disposal or retirement of an asset is determined as the difference between the sales proceeds and the carrying amount of the assets at the time of disposal and is recognized in the consolidated statement of operations. Depreciation is provided over the estimated useful lives of the assets using the straight-line method, except for leasehold improvements that are amortized over the estimated useful life or the respective lease term, whichever is shorter. The estimated useful lives of the assets are:

Leasehold improvements	5 years
Plant and machinery	5 years
Furniture, fixtures and office equipment	5 years
Motor vehicles	4 years

Depreciation charged to expense for the years ended December 31, 2008, 2007, and 2006 were $826,722, $722,361 and $568,655, respectively.

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

Goodwill

Goodwill represents the cost of an acquired business or equity interest in excess of the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, using a fair-value-based approach. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. At December 31, 2007 and 2008, goodwill was tested for impairment and no impairment was recognized.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, sales of vehicle parts and sales of fashion apparel. Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when a sales contract has been executed and the vehicle’s title passed.
(ii)	Sales of fashion apparel and accessories are recognized when the products have been delivered and the title has passed.
(iii)	Sales of vehicle parts are recognized when the parts have been delivered and the title has passed.
(iv)	Vehicle maintenance and repair income is recognized when services are fully rendered.

Shipping and handling costs

Shipping and handling costs mainly comprise the air freight and sea freight charges, the freight forwarding services charges and other relevant surcharges, and are classified as general and operating expenses. It is charged to the consolidated statement of operations in the period in which the corresponding shipment arrived to the final destination. Total shipping and handling costs for the years ended December 31, 2008, 2007 and 2006 were $1,634,971, $1,273,772 and $993,771, respectively.

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

Advertising and marketing

The Company expenses the cost of advertising and marketing, which included media advertising and promotion events, as incurred or when such advertising and marketing events initially take place. Advertising and marketing expenses for the years ended December 31, 2008, 2007 and 2006 were $1,899,491, $1,107,165 and $833,726, respectively.

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

Share-based compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment, as amended and interpreted, for its share-based compensation which required the Company to record compensation expense for all awards based on their grant date fair value. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted based on their fair value.

Pension obligation

The Company operates numerous defined contribution plans and the assets of which are generally held in a separate trustee administered fund. The pension plans are generally funded by payments from employees and/or by the relevant group companies. The Company’s contributions to the defined contribution plans are expensed as incurred. The Company’s contributions to the defined contribution plans for the years ended December 31, 2008, 2007 and 2006 were approximately $207,569, $155,705 and $119,000, respectively.

Income taxes

The Company accounts for income taxes under the provision of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“Fin 48”), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. We establish valuation allowance for our deferred tax assets if the amount of expected future taxable income is not more likely than not to allow for the use of the deduction on credit. The Company’s operations are primarily located in Hong Kong and subject to Hong Kong profits tax.

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to commons stockholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. All per share and per share information are adjusted retroactively to the earliest periods presented to reflect the effect of the Company’s recent recapitalization between the Company and Technorient (Note 1) and the effect of the reverse merger. See Note 5 for the computation of earnings per share.

Segment reporting

The Company determines and classifies its operating segments in accordance with SFAS No. 131 Disclosures About Segments Of An Enterprise And Related Information. The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics. The Company's reportable segments are motor vehicles retailing, which includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts and fashion apparel retailing, which includes sales of fashion apparel and accessories.

Related party transactions

For purposes of the Company’s consolidated financial statements, a related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the management or operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Warranty claims, purchase discounts, rebates or sales discounts and returns

The motor vehicles and parts the Company sells have limited warranty policy provided by the manufacturers. The warranty is limited in terms of number of parts and services covered by the warranty policy and the duration of the warranty period.  The Company does not offer any purchase discount or rebate due to the unique brand of the motor vehicle the Company sells. Sales discounts are charged to earnings in the period which the sales discounts are incurred. The Company bears the cost of any returns of the spare parts that are not covered by the manufacturer. These costs are charged to earnings in the period which the returns are incurred.  Sales discounts for the years ended December 31, 2008, 2007 and 2006 were $63,289, $36,997 and $20,496, respectively.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which became effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company elected not to adopt the fair value provisions of SFAS 159.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4.  CONCENTRATION OF RISK

Concentration of supplier credit risk

Our Company relies on supplies from numerous vendors. For the years ended December 31, 2008, 2007 and 2006, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with our Company or if our Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

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

NOTE 5.  EARNINGS PER SHARE

The computation of basic and diluted (loss) earnings per share is as follows for the years ended December 31:

	2008	2007	2006
Numerator:
Net (loss) earnings	$(185,008)	$822,262	$559,064

Denominator:
Weighted average common stock outstanding	28,064,991	19,689,806	1,695,914
Effect of dilutive preferred stock	-	9,139,232	28,287,843
Weighted average common stock and dilutive potential common stock	28,064,991	28,829,038	29,983,757

Basic net (loss) earnings per share	$(0.0066)	$0.0418	$0.3297

Diluted net (loss) earnings per share	$(0.0066)	$0.0285	$0.0186

The weighted average common stock outstanding for the years ended December 31, 2007 and 2006 have been retroactively adjusted for the Reverse Stock Split (See Note 15).

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

As of December 31, 2008 and 2007, the Company had 247,798 and 495,791, respectively, shares of Series A preferred stock outstanding and each Series A preferred stock is convertible into 18.4409 shares of the Company’s common stock. As no mandatory dividend is attached to the Series A preferred stock, no adjustment was made to the basic earnings per share to take into consideration the Series A preferred stock. The potential dilutive effect of such preferred stock is 4,569,618 and 9,139,232, respectively, shares of Company’s common stock. However, these shares were not included in the computation of diluted loss per share because the Company reported a net loss and the effect of their inclusion would be anti-dilutive.

NOTE 6.  INVENTORY

Inventory by major categories at December 31 is summarized as follows:

	2008	2007
New vehicles	$4,003,200	$3,364,857
Used vehicles	4,837,562	4,179,732
Fashion apparel	1,716,163	37,214
Parts, accessories and other	2,113,642	1,581,131
	$12,670,567	$9,162,934

Vehicles included in inventory of approximately $1,541,204 and $2,091,150 were pledged to secure the stocking loan outstanding as of December 31, 2008 and 2007, respectively (See Note 11).

NOTE 7. OTHER CURRENT ASSETS

Other current assets by major categories at December 31 are summarized as follows:

	2008	2007
Deposits	$1,565,464	$1,471,209
Amount due from a former associate	2,183,367	1,163,710
Other receivables	2,670,275	296,958
	$6,419,106	$2,931,877

NOTE 8.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 31 are summarized as follows:

	2008	2007
Leasehold improvements	$3,516,572	$2,037,305
Plant and machinery	628,831	487,746
Furniture, fixtures and office equipment	965,499	827,154
Motor vehicles	336,306	598,657
Total	5,447,208	3,950,862
Less: accumulated depreciation	(2,541,281)	(1,900,012)
	$2,905,927	$2,050,850

At December 31, 2007, the net book value of the Company’s motor vehicles included an amount of $239,041 held under capital leases (See Note 11).

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

The following tables present audited condensed financial information of FMC as of and for the year ended December 31, 2006 and as of and for the eleven months ended November, 30 2007.  The amounts included in the tables set forth below represent 100% of the financial condition and results of operations of FMC accounted for under the equity method.

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

The condensed statements of income of FMC for the eleven months ended November 30, 2007 and the year ended December, 31 2006 are as follows:

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

NOTE 10.  DEFERRED TAX ASSETS AND INCOME TAXES

Deferred tax assets

Deferred taxation recognized represents foreign unused tax loss carryforwards from prior years. Gross deferred taxation comprised federal net operating loss and foreign unused tax loss carryforwards from prior years. The federal unused tax loss carryforwards in the amount of $2,603,640 expire through 2028 and the foreign unused tax loss of $2,445,378 have unlimited useful lives under the local regulation at where the unused tax losses were derived. The foreign unused tax loss carryforwards can only be utilized by the entities generating such losses.

The Company has provided valuation allowances of $911,274 and $390,532 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Net deferred tax assets at December 31 consist of the following:

	2008	2007
Deferred tax assets:
Tax loss carryforwards and gross deferred tax assets	$1,301,806	$774,025
Valuation allowance	(1,301,806)	(774,025)
Net deferred tax assets	$-	$-

Gross deferred tax assets at December 31, 2008 and 2007 were reduced by valuation allowance of $1,301,806 and $774,025, respectively. The total valuation allowance between periods presented increased by $527,781 and such increase was attributable to the tax effect on foreign tax losses incurred for the year ended December 31, 2008 of $232,736 at enacted foreign profit tax rates, effect of change in tax rate on foreign tax losses carryforwards of $53,407, exchange rate effect on foreign unused tax losses carryforwards of $42,040 and the tax effect on federal net operating loss incurred for the year ended December 31, 2008 of $306,411 at the federal tax rate of 35%.

Income taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

	2008	2007	2006
Current:
United States of America	$-	$-	$-
PRC	$61,643	$-	$-
Hong Kong	$892,917	$-	$-

Deferred:
United States of America	$-	$-	$-
PRC	$-	$-	$-
Hong Kong	$-	$538,579	$270,514

No provision of current income tax was provided for the years ended December 31, 2007 and 2006 as either the assessable profits were set off by the unused tax loss carryforwards or non-assessable profits were derived.

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended December 31 is as follows:

	2008	2007	2006
Provision for income taxes at statutory rate of 35%	$1,034,337	$1,036,397	$626,585
State and local income taxes	-	-	161,122
Foreign	(466,254)	(622,968)	(576,969)
Non-deductible expenses and non-assessable profits	(193,796)	(82,564)	15,357
Tax losses not yet recognized	699,893	207,714	254,310
Utilization of unrecognized tax losses	(119,620)	-	(209,891)
Income taxes	$954,560	$538,579	$270,514

NOTE 11.  BORROWINGS AND BILLS PAYABLE

The Company's borrowings at December 31 consist of the following:

	2008	2007
Bank borrowings	$8,790,806	$3,307,597
Stocking loans	1,144,629	1,967,241
Obligations under finance lease	-	110,996
	9,935,435	5,385,834
Borrowings due after one year – obligations under finance lease	-	-
Short-term borrowings	$9,935,435	$5,385,834

The bank borrowings, which are mainly used to finance the purchase of vehicles, and stocking loans are secured by pledged bank deposits and/or guarantees provided by fellow subsidiaries and are interest-bearing. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the year ended December 31, 2008 were from 4.25% to 6.25% per annum (2007: 6% to 8.50% per annum). Vehicles included in inventory of approximately $1,541,204 and $2,091,150 were pledged to secure the stocking loans outstanding as of December 31, 2008 and 2007, respectively (See Note 6). The weighted average effective interest rate on the short-term borrowings as at December 31, 2008 was 4.90% (2007: 7%).

At December 31, 2007, the current portion together with the non-current portion of finance lease was secured by motor vehicle included in property and equipment with a carrying value of approximately $239,041 (See Note 8).

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

NOTE 13.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories at December 31 are summarized as follows:

	2008	2007
Accruals	$1,687,143	$1,067,884
Other payables	5,718,311	6,020,545
	$7,405,454	$7,088,429

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

Of the amounts due from affiliates as of December 31, 2008, approximately $11,031,165 (2007: $10,189,000) in aggregate were unsecured, interests bearing at a rate of 5.5% per annum (2007: 8.25%-8.5% per annum) and payable on demand.  The remaining amounts due from related parties of approximately $115,938 (2007: $38,000) were unsecured, interest free and payable on demand.   The transactions resulting in amounts due from affiliates were interest bearing loans to the affiliate companies mainly for the purpose of providing working capital to such companies.  The amounts due to affiliates were unsecured, interest free and repayable on demand.

Our policy for evaluating the collectability of amounts due from affiliates is similar to the other receivables.  The Company periodically considers a provision for uncollectible portions of the amounts due from affiliates based on management’s judgment resulting from an evaluation of the collectability of amounts due from affiliates by assessing, among other factors, the related party’s willingness and ability to pay, repayment history and general economic conditions.

NOTE 15. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2008, is 500,000,000 shares of which 400,000,000 shares are common stock of par value $0.005 and 100,000,000 shares are preferred stock of par value $0.001. At December 31, 2008, 29,104,110 shares of common stock and 247,798 shares of preferred stock, respectively, were issued and outstanding.

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

-
The Company’s Series A preferred stockholders, Happy Emerald Limited, Mr. Herbert Adamczyk, Corich Enterprises Inc. and Orient Financial Services Limited converted 65,454 shares, 167,273 shares, 727,273 shares and 78,182 shares of Series A preferred stock, respectively, into the Company’s restricted common stock.

-
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

The following is the movement of Series A preferred stock during the year 2008:

-	The Company’s Series A preferred stockholder, Global Premium Brands, Co. Inc. converted 247,798 shares of Series A preferred stock into the Company’s restricted common stock.

-
The Company had previously reported that 495,791 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2007. However, only 495,596 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2007. The Company deems this overstatement of 195 shares of Series A Preferred Stock as immaterial and having no material impact on past reports, thus no adjustment was made retrospectively to past reports. Instead, correction to the stockholders records was made during the current period.

Common stock

The following is the movement of common stock for the period from July 1, 2006 to September 4, 2006:

-
During August 2006, 1,800,000 shares of common stock of the Company owned by Fred De Luca and Federico G. Cabo, directors of the Company, were cancelled pursuant to the share exchange agreement in connection to the reverse merger.

-
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

The following is the movement of common stock for the period from September 5, 2006 to December 31, 2006:

-
On November 15, 2006, the Company issued 140,000 shares of its common stock to Withrow as compensation for consultancy services received in the amount of $175,000. The common stock issued was pursuant to a consulting agreement between the Company and Withrow.

The following is the movement of common stock during the year 2007:

-
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

-
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

The following is the movement of common stock during the year 2008:

-
The Company’s Series A preferred stockholder, Global Premium Brands, Co. Inc. converted 247,798 shares of Series A preferred stock into 4,569,619 shares of the Company’s restricted common stock at a conversion ratio of 1 Series A preferred stock to 18.4409 shares of common stock. On March 24, 2008, 4,569,619 shares of restricted common stock in connection to such Series A preferred stock conversion were issued.

NOTE 16. EQUITY STOCK PLAN

On May 2005, the Company adopted an incentive equity stock plan (the “2005 Plan”) that authorized the issuance of options, right to purchase common stock and stock bonuses up to 500,000 shares. The purpose of the 2005 Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of stock options, the right to purchase common stock.

The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been no options granted under the 2005 Plan during the periods presented and the number of securities remaining available for future issuance under the 2005 Plan was 19,500 as of December 31, 2008.

NOTE 17. INTEREST EXPENSES AND OTHER FINANCE COSTS

Interest expenses represent interest charged by banks and other financial institution on bank borrowings and stocking loans granted to the Company and are computed based on the applicable interest rates on the unpaid amounts of those bank borrowings or stocking loans. The range of effective interest rates on the Company’s borrowings for the year ended December 31, 2008 were from 4.25% to 6.25% per annum (2007: 6% to 8.50% per annum).

Other finance costs comprised bank and administrative charges charged by banks on the opening and drawing letter of credit. The bank and administrative charges are computed based on a certain percentage of the amount as per each individual letter of credit.

NOTE 18. BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

Business Segments

The Company operates in two business segments: Vehicles and Fashion Apparel. The Company’s reporting segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Vehicles segment consists primarily of the group of companies doing business as Auto Italia Limited and Dalian Auto Italia Car Trading Co., Limited. The Vehicle segment includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts.

The Fashion Apparel segment consists primarily of CPMM (Asia) Limited. The Fashion Apparel segment provides wholesale and retailing of fashion apparel.

Information by industry segment is set forth below for the years ended December 31:

2008	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$122,649,104	$930,411	$-	$-	$123,579,515
Inter-segment sales	2,441	-	-	(2,441)	-
Net sales	122,651,545	$930,411	-	(2,441)	123,579,515

Results
Operating earnings	4,479,778	(1,209,140)	(1,312,483)		1,958,155

Interest revenue	101,779	12,650	-		114,429

Interest expense	(554,747)	(14,726)	-		(569,473)

Other income					1,452,138

Earnings before minority interests and income taxes					2,955,249

Provision for income tax	(954,560)	-	-		(954,560)

Earnings before minority interests					2,000,689

Minority interests					(2,185,697)

Net loss					(185,008)

2007	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$106,503,302	$9,169	$-	$-	$106,512,471
Inter-segment sales	-	-	-	-	-
Net sales	106,503,302	$9,169	-	-	106,512,471

Results
Operating earnings	3,883,557	(174,508)	(753,384)		2,955,665

Interest revenue	28,248	-	-		28,248

Interest expense	(770,243)	(278)	-		(770,521)

Other income					1,149,919

Loss on disposal of interest in an associate					(252,305)

Share of result of an associate					(149,871)

Earnings before minority interests and income taxes					2,961,135

Provision for income tax	(538,579)	-	-		(538,579)

Earnings before minority interests					2,422,556

Minority interests					(1,600,294)

Net earnings					822,262

2006	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$71,534,590	$-	$-	$-	$71,534,590
Inter-segment sales	946	-	-	(946)	-
Net sales	71,535,536	$-	-	(946)	71,534,590

Results
Operating earnings	2,026,610	-	(386,873)		1,639,737

Interest revenue	3,912	-	-		3,912

Interest expense	(432,651)	-	(123)		(432,774)

Other income					220,577

Loss on disposal of interest in an associate					-

Share of result of an associate					358,792

Earnings before minority interests and income taxes					1,790,244

Provision for income tax	(270,514)	-	-		(270,514)

Earnings before minority interests					1,519,730

Minority interests					(960,666)

Net earnings					559,064

	Vehicles	Fashion Apparel	Corporate	Consolidated
2008
Total assets	$53,363,259	$2,318,442	$1,469,417	$57,151,118
Depreciation and amortization	761,274	65,448	-	826,722
Net capital expenditures	1,611,026	250,585	-	1,861,611

2007
Total assets	$41,584,774	$1,138,072	$1,469,452	$44,192,298
Depreciation and amortization	706,813	15,548	-	722,361
Net capital expenditures	340,361	77,634	-	417,995

2006
Total assets	$32,697,892	$-	$1,469,440	$34,167,332
Depreciation and amortization	568,655	-	-	568,655
Net capital expenditures	890,769	-	-	890,769

Geographic Information:

No segment information is provided as the Group only has one geographical segment. The Group’s reportable business segments are Vehicle and Fashion Apparel, which the operations are located in PRC (including Hong Kong and Macau) and sales were predominately made to customers located in the PRC (including Hong Kong and Macau).

 NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

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

On December 19, 2008, the Company filed an action, styled China Premium Lifestyle Enterprise, Inc. v. Happy Emerald Limited, et al., in the United States District Court, Central District of California, Case No. SACV08-1439 (the “Federal Court Action”), asserting claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief.  The Company has named Happy Emerald Ltd., a purported British Virgin Islands corporate entity (“HEL”), Global Premium Brands Co., Inc., a defunct California Corporation (“California Global”), Global Premium Brands Co., Inc., a Nevada corporation (“Nevada Global”), Fred De Luca, Charles Miseroy, Delia Rodriguez, Robert G. Pautsch, Richard Cabo and Federico Cabo as defendants (collectively, the “Defendants”).

The Company asserts in the Federal Court Action that the Defendants have acted in concert to fraudulently obtain shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Shares”) and, in some instances, have breached their fiduciary duties to the Company relating to their conducts involving the Preferred Shares.  The Company authorized the issuance of the Preferred Shares as consideration for certain future services to be performed by HEL under a July 15, 2006 Consulting Services Agreement.  HEL, however, as alleged in the Federal Court Action, has not performed the required services and the Preferred Shares have accordingly never been paid for.  The Company believes the Preferred Shares are subject to cancellation.  In the Federal Court Action, the Company alleges that the Defendants have improperly obtained certificates for the Preferred Shares, attempted to transfer the Preferred Shares between themselves, and sought to have the restrictive legend removed from a portion of the Preferred Shares.  The Company is seeking a declaration of the parties’ respective rights regarding the Preferred Shares as well as injunctive relief and damages against the Defendants.

In a related matter, the Company was named as a defendant in a state court action, styled Federico G. Cabo, et al. v. China Premium Lifestyle Enterprise, Inc., et al., California Superior Court, Ventura County, Case No. 56-2008-00333382-CU-BC-VTA (the “State Court Action”).  The plaintiffs in the State Court Action (defendants in the Federal Court Action) Federico Cabo, Fred De Luca, and Nevada Global, asserted various claims against multiple defendants relating to the Preferred Shares issued to HEL in which these plaintiffs claim an interest.  The plaintiffs asserted claims for estoppels, slander of title, conversion and constructive trust against the Company in the State Court Action.  By agreement with the plaintiffs in the State Court Action, the State Court Action was dismissed, without prejudice, and it is anticipated that the same or similar claims will be asserted in the Federal Court Action.  The Company denies any such alleged wrongdoing and will vigorously defend these claims if they are asserted in the Federal Court Action.  The Company, however, is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company at this time or to estimate the amount or range of a possible loss.

The Company, however, is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company at this time or to estimate the amount or range of a possible loss.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2008 are as follows:

2009	$3,975,750
2010	3,577,845
2011	2,184,334
2012	2,076,543
2013	1,889,374
$13,703,846

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $3,507,032, $1,291,705 and $1,178,404, respectively.

Employment Agreements

The Company maintains employment agreements with its executive officers which extend through 2009. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, stock options, non-competition provisions, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of December 31, 2008, termination payments totaling $617,258 remain in effect.

NOTE 20.  RELATED PARTY BALANCES AND TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2008, 2007 and 2006:

	Note	2008	2007	2006
Sales to:
- A related company	(a)	$-	$395,277	$-
- Affiliates	(a)	30,068	203,853	601,645
- An associate	(a)	-	-	70,733

Purchases from:
- Director of the Company	(a)	600,000	173,115	-
- Affiliates	(a)	97,332	261,179	17,945
- An associate	(a)	-	6,831,036	1,677,790

Interest received from:
- Affiliates	(b)	579,640	605,496	19,751

Management fee paid to:
- Affiliates	(c)	386,852	-	309,159

Management fee received from:
- Affiliates	(c)	184,938	153,880	-

Service fee from:
- An associate	(c)	-	630,802	643,818

Rental paid to:
- Affiliates	(c)	13,903	2,180	-

Rental income received from:
- Affiliates	(c)	154,115	-	-

Building management fee paid to:
- Affiliates	(c)	2,707	614	-

Warehouse expenses paid to:
- Affiliates	(c)	11,104	-	-

Issuance of common stock:
- A stockholder	(c)	-	-	175,000

Notes:
(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.
(b)	The loan advance to a fellow subsidiary is unsecured, bears interest at 5.5% per annum (2007: 8.25% to 8.5% per annum; 2006: 9.25% per annum) and repayable on demand.
(c)	The transactions were carried out at terms agreed between both parties.

NOTE 21. SUBSEQUENT EVENT

Effective February 25, 2009, Mr. Nils A. Ollquist was appointed as a director of the Company.

End of consolidated financial statements.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rule 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework  Internal Control — Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

Name	Age	Position	Director Since
Richard Man Fai Lee	52	Chief Executive Officer, President and Chairman of the Board of Directors	November 2006
Herbert Adamczyk	68	Chief Operating Officer and Director	November 2006
Joseph Tik Tung Wong	52	Chief Financial Officer and Treasurer	November 2006
Fred De Luca	78	Director	September 2005
Yun Fai Leung	52	Independent Non-Executive Director	November 2008
Nils A. Ollquist	52	Director	February 2009

BUSINESS EXPERIENCE DESCRIPTIONS

The business background descriptions of the executive officers and directors are as follows:

Richard Man Fai Lee is 52 years old and has served as the Company’s Chief Executive Officer and President since 2006.  Mr. Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited, a Hong Kong Stock Exchange listed company, and through Corich Enterprises Inc., the controlling shareholder of Technorient Limited. He is responsible for formulating the overall strategic planning and business development of Wo Kee Hong (Holdings) Limited and its group companies (the “Wo Kee Hong Group”), which include the Company. Mr. Lee has 29 years experience in marketing consumer products. He has a bachelor’s degree and a master's degree in business administration from the University of Minnesota. In September 2006, Mr. Lee was bestowed the title of “Commander of the Order of the Star of Italian Solidarity” by Hon. Romano Prodi, the Prime Minister of Italy, in recognition of his contribution in advancing Italian business and culture in Hong Kong and China. He was also elected and had served for two consecutive terms as the Chairman of the Radio Association of Hong Kong, the trade association of audio visual business in Hong Kong. He has been with the Wo Kee Hong Group for 25 years.

Herbert Adamczyk   is 68 years old and has served as the Company’s Chief Operating Officer since 2006. Mr. Adamczyk is also the Managing Director of Technorient. He has over 44 years of experience in the automotive trade in Hong Kong. Originally a semi-professional racing driver and a senior engineer with Volkswagen and Porsche in Germany, Middle East and Hong Kong, Mr. Adamczyk has been with Technorient, a member of the Wo Kee Hong Group, for 26 years.

Joseph Tik Tung Wong, FCCA, CPA is 52 years old and has served as the Company’s Chief Financial Officer and Treasurer since 2006. Mr. Wong is also an Executive Director and the Chief Financial Officer of Wo Kee Hong (Holdings) Limited. He is a qualified accountant, a fellow member of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants. He is an Independent Non-executive Director of Chi Cheung Investment Company, Limited.

Fred De Luca is 78 years old and has been a Director of the Company since September 2005.  Mr. De Luca practiced corporate law over a twenty-nine year period as a former member of the State Bar of California (“State Bar”).  Some years thereafter, from July 1999 until January 2003, Mr. De Luca served as Secretary and as a consultant to Quicktest 5, Inc.  In January 2003, Quicktest 5, Inc. was the surviving entity of a merger with a public company and became QT5, Inc., the predecessor entity to the Company.  Mr. De Luca continued to serve as Secretary and consultant to Addison-Davis Diagnostics, Inc. (formerly QT 5, Inc.) from January 2003 to the present. In addition, in September 2004 he became a director of Addison-Davis Diagnostics, Inc. From July 1995 to the present, Mr. De Luca has also served as Secretary, director and consultant to Sound City Entertainment Group. From September 1989 to the present, Mr. De Luca has been a consultant to Automotive Racing Products. Mr. De Luca served as Secretary of the Company from September 2005 until November 2006. Mr. De Luca earned his undergraduate degree at University California Los Angeles (UCLA) and his law degree at Southwestern University School of Law.   In connection with the Company’s investigation regarding its claims in the Federal Court Action, the Company has learned the following according to State Bar records:  On February 16, 1989, Mr. De Luca became voluntarily inactive, tendering his resignation to the State Bar (with charges pending).  State Bar records list a disciplinary file number of 89-Q-10417 for Mr. De Luca.  On February 2, 1990, his status was officially changed to “resigned from the California State Bar.”  Further, as set forth in court filings and local media accounts, following a 1988 indictment, Mr. De Luca plead guilty to failure to report a foreign bank account and submitting false tax returns.  Mr. De Luca served six months in prison and received five years’ probation.

Yun Fai Leung is 52 years old and is an independent non-executive Director of the Company.  Mr. Leung has been a senior manager at HLM & Co a certified public accounting firm since June 2004.  From March 2000 to June 2004, Mr. Leung was a director at High Progress Consultants LTD where he worked in finance and investment projects.  Mr. Leung is also currently a director of G-Prop (Holdings) Ltd., a Hong Kong listed public company, and High Progress Consultants Ltd.  Mr. Leung received his BBA from Newport University.

Nils A. Ollquist is 52 years old and is a Director of the Company. Mr. Ollquist holds degrees in economics and law from the Australian National University at Canberra, is Managing Director and a Principal of OFS Capital Group Ltd., an international merchant banking firm providing listing and capital raising services for clients through offices in the U.S., Hong Kong, Switzerland and India. Prior to founding OFS Capital Group Ltd., Mr. Ollquist served as head of Bank of America’s mergers & acquisitions group for Asia based in San Francisco and subsequently Hong Kong.  Prior to his career in banking, Mr. Ollquist served as a senior executive in the Australia Federal Treasury, including a term as Senior Executive Assistant to the then Treasury Secretary.  Mr. Ollquist was appointed to the Board of Directors effective February 25, 2009 to hold office for a period of six (6) months from the date of his election.  Mr. Ollquist’s appointment may be extended by mutual consent or earlier terminated if he resigns or is removed by the Company.

OTHER KEY MANAGEMENT

In addition to Messrs. Lee, Adamczyk and Wong whose biographical information is set forth above, the following individuals constitute the senior management of the Technorient Group.

John Newman - MIMI, is 42 years old and is the Executive Vice President of the Company. He is also Wo Kee Hong Group General Manager of Auto Italia and IML, both subsidiaries of the Technorient Group.  He has 21 years of experience with blue chip sports and luxury car manufacturers and importers, and was a director of a successful motor racing team in Europe. He holds a Diploma in Business and Finance, is a qualified pilot and is a member of the Institute of the Motor Industry in the UK. Experienced in sales, marketing, distribution, dealer development, media communications and customer relationship management, he joined the company in 2005.

Patrick Man Kit Li is 52 years old and is the Corporate Secretary of the Company and the Company Secretary of the Wo Kee Hong Group.  He holds a bachelor’s degree in law from Nottingham Trent University and a master’s degree in Chinese law from Peking University.  Mr. Li has worked in various public companies in the fields of construction, trading and transportation listed in Hong Kong, London and Shanghai and has many years of experience in corporate compliance and corporate finance.  He is an associate member of both the Institute of Chartered Secretaries and Administrators and the Association of Chartered Certified accountants.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Richard Lee, our Chief Executive Officer, was also a director of Forward International Singapore (Private) Limited, Wo Kee Hong (Singapore) Pte Limited and Forward Electronics (Malaysia) Sdn. Bhd.  Forward International Singapore (Private) Limited and Wo Kee Hong (Singapore) Pte Limited had been dissolved pursuant to creditors’ winding-up proceedings commenced in the High Court of the Republic of Singapore based on an outstanding judgment debt on January 4, 2002 for the amount of Singapore Dollars 4,074,944.10 and Singapore Dollars 2,024,942.53, respectively. These winding-up proceedings concluded on September 8, 2005. Creditors’ winding up proceedings of Forward Electronics (Malaysia) Sdn. Bhd. was commenced on February 13, 2008 at the High Court of Malaysia at Kuala Lumpur and was based on an outstanding judgment debt for the amount of Malaysian Ringgits 670,060.77.  A winding up petition will be held on April 29, 2009 in relation thereto.

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

The Company has named Federico G. Cabo, the Company’s former Chief Executive Officer and Director, Charles Miseroy, the Company’s former Chief Financial Officer, Robert G. Pautsch, the Company’s former President and Director, and Fred De Luca, the Company’s former Secretary and currently a Director, as defendants in the Company’s Federal Court Action against Happy Emerald Limited et al.  A more detailed description of the Company’s claims with respect to the foregoing former and current officers and directors is set forth in Part I, Item 3 (Legal Proceedings) of this Report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not subject to the requirements of Section 16.

CODE OF ETHICS

On April 24, 2008, the Company adopted a Code of Business Conduct and Ethics (the “Code”) applicable to its employees, officers and directors.  A copy of the Code is filed herewith as Exhibit 14.

BOARD OF DIRECTORS

Our Board of Directors is currently composed of five members, two of whom are employees. All members of our Board of Directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors shall be determined from time to time by a majority of our board of directors or stockholders.

Mr. Richard Man Fai Lee has been appointed as the Chairman of the Board of Directors and is also our Chief Executive Officer. In this capacity, he is responsible for meeting with the other executive officers and the Board to review financial and operating results, agendas and minutes of board and committee meetings, and presiding at the meetings of the committees of the Board of Directors. On November 8, 2007, Mr. Federico G. Cabo and Mr. Fred De Luca were re-elected as directors by a unanimous vote of all of the holders of preferred stock, purportedly representing the holders of a majority of the votes to be cast by holders of our common stock.. Mr. Federico G. Cabo resigned as a director of the Company on March 27, 2008.   Because the Company believes that the shares of Series A Preferred Stock that were purportedly issued to Happy Emerald Limited, and all shares of common stock converted therefrom, are subject to cancellation, the Company disputes whether Messrs. Cabo and De Luca were properly elected to the Board of Directors.  A more detailed description of the Company’s claims with respect to the shares purportedly issued to Happy Emerald Limited is set forth in Part I, Item 3 (Legal Proceedings) of this Report.

Board Committees and Audit Committee Financial Expert

As of the date of this annual report, our Board of Directors had not appointed an audit, nominating or compensation committee, however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Exchange Act of 1934, as amended. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees, including audit, nomination and compensation committees as necessary and advisable in the future, to facilitate the management of our business.

On November 13, 2008, prior to the Company’s filing of the Federal Court Action against Happy Emerald Limited, et al., the Board of Directors formed a Litigation Committee and appointed Mr. Richard Lee, Mr. Herbert Adamczyk and Mr. Yun Fai Leung to serve as the committee’s members on an indefinite basis.  The Litigation Committee was formed for the purpose of assisting and evaluating the Company’s legal rights and interests with respect to the shares of Series A Preferred Stock that were purportedly issued to Happy Emerald Limited, all shares of common stock converted therefrom, and related matters and for making a determination as to whether the Company should file a lawsuit to protect those rights and interests.  A more detailed description of the Company’s claims with respect to the shares purportedly issued to Happy Emerald Limited is set forth in Part I, Item 3, (Legal Proceedings) of this Report.

Item 11.  EXECUTIVE COMPENSATION

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

Notwithstanding the foregoing, because the Company believes that the shares of Series A Preferred Stock that were purportedly issued to Happy Emerald Limited, and all shares of common stock converted therefrom, are subject to cancellation, the Company disputes whether Messrs. Cabo and De Luca were properly elected to the Board of Directors and has accordingly suspended payments of director fees to Messrs. Cabo and De Luca.

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last three fiscal years. The table only includes compensation information regarding our executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Richard Man Fai Lee, Chief Executive Officer and President (1)	2008	144,660	-	-	-	-	-	-	144,660
	2007	144,000	-	-	-	-	-	-	144,000
	2006	22,000	-	-	-	-	-	-	22,000

Herbert Adamczyk, Chief Operating Officer (2)	2008	96,440	-	-	-	-	-	-	96,440
	2007	96,000	-	-	-	-	-	-	96,000
	2006	14,667	-	-	-	-	-	-	14,667

Joseph Tik Tung Wong, Chief Financial Officer and Treasurer (3)	2008	60,275	-	-	-	-	-	-	60,275
	2007	60,000	-	-	-	-	-	-	60,000
	2006	9,167	-	-	-	-	-	-	9,167

(1)
Mr. Richard Man Fai Lee was appointed as Chief Executive Officer and President of the Company on November 6, 2006.  Pursuant to an Employment Agreement effective November 6, 2008, incorporated by reference from the Company’s Report on Form 10-Q filed November 6, 2008,  Mr. Lee was re-appointed Chief Executive Officer and President of the Company.

(2)
Mr. Herbert Adamczyk was appointed as Chief Operating Officer of the Company on November 6, 2006.  Pursuant to an Employment Agreement effective November 6, 2008, incorporated by reference from the Company’s Report on Form 10-Q filed November 6, 2008,  Mr. Adamczyk was re-appointed Chief Operating Officer of the Company.

(3)
Mr. Joseph Tik Tung Wong was appointed as Chief Financial Officer and Treasurer of the Company on November 6, 2006. Pursuant to an Employment Agreement effective November 6, 2008, incorporated by reference from the Company’s Report on Form 10-Q filed November 6, 2008,  Mr. Wong was re-appointed Chief Financial Officer and Treasurer of the Company.

Narrative Disclosure to Summary Compensation Table

The following are summaries of the Company’s employment agreements (collectively referred to hereinafter as the “Executive Employment Agreements”) with the executive officers described above. Copies of these Employment Agreements are attached hereto as Exhibits 10.6 through 10.9 to the Current Report on Form 8-K filed by the Company with the SEC on November 6, 2008 and are incorporated herein by reference. The descriptions in these summaries are qualified, in their entirety, by the text of such exhibits.

The Company entered into an Employment Agreement with Mr. Richard Man Fai Lee on November 6, 2008. Effective November 6, 2008, Mr. Lee was re-appointed Chief Executive Officer and President of the Company and his salary is US$148,320 per year for a term of two years. Such salary is subject to an annual review and upward adjustment or no adjustment in the sole discretion of the Company. Mr. Lee is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Lee is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Lee incurs in connection with the performance of his duties. Mr. Lee is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

The Company entered into an Employment Agreement with Mr. Herbert Adamczyk on November 6, 2008. Effective November 6, 2008, Mr. Adamczyk was re-appointed Chief Operating Officer of the Company and his salary is US$98,880 per year for a term of two years. Such salary is subject to an annual review and upward adjustment or no adjustment in the sole discretion of the Company. Mr. Adamczyk is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Adamczyk is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Adamczyk incurs in connection with the performance of his duties. Mr. Adamczyk is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

The Company entered into an Employment Agreement with Mr. Joseph Tik Tung Wong on November 6, 2008.  Effective November 6, 2008, Mr. Wong was re-appointed Chief Financial Officer and Treasurer of the Company and his salary is US$61,800 per year for a term of two years. Such salary is subject to an annual review and upward adjustment or no adjustment in the sole discretion of the Company. Mr. Wong is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Wong is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Wong incurs in connection with the performance of his duties. Mr. Wong is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

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

TERMINATION OR CHANGE-IN-CONTROL

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Under our 2005 Equity Incentive Plan any unvested options will, under certain circumstances, become immediately exercisable in the event of certain mergers or similar transactions involving the Company or in the event of the dissolution or liquidation of Company. However, no options, stock bonuses or stock awards have been granted to our named executive officers as of December 31, 2008 under our 2005 Equity Incentive Plan.

Pursuant to our Executive Employment Agreements with all of our Company’s named executive officers that are described more fully above under the section “Narrative Disclosure To Summary Compensation Table,” in the event an executive officer's voluntarily terminates his employment with the Company or such officer is terminated by the Company “for cause,” (these triggering events are collectively referred to as “Trigger Events A”) the Company is obligated to pay to the executive officer or his representatives on the date of termination of employment (“Termination Date”): (a) all salary compensation as is due under the Executive Employment Agreement, prorated through the Termination Date; (b) all expense reimbursements due and owed to the executive officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits a an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) all benefits due the Executive, including benefits under insurance, group health and retirement benefit plans in accordance with the Company's standard policy, if any, through the Termination Date.

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

EQUITY COMPENSATION PLAN
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

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement.  As of December 31, 2008, there were [2,402,500] shares (before adjustment for the stock split taken place on December 7, 2007) issued and no options granted and outstanding under the 2005 Plan, and 19,500 shares were available for options, stock awards and stock bonus grants.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information with respect to the beneficial ownership of our common stock as of March 23, 2009 by the following persons:

•	each of our directors;
•	each of our executive officers named in the Summary Compensation Table under “Item 6. Executive Compensation – Summary Compensation Table”;
•	each person known by us to beneficially own more than 5% of any class of our outstanding voting securities; and
•	all of our directors and executive officers as a group.

As of March 23, 2009, there were 29,104,110 shares of common stock and 247,798 shares of Series A Preferred Stock outstanding.  None of the shares of Series A Preferred Stock is beneficially owned by any of our directors or executive officers.

As used in the table below, the term “beneficial ownership” is defined by the SEC’s rules to mean:

•	the sole or shared power to vote, or to direct the voting of, a security, or
•	the sole or shared power to dispose of, or to direct the disposition of, a security.

Information contained in this table does not necessarily indicate beneficial ownership for any other purpose, such as under any tax law.  This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Wo Kee Hong Building, 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. Applicable percentages are based upon 29,104,110 voting shares of common stock outstanding as of March 23, 2009:

Name of Executive Officers and Directors	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (%)
Richard Man Fai Lee, CEO, President and Chairman	0	(1)	0
Herbert Adamczyk, Chief Operating Officer and Director	3,084,665		10.6
Joseph Tik Tung Wong, Chief Financial Officer and Treasurer	0		0
Fred De Luca, Director	4,764	(2)	*
Yun Fai Leung, Director	0		0
Nils A. Ollquist, Director	0		0
Name of Principal Stockholders (5% Beneficial Owners)
Corich Enterprises Inc.	13,411,569	(3)	46.1
Wo Kee Hong (Holdings) Limited	13,411,569	(3)	46.1
Wo Kee Hong (B.V.I.) Limited	13,411,569	(3)	46.1
Happy Emerald Ltd.	4,569,619	(4)	13.6
Global Premium Brands Co., Inc.	4,569,619	(5)	13.6
Main Pacific Ltd.	1,460,000	(6)	5.0
All directors and executive officers as a group (6 persons)	3,089,429		12.6

* denotes holdings of less than 1%

(1)
Mr. Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited. Mr. Lee is one of the beneficiaries of a discretionary trust the trustee of which holds a 39.64% interest in Wo Kee Hong (Holdings) Limited. Mr. Lee personally hold approximately 1% interest in Wo Kee Hong (Holdings) Limited. Mr. Lee disclaims beneficial ownership of the shares of the Company beneficially owned by Wo Kee Hong (Holdings) Limited.

(2)	The address of Mr. Fred De Luca is 2306 Sugarloaf Drive, Agoura, California 91301.

(3)
Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc., which, is the direct stockholder of record of these shares. All three of these entities share voting power over these shares.

(4)
Based on 33,673,729 voting shares outstanding assuming the full conversion of the Series A Preferred Stock purportedly owned by Happy Emerald.  Calculated based on 247,798 shares of Series A Convertible Preferred Stock, each share convertible into 18.4409 shares of common stock. Mr. Charles Miseroy, former CFO of Xact Aid, Inc. (the predecessor name of the Company) is the controlling equity holder of Happy Emerald Ltd.  Happy Emerald Ltd.’s address is 12318 Foxcroft Place, Granada Hills, California 91344-1621.

(5)
Based on 33,673,729 voting shares outstanding assuming the purported full conversion of the Series A Preferred Stock purportedly owned by Global Premium Brands Co., Inc., a suspended California corporation. Calculated based on 247,798 shares of Series A Convertible Preferred Stock, each share convertible into 18.4409 shares of common stock.  In connection with the Company’s investigation with respect to its claims in the Federal Court Action, the Company has learned that its former director, Federico G. Cabo, and Mr. Cabo’s son, Richard Cabo, were the principals of Global Premium Brands Co. Inc. at its inception in 2002, and Federico Cabo served as its director and President and Richard Cabo served as its director, Secretary and Chief Financial Officer..  Mr. Cabo’s wife, Delia Cabo (a/k/a/ Delia Rodriguez) has from time to time represented herself as President, Secretary, Treasurer and director of Global Premium Brands Co., Inc.  The address of Global Premium Brands, Co., Inc. is 171 South Bellaza Lane, Anaheim, California 92807.

(6)
The Company has not been able to obtain information confirming the identity of the control person or persons of Main Pacific, Ltd. Main Pacific Ltd.’s address is c/o Troy & Gould P.C., 1801 Century Park East, #1600, Los Angeles, California 90067-2367.

Notwithstanding the foregoing notes (4) and (5), the Company believes that the Shares of Series A Preferred Stock that were purportedly issued to Happy Emerald Ltd., and all shares of common stock converted therefrom, including the shares of common stock purportedly held by Global Premium Brands Co., Inc., are subject to cancellation.  A more detailed description of the Company’s claims with respect to the shares purportedly issued to Happy Emerald Ltd. is set forth in Part I, Item 3 (Legal Proceedings) of this Report.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Set forth below is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2008, 2007 and 2006.  Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc..  All of these entities own beneficially 46.1 % of our common stock.  Corich Enterprises Inc. is the direct stockholder of record of these shares.  All three of these entities share voting power over these shares.

	Note	2008	2007	2006
		$	$	$
Sales to:
- Wo Kee Hong Limited, Affiliate	(a)	-	187,272	436,788
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	27,850	16,581	164,857
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	-	-	70,733
-Vogue World Limited, related company	(a)	-	395,277	-
- Auto Sportiva Limited. Affiliate	(a)	2,217	-	-

Purchases from:
- Wo Kee Hong Limited, Affiliate	(a)	18,546	111,305	1,075
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	-	2,693	-
- Wo Kee Services Limited, Affiliates	(a)	18,732	18,069	11,198
- Rogers Entertainment International Limited, Affiliates	(a)	-	-	2,576
- Wo Kee Hong (Shenzhen) Limited, Affiliates	(a)	-	-	3,096
- Shinwa Engineering Company Limited, Affiliates	(a)	-	-	-
- Auto Sportiva Limited, Affiliates	(a)	60,054	129,054	-
- Mega Warehouse (HK) Limited, Affiliates	(a)	-	58	-
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	-	6,831,036	1,677,790
- Jeff Man Bun Lee, Director of Technorient Limited	(a)	-	173,115	-
- Mr Richard Lee. Director	(a)	600,000	-	-

Interest received from:
- Wo Kee Hong Limited, Affiliate	(b)	-	77,282	19,751
- Auto Sportiva Limited, Affiliates	(b)	143,490	226,565	-
- Keyforce Holdings Limited, Affiliates	(b)	281,314	286,688	-
- Keyforce (BVI) Limited, Affiliates	(b)	145,733	14,961	-
- Wo Kee Hong (Holdings) Limited. Affiliate	(b)	9,104	-	-

Management fee received from:
- Auto Sportiva Limited, Affiliates	(c)	107,880	76,940	-
- Keyforce Holdings Limited, Affiliates	(c)	38,529	38,470	-
- Noble Brand Investment Limited, Affiliates	(c)	38,529	38,470	-

Management fee paid to:
- Wo Kee Hong (Holdings) Limited, Affiliate	(c)	308,228	-	309,159
- Wo Kee Administration Limited. Affiliate	(c)	78,624	-	-

Building management fee from:
- Wo Kee Services Limited, Affiliates	(c)	2,707	614	-

Rental from:
- Auto Sportiva Limited. Affiliates	(c)	154,115	-	-

Rental paid to:
- Wo Kee Services Limited, Affiliates	(c)	13,903	2,180	-

Warehouse expenses paid to:
- Wo Kee Services Limited. Affiliates	(c)	11,104	-	-

Service fee from:
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(c)	-	630,802	643,818

Issuance of common stock pursuant to a consulting agreement:
- Edward W. Withrow, III, a stockholder	(c)	-	-	175,000

Issuance of preferred stock pursuant to a consulting agreement
- Happy Emerald Limited, a stockholder	(d)	-	-	1,468,930

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, bears interest rate at 5.5% per annum (2007: 8.25% to 8.5% per annum; 2006: 9.25% per annum) and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

(d)	The transactions were carried out at terms agreed between both parties. Happy Emerald Limited is an affiliate assuming the full conversion of the Series A Preferred Stock held by it.

Notwithstanding the foregoing, the Company believes that the shares of Series A Preferred Stock that were purportedly issued to Happy Emerald Limited, and all shares of common stock converted therefrom, are subject to cancellation.  A more detailed description of the Company’s claims with respect to the shares purportedly issued to Happy Emerald Limited is set forth in Part I, Item 3 (Legal Proceedings) of this Report.

DIRECTOR INDEPENDENCE

We intend to review and select additional candidates to serve on our Board of Directors. Currently, one of the directors serving on our board is “independent,” within the meaning of the applicable federal securities laws.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2008	December 31, 2007
(i) Audit Fees	$221,955	$233,829
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$221,955	$233,829

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim condensed consolidated financial statements included in the Company’s periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2008 or 2007.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2008 or 2007.

All Other Fees. These fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2008 or 2007.

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(4)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2008. (5)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2008. (5)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2008. (5)

10.10	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

10.11	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

10.12	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

10.13	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

10.14	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

10.15	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.16	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.17	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

10.18
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004. (4)

10.19
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004. (4)

10.20	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

10.21
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (4)

10.22
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

10.23
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

10.25
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (4)

10.26
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008. (7)

10.27	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

14	Code of Business Conduct and Ethics.

21	List of Significant Subsidiaries. (2)

23.1	Consent of HLB Hodgson Impey Cheng.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard Man Fai LEE
Richard Man Fai Lee	Chief Executive Officer, President and Chairman of the Board	March 31, 2009

/s/Joseph Tik Tung WONG
Joseph Tik Tung WONG	Chief Financial Officer and Treasurer	March 31, 2009

/s/Herbert Adamczyk
Herbert Adamczyk	Chief Operating Officer and Director	March 31, 2009

Fred De Luca	Director	March __, 2009

/s/Yun Fai LEUNG
Yun Fai LEUNG	Director	March 31, 2009

/s/Nils Ollquist
Nils Ollquist	Director	March 31, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

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

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(4)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2008. (5)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2008. (5)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2008. (5)

10.10	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

10.11	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

10.12	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

10.13	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

10.14	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

10.15	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.16	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.17	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

10.18
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004. (4)

10.19
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004. (4)

10.20	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

10.21
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (4)

10.22
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

10.23
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

10.25
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (4)

10.26
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008. (7)

10.27	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

14	Code of Business Conduct and Ethics.

21	List of Significant Subsidiaries. (2)

23.1	Consent of HLB Hodgson Impey Cheng.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.