Form 10-Q
period 2009-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2009-05-15
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):
 Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on May 11, 2009 was 29,104,110.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, except as otherwise indicated we have elected to comply throughout this Quarterly Report on Form 10-Q with the scaled disclosure requirements applicable to “smaller reporting companies”.  In this Quarterly Report, unless otherwise stated or the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to China Premium Lifestyle Enterprise, Inc. and our consolidated subsidiaries taken together as a whole.

PART I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

  CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  AS OF MARCH 31, 2009 AND

  FOR THE THREE MONTHS ENDED MARCH 31, 2009

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,080,442	$5,827,132
Restricted cash	4,436,736	4,427,439
Trade receivables, net of provision	2,451,581	11,761,228
Inventory, net	20,106,427	12,670,567
Prepayments	1,794,554	1,952,882
Other current assets	6,943,340	6,419,106
Amounts due from affiliates	11,061,491	11,147,103
Total current assets	49,874,571	54,205,457
Property and equipment, net	2,897,553	2,905,927
Goodwill	39,734	39,734
TOTAL ASSETS	$52,811,858	$57,151,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,613,750	$9,935,435
Bills payable	-	1,333,502
Trade payables	3,405,942	3,795,196
Deposits received	23,402,035	19,887,368
Other current liabilities	2,064,858	7,405,454
Amounts due to affiliates	3,646,452	2,433,340
TOTAL LIABILITIES	43,133,037	44,790,295

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 247,798 shares as at March 31, 2009; (247,798 shares as at December 31, 2008)	248	248
Common stock
Authorized: 400,000,000 common stock, par value $0.005
Issued and outstanding: 29,104,110 shares as at March 31, 2009; (29,104,110 shares as at December 31, 2008)	145,521	145,521
Additional paid-in-capital	5,558,888	5,558,888
Accumulated other comprehensive income	246,065	247,279
Accumulated deficit	(2,317,597)	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	3,633,125	5,256,490
Noncontrolling interests	6,045,696	7,104,333
TOTAL EQUITY	9,678,821	12,360,823

TOTAL LIABILITIES AND EQUITY	$52,811,858	$57,151,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2009	2008
Sales:
New and used vehicles	$14,722,090	$19,913,416
Parts and services and others	1,283,798	1,361,915
Fashion apparel and accessories	422,181	171,496
Net sales	16,428,069	21,446,827

Cost of sales:
New and used vehicles	(14,076,177)	(17,485,282)
Parts and services and others	(185,807)	(368,250)
Fashion apparel and accessories	(412,404)	(131,416)
Total cost of sales	(14,674,388)	(17,984,948)

Gross profit:
New and used vehicles	645,913	2,428,134
Parts and services and others	1,097,991	993,665
Fashion apparel and accessories	9,777	40,080
Total gross profit	1,753,681	3,461,879

Selling, general and administrative expenses	(4,670,091)	(3,773,477)

Operating loss	(2,916,410)	(311,598)

Other income (expenses)
Interest expenses and other finance costs	(191,056)	(131,763)
Other income	426,678	321,560
Total other income (expenses)	235,622	189,797

Loss before income taxes	(2,680,788)	(121,801)

Provision for income taxes	-	-

Net loss including noncontrolling interests	(2,680,788)	(121,801)

Net loss attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(1,622,151)	(229,320)
Noncontrolling interests	(1,058,637)	107,519

	$(2,680,788)	$(121,801)

Loss per common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders
Basic	$(0.0557)	$(0.0092)

Diluted	$(0.0557)	$(0.0092)

Weighted average number of common stock outstanding
Basic	29,104,110	24,936,216

Diluted	29,104,110	24,936,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2009	2008
Operating activities:
Net loss including noncontrolling interests	$(2,680,788)	$(121,801)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	268,393	197,569
Provision for bad debts and bad debts written off	-	69,861
Provision for bad debts written back	(1,014)	-
Provision for inventory	38,040	-
Other non-cash items	(2,651)	79,901
Changes in operating assets and liabilities:
Trade receivables	9,310,661	640,326
Other current assets and prepayments	(365,906)	(755,612)
Inventory	(7,473,900)	(4,846,437)
Trade payables	(389,254)	2,926,882
Other current liabilities and deposits received	(1,825,930)	3,496,974
Net cash (used in)/provided by operating activities	(3,122,349)	1,687,663

Investing activities:
Purchases of property and equipment	(258,581)	(170,586)
Increase in restricted cash	(9,297)	(2,155)
Net cash used in investing activities	(267,878)	(172,741)

Financing activities:
Advances from affiliates	1,298,724	1,154,346
Repayments from an associate	-	-
Decrease in borrowings and bills payable	(655,187)	(2,756,576)
Net cash provided by/(used in) financing activities	643,537	(1,602,230)

Decrease in cash and cash equivalents	(2,746,690)	(87,308)

Cash and cash equivalents at beginning of the period	5,827,132	6,583,566

Cash and cash equivalents at end of the period	$3,080,442	$6,496,258

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$191,056	$131,763

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

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the results that may be expected for 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The December 31, 2008 condensed consolidated balance sheet amounts are derived from the Company’s audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s 2008 annual report on Form 10-K.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of shares of common stock outstanding and the dilutive effect of common stock equivalents. The computation of diluted loss per share does not assume the dilutive effect of common stock equivalents as the effect of the common stock equivalents is antidilutive.

Segment reporting

The Company determines and classifies its operating segments in accordance with SFAS No. 131, Disclosures About Segments Of An Enterprise And Related Information.  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  The Company’s reportable segments are (1) motor vehicle retailing, which includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts, and (2) fashion apparel retailing, which includes sales of fashion apparel and related accessories.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s trade receivables, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying amount of the short-term borrowings approximate fair value as this facility bears interest at a variable rate tied to the current market, and has terms similar to other borrowing arrangements available to the Company.

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2: inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•
Level 3: unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities.

Reclassifications

Certain financial statement line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net sales, operating results, or net financial position.

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors. For the three months ended March 31, 2009 and 2008, the Company had two vendors that each accounted for more than 10% of total supply purchases. If either of these vendors terminates their relationship with the Company or if the Company’s supply from these vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors and other vendors to be engaged. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

Our Company’s business, assets and operations are currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong, and has recently expanded its operations to the People Republic of China (“PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and the PRC.  Among other factors, the Company’s business may be influenced by changes in laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

(a)           Recent accounting pronouncements adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 (“FSP SFAS 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement.  In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations.  As provided by FSP SFAS 157-2, the Company adopted SFAS 157 for certain of its non-financial assets and liabilities on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted SFAS 141(R) on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption of SFAS No. 160 on January 1, 2009, the Company reclassified its noncontrolling interest from minority interest to equity in the accompanying March 31, 2009 and December 31, 2008 condensed consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company common stockholders and its noncontrolling interest in the accompanying March 31, 2009 and 2008 condensed consolidated statements of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted SFAS 161 on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(b)           Recent accounting pronouncements not yet effective

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments in interim financial statements.  FSP SFAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”). FSP SFAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The pronouncement is effective for periods ending after June 15, 2009. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4.  LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	2009	2008

Numerator:
Net loss attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(1,622,151)	$(229,320)

Denominator:
Weighted average common stock outstanding	29,104,110	24,936,216
Effect of dilutive preferred stock	-	-
Weighted average common stock and dilutive potential common stock	29,104,110	24,936,216

Basic net loss per share	$(0.0557)	$(0.0092)

Diluted net loss per share	$(0.0557)	$(0.0092)

As no mandatory dividend is attached to the Series A convertible preferred stock (“Series A Preferred Stock”), no adjustment was made to the basic loss per share to take into consideration the Series A Preferred Stock.

The computation of diluted loss per share for the three months ended March 31, 2009 and 2008 did not assume the exercise of the potential dilution of Series A Preferred Stock as the exercise of such preferred stock is antidilutive.

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	March 31,	December 31,
	2009	2008

New vehicles	$10,216,202	$4,003,200
Used vehicles	6,240,227	4,837,562
Fashion apparel	1,264,085	1,716,163
Parts, accessories and others	2,385,913	2,113,642

	$20,106,427	$12,670,567

Vehicles included in inventory of approximately $4,661,011 and $1,541,204 were pledged to secure the stocking loan outstanding as of March 31, 2009 and December 31, 2008, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company's borrowings are summarized as follows:

	March 31,	December 31,
	2009	2008

Bank borrowings	$6,976,714	$8,790,806
Stocking loans	3,637,036	1,144,629
Short-term borrowings	$10,613,750	$9,935,435

Vehicles included in inventory of approximately $4,661,011 and $1,541,204 were pledged to secure the stocking loan outstanding as of March 31, 2009 and December 31, 2008, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	March 31,	December 31,
	2009	2008

Accruals	$1,099,009	$1,687,143
Other payables	965,849	5,718,311
	$2,064,858	$7,405,454

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

This Note should be read in conjunction with Notes 9 and 13.

The Company has determined that: (i) the amendment (the “Preferred Stock Amendment”) to the Company’s Articles of Incorporation (the “Articles”), dated April 7, 2006, pursuant to which a class of “blank check” preferred stock was purportedly created, is invalid and of no force or effect because, while Article II, Section 10 of the Company’s By-Laws requires that if the Company’s stockholders elect to act by written consent they must do so unanimously, the Preferred Stock Amendment was approved only by the written consent of a majority of the Company’s stockholders, (ii) the Certificate of Designation (the “Certificate of Designation”), dated August 16, 2006, purportedly designating 2,000,000 shares of the Company’s purported “blank check” preferred stock as “Series A Convertible Preferred Stock,” is invalid and of no force and effect because, at the time of the filing of the Certificate of Designation, the Company’s Articles did not authorize the Company’s Board of Directors to designate the rights, preferences and privileges of the Company’s purported “blank check” preferred stock, and (iii) the amendment (the “Common Stock Amendment”) to the Company’s Articles, dated December 18, 2006, pursuant to which the Company purported to increase the number of shares of authorized common stock from 100,000,000 shares to 400,000,000 shares, is invalid and of no force or effect because, while Article II, Section 10 of the Company’s By-Laws requires that if the Company’s stockholders elect to act by written consent they must do so unanimously, the Common Stock Amendment was approved only by the written consent of a majority of the Company’s stockholders.  As a result, the Company has determined that the Company has never been authorized to issue any shares of any class or series of preferred stock, including the Preferred Shares, and that the total number of authorized shares of common stock of the Company is 100,000,000 shares.

At March 31, 2009, 29,104,110 shares of common stock and 247,798 shares of preferred stock were outstanding.  If the Company is successful with respect to all of its claims in the Federal Court Action (as more fully discussed in Note 9 below), then: (i) 4,569,619 shares of the Company’s outstanding common stock would be cancelled and the Company would have a total of 24,534,491 shares of common stock outstanding; (ii) 247,798 shares of the Company’s purported preferred stock would be cancelled and the Company would have no shares of preferred stock outstanding; (iii) the total number of authorized shares of common stock of the Company would be 100,000,000 shares; and (iv) the Company would have no shares of preferred stock authorized.  There can be no assurance, however, that the Company will be successful with respect to any or all of its claims in the Federal Court Action and the Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to its claims at this time, or to estimate the amount or range of a possible loss.

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

The Company asserts in the Federal Court Action that the Defendants have acted in concert to fraudulently obtain shares of the Company’s purported Series A Convertible Preferred Stock (the “Disputed Preferred Shares”) and certain shares of the Company’s common stock purportedly issued upon the conversion of certain of the Disputed Preferred Shares (the “Disputed Conversion Shares” and together with the Disputed Preferred Shares, the “Disputed Shares”) and, in some instances, have breached their fiduciary duties to the Company relating to their conducts involving the Disputed Preferred Shares.  The Company authorized the issuance of the Disputed Preferred Shares as consideration for certain future services to be performed by HEL under a July 15, 2006 Consultancy Services Agreement.  HEL, however, as alleged in the Federal Court Action, has not performed the required services and the Disputed Preferred Shares have accordingly never been paid for.  The Company believes that all of the Disputed Shares are subject to cancellation.  In the Federal Court Action, the Company alleges that the Defendants have improperly obtained certificates for the Disputed Preferred Shares, attempted to transfer the Disputed Preferred Shares between themselves, and sought to have the restrictive legend removed from a portion of the Disputed Conversion Shares.  The Company is seeking a declaration of the parties’ respective rights regarding the Disputed Shares as well as injunctive relief and damages against the Defendants.  It is anticipated that HEL and the Defendants will oppose the Company’s position with respect to the Company’s claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to its claims at this time, or to estimate the amount or range of a possible loss.

On May 5, 2009, the Company filed its First Amended Complaint in the Federal Court Action.  As more fully discussed in Note 13, the Company has determined that the Company has never been authorized to issue any shares of any class or series of preferred stock, including the Disputed Preferred Shares.  As a result, in addition to its other claims against HEL and the Defendants, the Company has asserted in the First Amended Complaint that all of the Disputed Shares are void and subject to cancellation.  The Company is seeking a declaration that all of the Disputed Shares are void and subject to cancellation.  It is anticipated that HEL and the Defendants will oppose the Company’s position with respect to the validity of the Disputed Shares.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to the validity of the Disputed Shares at this time, or to estimate the amount or range of a possible loss.

In a related matter, the Company was named as a defendant in a state court action, styled Federico G. Cabo, et al. v. China Premium Lifestyle Enterprise, Inc., et al., California Superior Court, Ventura County, Case No. 56-2008-00333382-CU-BC-VTA (the “State Court Action”).  The plaintiffs in the State Court Action (Defendants in the Federal Court Action) Federico Cabo, Fred De Luca, and Nevada Global, asserted various claims against multiple defendants relating to the Disputed Shares purportedly issued to HEL in which these plaintiffs claim an interest.  The plaintiffs asserted claims for Estoppel, Slander of Title, Conversion and Constructive Trust against the Company in the State Court Action.  By agreement with the plaintiffs in the State Court Action, the State Court Action was dismissed, without prejudice, and it is anticipated that the same or similar claims will be asserted in the Federal Court Action.  The Company denies any such alleged wrongdoing and will vigorously defend these claims if they are asserted in the Federal Court Action.  The Company, however, is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to any such anticipated claims at this time or to estimate the amount or range of a possible loss.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of March 31, 2009 are as follows:

2009	$3,007,827
2010	3,607,644
2011	2,217,045
2012	2,120,952
2013	1,916,512
Later years	7,634,657
$20,504,637

Rent expense for the three months ended March 31, 2009 and 2008 was $1,124,854 and $648,471, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2009. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of March 31, 2009, committed compensation to the executives and other key employees totaling approximately $534,000 remain in effect.

NOTE 10. COMPREHENSIVE INCOME

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months ended March 31 is as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2009	$(695,446)	$247,279	$7,104,333	$6,656,166
Net loss	(1,622,151)	-	(1,058,637)	(2,680,788)
Translation adjustments	-	(1,214)	-	(1,214)
At March 31, 2009	$(2,317,597)	$246,065	$6,045,696	$3,974,164

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2008	$(510,438)	$118,892	$4,918,636	$4,527,090
Net loss	(229,320)	-	107,519	(121,801)
Translation adjustments	-	96,619	-	96,619
At March 31, 2008	$(739,758)	$215,511	$5,026,155	$4,501,908

(b) Condensed consolidated statement of comprehensive income (loss)

	Three months ended March 31,
	2009	2008

Net loss including noncontrolling interest	$(2,680,788)	$(121,801)
Other comprehensive income, net of tax:
Translation adjustments	(1,214)	96,619
Comprehensive loss including noncontrolling interest	(2,682,002)	(25,182)
Comprehensive loss (income) attributable to noncontrolling interest	1,058,637	(107,519)
Comprehensive loss attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(1,623,365)	$(132,701)

NOTE 11. BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

Business Segments

The Company operates in two business segments: Vehicles and Fashion Apparel. The Company’s reporting segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Vehicles segment consists primarily of the group of companies doing business as Auto Italia Limited, Nanjing Auto Italia Car Trading Co., Limited and Dalian Auto Italia Car Trading Co., Limited. The Vehicle segment includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts.

The Fashion Apparel segment consists primarily of CPMM (Asia) Limited. The Fashion Apparel segment provides wholesale and retailing of fashion apparel.

Information by industry segment is set forth below for the quarter ended March 31:

2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$16,005,888	$422,181	$-	$-	$16,428,069
Inter-segment sales	21,346	-	-	(21,346)	-
Net sales	16,027,234	$422,181	-	(21,346)	16,428,069

Results
Operating loss	(2,142,804)	(348,604)	(423,792)	(1,210)	(2,916,410)

Interest revenue	12,513	-	-	-	12,513

Interest expense	(185,095)	(5,961)	-	-	(191,056)

Other income	388,053	26,112	-	-	414,165

Loss before income taxes					(2,680,788)

Provision for income tax	-	-	-	-	-

Net loss					(2,680,788)

2008	Vehicles		Fashion Apparel	Corporate	Elimination		Consolidated

Sales
External sales	$21,275,331		$171,496	$-	$-		$21,446,827
Inter-segment sales	-		-	-	-		-
Net sales	21,275,331		$171,496	-	-		21,446,827

Results
Operating earnings/(loss)	149,433		(297,623)	(163,408)		-	(311,598)

Interest revenue	31,657		1,125	-	-		32,782

Interest expense	(130,591)		(1,172)	-		-	(131,763)

Other income	288,778		-	-	-		288,778

Loss before income taxes							(121,801)

Provision for income tax		-	-	-	-		-

Net loss							(121,801)

	Vehicles	Fashion Apparel	Corporate	Consolidated
2009
Total assets	$49,467,298	$1,875,142	$1,469,418	$52,811,858
Depreciation and amortization	251,959	16,434	-	268,393
Net capital expenditures	258,581	-	-	258,581

2008
Total assets	$45,226,930	$1,298,334	$1,469,424	$47,994,688
Depreciation and amortization	187,055	10,514	-	197,569
Net capital expenditures	37,841	132,745	-	170,586

Geographic Information:

No segment information is provided as the Group only has one geographical segment.  The Group’s reportable business segments are Vehicle and Fashion Apparel, which the operations are located in PRC (including Hong Kong and Macau) and sales were predominately made to customers located in PRC (including Hong Kong and Macau).

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended March 31:

	Notes	2009	2008

Sales to:
- Affiliates	(a)	$1,430	$4,026

Purchases from:
- Affiliates	(a)	-	1,986

Interest received from:
- Affiliates	(b)	154,196	126,018

Management fee paid to:
- Affiliates	(c)	103,668	-

Management fee received from:
- Affiliates	(c)	46,435	46,177

Service cost charged by:
- Affiliates	(c)	420	-

Rental income received from:
- Affiliates	(c)	38,696	38,482

Rental paid to:
- Affiliate	(c)	4,113	6,633

Building management fee paid to:
- Affiliate	(c)	851	608

Warehouse expenses paid to:
- Affiliate	(c)	5,553	-

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, bears interest at 5.5% per annum and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

NOTE 13.  SUBSEQUENT EVENTS

On May 5, 2009, the independent non-executive member of the Board of Directors of the Company approved the reformation (“Reformation”) of that certain Share Exchange Agreement, dated July 15, 2006, among the Company, Fred De Luca, Corich Enterprises, Inc., a British Virgin Islands corporation (“Corich”), Herbert Adamczyk (“Adamczyk” and, together with Corich, the “Sellers”) and Technorient Limited, a Hong Kong corporation (“Technorient”) (the “Exchange Agreement”).  Under the Exchange Agreement, the Company agreed to issue the Sellers and Orient Financial Services, Ltd. (“OFS”), as a designee of the Sellers, an aggregate of 972,728 shares of the Company’s purported Series A Convertible Preferred Stock (the “Preferred Shares”) in exchange for the Sellers transferring of an aggregate of 226,231 shares of the capital stock of Technorient to the Company.  Upon conversion, the purported Preferred Shares were to be convertible into 89,689,881 shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

The Company has determined that: (i) the amendment to the Company’s Articles of Incorporation (the “Articles”), dated April 7, 2006, pursuant to which a class of “blank check” preferred stock was purportedly created (the “Amendment”), is invalid and of no force or effect because the Amendment was approved by a majority of the Company’s stockholders acting by written consent in contravention of Article II, Section 10 of the Company’s By-Laws, which  requires that actions taken by written consent of the Company’s stockholders be unanimous; and (ii) the Certificate of Designation dated August 16, 2006 (the “Certificate of Designation”), purportedly designating 2,000,000 shares of the Company’s purported “blank check” preferred stock as “Series A Convertible Preferred Stock,” is invalid and of no force and effect because, at the time of the filing of the Certificate of Designation, the Company’s Articles did not authorize the Company’s Board of Directors to designate the rights, preferences and privileges of the Company’s purported “blank check” preferred stock.

As a result of the foregoing, the Company determined that the Company has never been authorized to issue any shares of any class or series of preferred stock, including the Preferred Shares.

On December 7, 2007, the Company effectuated a one-for-five reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock.  As a result of the Reverse Stock Split, each outstanding share of the Company’s Common Stock, par value $0.001 per share, was converted into 0.20 shares of Common Stock, par value $0.005 per share.

Taking into account: (i) the number of authorized but unissued shares of Common Stock of the Company as of the Closing Date of the Exchange Agreement and (ii) the effect of the Reverse Stock Split, the Company, the Sellers, OFS and Technorient agreed that the shares of Common Stock shall be deemed to have been issued to the Sellers and OFS, as follows:

1.           Effective as of the Closing Date of the Exchange Agreement, the Sellers and OFS are deemed to have been issued an aggregate of 72,000,000 shares of the Company’s Common Stock (in lieu of the Preferred Shares and any underlying Conversion Shares), on a pre-Reverse Stock Split basis, as follows:

•	54,000,000 shares of Common Stock to Corich;
•	12,240,000 shares of Common Stock to Adamczyk; and
•	5,760,000 shares of Common Stock to OFS.

2.           Upon the effectiveness of and giving effect to the Reverse Stock Split, the 72,000,000 shares of pre-Reverse Stock Split Common Stock deemed to have been issued to the Sellers and OFS effective as of the Closing Date of the Exchange Agreement are deemed adjusted to an aggregate of 14,400,000 shares, as follows:

•	Corich’s shares were reduced to 10,800,000 shares of Common Stock;

•	Adamczyk’s shares were reduced to 2,448,000 shares of Common Stock; and
•	OFS’ shares were reduced to 1,152,000 shares of Common Stock.

3.           Upon the effectiveness of and giving effect to the Reverse Stock Split, the Sellers and OFS are deemed to have been issued an aggregate of 3,537,977 additional shares of the Company’s Common Stock, on a post-Reverse Stock Split basis, as follows:

•	2,611,569 shares of Common Stock to Corich;
•	636,665 shares of Common Stock to Adamczyk; and
•	289,743 shares of Common Stock to OFS.

Thus, the shares of pre-Reverse Stock Split Common Stock deemed issued to the Sellers and OFS effective as of the Closing Date of the Exchange Agreement (72,000,000), as adjusted by the Reverse Stock Split (14,400,000), plus the post-Reverse Stock Split shares of Common Stock deemed issued to the Sellers and OFS upon the effectiveness of the Reverse Stock Split (3,537,977), equals the total aggregate number of post-Reverse Stock Split shares of Common Stock the Company agreed to issue to the Sellers and OFS (17,937,977).

End of condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,”  “plan,” “intend “or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources”; and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-Q with the United States Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

COMPANY OVERVIEW

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in the Hong Kong Special Administrative Region, (“Hong Kong”), the Macau Special Administrative Region, (“Macau”), and in the People’s Republic of China, (which for the purpose of this report excludes Hong Kong, Macau and Taiwan, and hereinafter “China”). Currently, the Company’s main business is its ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”). The business of the subsidiaries of Technorient Limited consists mainly of importation, distribution, and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. During 2008, through its wholly-owned subsidiary, CPMM (Asia) Limited (“CPMM Asia”), the Company implemented its plan to import, distribute and sell premium brand apparel in Hong Kong, Macau, China and Taiwan.

THE BUSINESS OF TECHNORIENT

The Company’s main business is its 49% ownership interest in Technorient.  Technorient is a corporation formed in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), German Motors Limited (“German Motors”), Italian Motors (Sales & Service) (“Italian Motors”), Italian Motors (Sales & Service) Limited (“IML”) and King Express Group Limited (“King Express”). Collectively, Auto Italia, Italian Motors, IML, German Motors and King Express are hereafter referred to as the “Technorient Group”. Originally founded in 1974 as German Motors, Technorient has served as the holding company for Auto Italia, IML and German Motors since 1985.  IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994.  In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business. On April 24, 2008, Auto Italia formed a wholly-owned subsidiary named Success Master Holdings Limited, in Hong Kong. This new entity currently does not have any operations.  On August 7, 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd. in China to engage in the distribution of Ferrari and Maserati cars in Nanjing.

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

THE BUSINESS OF CPMM ASIA

On January 18, 2008, CPMM Asia entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement grants CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim (“Products”) and to open points of sale identified by the signs of Products identified by the “John Richmond,” “Richmond,” “Richmond X,” and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products will be supplied by Falber. In addition, CPMM Asia has the right to use the Signs, and to open and manage in the Exclusivity Area mono-brand shops identified by the Signs for the sale of the Products and other articles identified by the Signs. CPMM Asia also has the right to sublicense these rights to third parties. The first mono brand shop of “Richmond X” was opened in Hong Kong at the end of 2007. In early May 2008, CPMM Asia opened a second mono brand shop in Hong Kong.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. We periodically record a provision for bad debts based on our judgment resulting from an evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation, and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  Historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.

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

Income taxes

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions, including Hong Kong. We account for income taxes under the provision of Statement of Financial Accounting Standards No. 109,   Accounting for Income Taxes,   (“SFAS 109”) and related interpretations and guidance including FIN 48,   Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109   (“Fin 48”), resulting in two components of income tax expenses: current and deferred.  Current income tax expense approximates taxes to be paid or refunded for the relevant periods.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amount in the future, as well as from net operating loss and tax credit carryforwards, and are measured in accordance with the enacted tax laws and at the rates applicable in the years in which the differences are expected to be recovered or settled.  A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.  Otherwise, we will record a valuation allowance when the utilization of the deferred tax asset is uncertain.  Additional timing differences, future earning trends and/or tax strategies could warrant a need for establishing an additional valuation allowance or a reserve.

Contingencies

From time to time, we are involved in disputes, litigation and other legal proceedings. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated.  However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs. Currently, we have no outstanding legal proceedings or claims that require a loss contingency.

RECENT ACCOUNTING PRONOUNCEMENTS

(a)           Recent accounting pronouncements adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP SFAS 157-2, the Company adopted SFAS 157 for certain of its non-financial assets and liabilities on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted SFAS 141(R) on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption of SFAS No. 160, the Company reclassified its noncontrolling interest from minority interest to equity in the accompanying March 31, 2009 and December 31, 2008 condensed consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company common stockholders and its noncontrolling interest in the accompanying March 31, 2009 and 2008 condensed consolidated statements of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted SFAS 161 on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(b)           Recent accounting pronouncements not yet effective

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosure about fair value of financial instruments in interim financial statements.  FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”). FSP SFAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The pronouncement is effective for periods ending after June 15, 2009. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

RESULTS OF OPERATIONS

Results of operations comparison of three months ended March 31, 2009 to three months ended March 31, 2008

SALES

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$9,682,000	58.9%	$14,399,000	67.1%
Used vehicles	$5,040,000	30.7%	$5,514,000	25.7%
Parts and services and others	$1,284,000	7.8%	$1,362,000	6.4%
Fashion Apparel	$422,000	2.6%	$172,000	0.8%
Total	$16,428,000	100%	$21,447,000	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Total sales for the three months ended March 31, 2009 decreased by approximately $5,019,000 or 23.4% to approximately $16,428,000, compared with approximately $21,447,000 for the same period of 2008. The decrease was primarily caused by the decreased sales from our vehicle trading segment.

New vehicles sales decreased approximately $4,717,000 or 32.8% from the first quarter of 2008 to the same period of 2009 while the quantity of new vehicles sold decreased 24% for the same period. The used vehicles sales decreased approximately $474,000 or 8.6% from the first quarter of 2008 to the same period of 2009 while the quantity of used vehicles sold increased by 26% for the same period. The decrease in sales of new and used vehicles as well as parts and service sales reflected a challenging automotive retail market impacted by the unfavorable global economic conditions.

COST OF SALES

Cost of sales for the three months ended March 31, 2009 decreased to $14,674,000 from $17,985,000 for the three months ended March 31, 2008, a $3,311,000 or 18.4% decrease was consistent with the decrease in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended March 31, 2009 decreased by 5.4% from 16.1% for the same period of 2008 to 10.7% for the current period of 2009 and the gross profit decreased by $1,708,000 to $1,754,000 for the three months ended March 31, 2009.  This decrease was mainly caused by the new and used vehicles trading segment that was negatively impacted by an overall competitive retail environment.  Certain used vehicles were sold with a special discount in order to encourage the sales.

Our results of operations were adversely impacted by overall economic conditions, including a decline in consumer confidence and reduced credit availability offered to consumers by financial institutions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses.

S,G&A for the three months ended March 31, 2009 were approximately $4,670,000, compared to approximately $3,773,000 for the same period of 2008. The approximate $897,000 increase in S,G&A expenses was primarily due to increased rental expenses, legal, professional and audit fees.

 Our rent, rate and building management fees increased from approximately $702,000 for the three months ended March 31, 2008 to $1,195,000 for the same period of 2009, the increase in such fees were mainly due to development of the fashion apparel business and motor business. Legal, professional and audit fees increased from $86,000 in the three months ended March 31, 2008  to $404,000 for the same period of 2009. The increase was mainly due to the professional fees incurred for US SEC reporting and compliance obligations.

OTHER INCOME, NET

Other income for the three months ended March 31, 2009 increased to approximately $236,000 compared to approximately $190,000 for the same period of 2008, a total increase of $46,000. The increase was primarily due to the combination of increased other operating income offset by increased interest expenses and other finance costs. The other operating income is comprised of interest and rental recharge to affiliates and forfeitures of sales deposits.  Such income increased from $322,000 for the three months ended 2008 to $427,000 for the same period of 2009 that was mainly due to the forfeiture of several sale deposits amounting of $77,000. Interest expenses and other finance costs increased from approximately $132,000 for the three months ended 2008 to approximately $191,000 for the same period of 2009. The funds from which our increased interest expenses were incurred were used for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilized cash resources of approximately $3,122,000 for the three months ended March 31, 2009, compared to generating cash resources of approximately $1,688,000 for the three months ended March 31, 2008, primarily as a net result of the following:

☐
For the three months ended March 31, 2009, cash flow provided by sales net of operating expenses decreased by approximately $2,602,000 to cash outflow of $2,378,000. The decrease was primarily as a result of the decrease in sales.

☐
For the three months ended March 31, 2009, account receivables decreased by approximately $9,311,000, primarily due to the collection of account receivables relating to the sales recognized in the fourth quarter.

☐	For the three months ended March 31, 2009, our inventory increased by approximately $7,474,000, which was caused by overall unfavorable economic conditions, including a decline in consumer confidence.

☐
For the three months ended March 31, 2009, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate decrease of cash inflow from operations of approximately $744,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2009, we expended net cash of approximately $268,000 in investing activities mainly for the acquisition of property and equipment to support the development of the PRC motor business. For the three months ended March 31, 2008, we utilized approximately $173,000 in investing activities, mainly for acquisition of property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

During the three months ended March 31, 2009, we repaid approximately $655,000 of our obligations owed on outstanding debt as compared to approximately $2,757,000 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, we received approximately $1,299,000 net advances from affiliates. For the three months ended March 31, 2008, we received approximately $1,154,000 net advances from affiliates. The advances from / to affiliates were made from / to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portions depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at March 31, 2009 by approximately $6,742,000, a decrease of $2,673,000 from December 31, 2008. The ratio of our current assets to our current liabilities was 1.16 to 1 at March 31, 2009 compared to 1.21 to 1 at December 31, 2008. At March 31, 2009, our current assets of approximately $49,875,000 included approximately $20,106,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $43,133,000 included non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $23,402,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4T.   Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009.  Disclosure controls and procedures refer to controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8, 9 and 13 to the Company’s Consolidated Financial Statements (Unaudited) as of March 31, 2009.

The Company is currently engaged in litigation (the “Federal Court Action”) with respect to certain shares of the Company’s purported Series A Convertible Preferred Stock (the “Disputed Preferred Shares”) purportedly issued to Happy Emerald Limited (“HEL”) and certain shares of the Company’s Common Stock purportedly issued upon the conversion of certain of the Disputed Preferred Shares (the “Disputed Conversion Shares” and together with the Disputed Preferred Shares, the “Disputed Shares”).  On May 5, 2009, the Company filed its First Amended Complaint in the Federal Court Action.

In its First Amended Complaint, the Company has asserted that the Disputed Shares have never been earned and has asserted claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief.  In addition, as more fully discussed in Note 13 to the Company’s Consolidated Financial Statements (Unaudited) as of March 31, 2009, the Company has determined that the Company has never been authorized to issue any shares of any class or series of preferred stock, including the Disputed Preferred Shares.  As a result, in addition to its other claims against HEL and the defendants, the Company has asserted in the First Amended Complaint that all of the Disputed Shares are void and subject to cancellation.

There can be no assurance, however, that the Company will be successful with respect to any or all of its claims in the Federal Court Action and the Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to its claims at this time, or to estimate the amount or range of a possible loss.

In the ordinary course of its business, and other than as set forth above or as described in the notes to our condensed consolidated financial statements, we and our subsidiaries may be involved from time to time in various pending or threatened legal proceedings, arising from the conduct of business.  After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings, after consideration of any reserves and rights to indemnification, ultimately will be resolved without materially affecting our consolidated financial position.  However given the indeterminate amounts that may be sought in these proceedings and the inherent difficulty in predicting the outcome of such legal proceedings, including the proceeding described above, it is possible that an adverse outcome in certain matters could be material to our operating results for any particular reporting period.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 5. Other Information.

During the three months ended March 31, 2009, there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits.

Exhibit No.	Description

2.1
Share Exchange Agreement dated July 15, 2006 among the Company, Fred De Luca, Corich Enterprises, Inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006.

2.2
Reformation of Share Exchange Agreement dated May 5, 2009 among the Company, Corich Enterprises, Inc., Herbert Adamczyk, Technorient Limited and Orient Financial Services, Ltd., incorporated by reference from the Form 8-K filed with the SEC on May 11, 2009.

3.1	Articles of Incorporation, dated as of April 19, 2004, incorporated by reference from the Company’s Form SB-2 Registration Statement filed with the SEC on November 26, 2004 (File No. 333-120807).

3.2	By-Laws of Xact Aid Inc., incorporated by reference from the Company’s Form SB-2 Registration Statement filed with the SEC on November 26, 2004 (File No. 333-120807).

3.3
Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

Date: May 15, 2009	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Exchange Agreement dated July 15, 2006 among the Company, Fred De Luca, Corich Enterprises, Inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006.

2.2
Reformation of Share Exchange Agreement dated May 5, 2009 among the Company, Corich Enterprises, Inc., Herbert Adamczyk, Technorient Limited and Orient Financial Services, Ltd., incorporated by reference from the Form 8-K filed with the SEC on May 11, 2009.

3.1	Articles of Incorporation, dated as of April 19, 2004, incorporated by reference from the Company’s Form SB-2 Registration Statement filed with the SEC on November 26, 2004 (File No. 333-120807).

3.2	By-Laws of Xact Aid Inc., incorporated by reference from the Company’s Form SB-2 Registration Statement filed with the SEC on November 26, 2004 (File No. 333-120807).

3.3
Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.