Form 10-Q
period 2009-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2009-08-12
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on August 6, 2009 was 29,104,110.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,976,626	$5,827,132
Restricted cash	4,401,745	4,427,439
Trade receivables, net of provision	4,337,098	11,761,228
Inventory, net	18,787,210	12,670,567
Prepayments	1,983,004	1,952,882
Other current assets	7,346,658	6,419,106
Amounts due from affiliates	11,980,930	11,147,103
Total current assets	50,813,271	54,205,457
Property and equipment, net	2,710,270	2,905,927
Goodwill	39,734	39,734
TOTAL ASSETS	$53,563,275	$57,151,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,623,472	$9,935,435
Bills payable	473,911	1,333,502
Trade payables	5,311,553	3,795,196
Deposits received	20,982,234	19,887,368
Other current liabilities	3,457,964	7,405,454
Amounts due to affiliates	4,693,679	2,433,340
TOTAL LIABILITIES	44,542,813	44,790,295

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001 Issued and outstanding: 247,798 shares as at June 30, 2009; (247,798 shares as at December 31, 2008)	248	248
Common stock
Authorized: 400,000,000 common stock, par value $0.005 Issued and outstanding: 29,104,110 shares as at June 30, 2009; (29,104,110 shares as at December 31, 2008)	145,521	145,521
Additional paid-in-capital	5,558,888	5,558,888
Accumulated other comprehensive income	253,856	247,279
Accumulated deficit	(3,039,870)	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	2,918,643	5,256,490
Noncontrolling interests	6,101,819	7,104,333
TOTAL EQUITY	9,020,462	12,360,823

TOTAL LIABILITIES AND EQUITY	$53,563,275	$57,151,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales:
New and used vehicles	$35,102,716	$29,565,593	$49,824,806	$49,479,009
Parts and services and others	1,685,642	1,482,646	2,969,440	2,844,561
Fashion apparel and accessories	459,724	199,691	881,905	371,187
Net sales	37,248,082	31,247,930	53,676,151	52,694,757

Cost of sales:
New and used vehicles	(31,842,214)	(25,574,673)	(45,918,391)	(43,059,955)
Parts and services and others	(314,657)	(360,382)	(500,464)	(728,632)
Fashion apparel and accessories	(710,677)	(112,612)	(1,123,081)	(244,028)
Total cost of sales	(32,867,548)	(26,047,667)	(47,541,936)	(44,032,615)

Gross profit:
New and used vehicles	3,260,502	3,990,920	3,906,415	6,419,054
Parts and services and others	1,370,985	1,122,264	2,468,976	2,115,929
Fashion apparel and accessories	(250,953)	87,079	(241,176)	127,159
Total gross profit	4,380,534	5,200,263	6,134,215	8,662,142

Selling, general and administrative expenses	(5,155,112)	(4,469,773)	(9,825,203)	(8,243,250)

Operating (loss) / earnings	(774,578)	730,490	(3,690,988)	418,892

Other income (expenses)
Interest expenses and other finance costs	(214,085)	(128,957)	(405,141)	(260,720)
Other income	343,377	683,742	770,055	1,005,302
Total other income	129,292	554,785	364,914	744,582

(Loss) / earnings before income taxes	(645,286)	1,285,275	(3,326,074)	1,163,474

Provision for income taxes	(30,254)	-	(30,254)	-

Net (loss) / earnings including noncontrolling interests	(675,540)	1,285,275	(3,356,328)	1,163,474

Net (loss) / earnings attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(722,273)	390,391	(2,344,424)	161,071
Noncontrolling interests	46,733	894,884	(1,011,904)	1,002,403

	(675,540)	1,285,275	$(3,356,328)	$1,163,474

(Loss) / earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders
Basic	(0.0248)	0.0134	$(0.0805)	$0.0059

Diluted	(0.0248)	0.0115	$(0.0805)	$0.0050

Weighted average number of common stock outstanding
Basic	29,104,110	29,104,110	29,104,110	27,020,163

Diluted	29,104,110	33,673,729	29,104,110	31,589,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2009	2008
Operating activities:
Net (loss) / earnings including noncontrolling interests	$(3,356,328)	$1,163,474
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	550,695	404,026
Disposal of property and equipment	-	(130,168)
Provision for bad debts written back	(14,008)	(28,635)
Provision for inventory	25,426	-
Other non-cash items	9,746	110,521
Changes in operating assets and liabilities:
Trade receivables	7,438,138	3,906,582
Other current assets and prepayments	(957,674)	(2,591,092)
Inventory	(6,142,069)	(7,201,312)
Trade payables	1,516,357	2,442,834
Other current liabilities and deposits received	(2,852,625)	2,512,174
Net cash (used in)/provided by operating activities	(3,782,342)	588,404

Investing activities:
Purchases of property and equipment	(348,816)	(495,143)
Proceeds from disposal of property and equipment	-	330,858
Decrease in restricted cash	25,694	-
Net cash used in investing activities	(323,122)	(164,285)

Financing activities:
Advances from/(to) affiliates	1,426,512	(539,963)
Decrease in borrowings and bills payable	(1,171,554)	(1,541,874)
Net cash provided by/(used in) financing activities	254,958	(2,081,837)

Decrease in cash and cash equivalents	(3,850,506)	(1,657,718)

Cash and cash equivalents at beginning of the period	5,827,132	6,583,566

Cash and cash equivalents at end of the period	$1,976,626	$4,925,848

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$367,822	$260,720
Income taxes	30,254	-

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

Segment reporting

The Company determines and classifies its operating segments in accordance with SFAS No. 131 Disclosures About Segments Of An Enterprise And Related Information.  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  The Company’s reportable segments are (1) motor vehicle retailing, which includes sales of new and used vehicles, provision of vehicle maintenance and repair services and sales of vehicle parts, and (2) fashion apparel retailing, which includes sales of fashion apparel and accessories.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s trade receivables, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying amount of the short-term borrowings approximate fair value as this facility bears interest at a variable rate tied to the current market, and has terms similar to other borrowing arrangements available to the Company.

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

The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities.

Reclassifications

Certain financial statement line items have been reclassified to conform to the current period presentation and have no impact on the previously reported consolidated net sales, operating results, or net financial position.

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors. For the six months ended June 30, 2009 and 2008, the Company had two vendors that each accounted for more than 10% of total supply purchases. If either of these vendors terminates their relationship with the Company or if the Company’s supply from these vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors or other vendors to be engaged.  Any such interruption would negatively impact our ability to sell and distribute our products.  However, the suppliers’ concentration of credit risk does not affect the concentration of credit risk with respect to trade payables as the Company makes the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

The Company’s business, assets and operations are currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong, and has recently expanded to the People Republic of China (“PRC”). Accordingly, the Company’s business is affected to a significant degree by economic, political and legal developments in Hong Kong and the PRC.  Among other factors, the Company’s business may be affected by changes in laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other factors.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption of SFAS No. 160 on January 1, 2009, the Company reclassified its noncontrolling interest from minority interest to equity in the accompanying June 30, 2009 and December 31, 2008 condensed consolidated balance sheets. In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company common stockholders and its noncontrolling interest in the accompanying June 30, 2009 and 2008 condensed consolidated statements of operations.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”).  The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments in interim financial statements.  The Company adopted FSP SFAS 107-1 and APB 28-1 during the interim period ended June 30, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

            In April 2009, the FASB issued Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”). FSP SFAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The Company adopted FSP SFAS 157-4 during the interim period ended June 30, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  FAS 165 is effective for the Company’s second quarter ended June 30, 2009.

(b)  Recent accounting pronouncements not yet effective

In June 2009, the FASB issued the following pronouncements:

(i)
SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for the Company’s third-quarter 2009 financial statements.  The Codification is not expected to change GAAP.  The principal impact on the Company’s financial statements from the Codification adoption is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

(ii)
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”), to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  FAS 167 is effective for the Company’s fiscal year beginning January 1, 2010.  The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

(iii)
SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  FAS 166 is effective for our fiscal year beginning January 1, 2010.  The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4.  (LOSS) / EARNINGS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months and six months ended June 30:

	Three months ended June 30,		Six months ended June, 30
	2009	2008	2009	2008

Numerator:
Net (loss)/earnings attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(722,273)	$390,391	$(2,344,424)	$161,071

Denominator:
Weighted average common stock outstanding	29,104,110	29,104,110	29,104,110	27,020,163
Effect of dilutive preferred stock	-	4,569,619	-	4,569,619
Weighted average common stock and dilutive potential common stock	29,104,110	33,673,729	29,104,110	31,589,782

Basic net (loss)/earnings per share	$(0.0248)	$0.0134	$(0.0805)	$0.0059

Diluted net (loss)/earnings per share	$(0.0248)	$0.0115	$(0.0805)	$0.0050

As no mandatory dividend is attached to the Series A convertible preferred stock (“Series A Preferred Stock”), no adjustment was made to the basic loss per share to take into consideration the Series A Preferred Stock.

The computation of diluted loss per share for the three months and six months ended June 30, 2009 did not assume the exercise of the potential dilution of Series A Preferred Stock as the exercise of such preferred stock is antidilutive.

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	June 30,	December 31,
	2009	2008

New vehicles	$9,808,576	$4,003,200
Used vehicles	5,825,363	4,837,562
Fashion apparel	565,818	1,716,163
Parts, accessories and others	2,587,453	2,113,642
	$18,787,210	$12,670,567

Vehicles included in inventory of approximately $2,878,694 and $1,541,204 were pledged to secure the stocking loan and other loans outstanding as of June 30, 2009 and December 31, 2008, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company's borrowings are summarized as follows:

	June 30,	December 31,
	2009	2008

Bank borrowings	$7,552,173	$8,790,806
Stocking loans	1,813,248	1,144,629
Other loans	258,051	-
Short-term borrowings	$9,623,472	$9,935,435

Vehicles included in inventory of approximately $2,878,694 and $1,541,204 were pledged to secure the stocking loan and other loans outstanding as of June 30, 2009 and December 31, 2008, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	June 30,	December 31,
	2009	2008

Accruals	$985,040	$1,687,143
Other payables	2,472,924	5,718,311
	$3,457,964	$7,405,454

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8.  STOCKHOLDERS’ EQUITY

This Note should be read in conjunction with Note 9.

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

At June 30, 2009, 29,104,110 shares of common stock and 247,798 shares of preferred stock were outstanding.  If the Company is successful with respect to all of its claims in the Federal Court Action (as more fully discussed in Note 9 below), then: (i) 4,569,619 shares of the Company’s outstanding common stock would be cancelled and the Company would have a total of 24,534,491 shares of common stock outstanding; (ii) 247,798 shares of the Company’s purported preferred stock would be cancelled and the Company would have no shares of preferred stock outstanding; (iii) the total number of authorized shares of common stock of the Company would be 100,000,000 shares; and (iv) the Company would have no shares of preferred stock authorized.  There can be no assurance, however, that the Company will be successful with respect to any or all of its claims in the Federal Court Action and the Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to its claims at this time, or to estimate the amount or range of a possible loss.

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

On December 19, 2008, the Company filed an action, styled China Premium Lifestyle Enterprise, Inc. v. Happy Emerald Limited, et al., in the United States District Court, Central District of California, Case No. SACV08-1439 (the “Federal Court Action”), asserting claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief.  The Company named Happy Emerald Ltd., a purported British Virgin Islands corporate entity (“HEL”), Global Premium Brands Co., Inc., a defunct California Corporation (“California Global”), Global Premium Brands Co., Inc., a Nevada corporation (“Nevada Global”), Fred De Luca, Charles Miseroy, Delia Rodriguez, Robert G. Pautsch, Richard Cabo and Federico Cabo as defendants (collectively, the “Defendants”).

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

On May 5, 2009, the Company filed its Second Amended Complaint in the Federal Court Action (the “SAC”).  On June 25, 2009, the court issued its ruling on a motion to dismiss the SAC filed by some of the Defendants named in the SAC.  Following that ruling, the court found that the SAC sufficiently stated claims for breach of contract, fraud, conversion and breach of fiduciary duty.

Certain defendants in the Federal Court Action filed their Answer to the SAC on July 10, 2009 (the “Answer”).  Of those defendants, Federico G. Cabo, Fred De Luca and Nevada Global asserted a Counterclaim against the Company, and others, for slander of title relating to a portion of the Disputed Shares.  Federico G. Cabo, Fred De Luca and Robert G. Pautsch also asserted Crossclaims against certain other parties (that did not include the Company).  The Company and the Defendants that filed the Answer have entered into a stipulation that will allow the Defendants to file a First Amended Answer on or before August 17, 2009.  It is anticipated that HEL and the Defendants will oppose the Company’s position with respect to the Company’s claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to its claims at this time, or to estimate the amount or range of a possible loss.

As more fully discussed in Note 8, the Company has determined that the Company has never been authorized to issue any shares of any class or series of preferred stock, including the Disputed Preferred Shares.  As a result, in addition to its other claims against HEL and the Defendants, the Company has asserted in the SAC that all of the Disputed Shares are void and subject to cancellation.  The Company is seeking a declaration that all of the Disputed Shares are void and subject to cancellation.  It is anticipated that HEL and the Defendants will oppose the Company’s position with respect to the validity of the Disputed Shares.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to the validity of the Disputed Shares at this time, or to estimate the amount or range of a possible loss.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of June 30, 2009 are as follows:

2009	$1,909,810
2010	3,539,713
2011	2,090,002
2012	1,919,428
2013	1,823,024
Later years	7,635,642
$18,917,619

Rent expense for the three months and six months ended June 30, 2009 and 2008 was $1,149,319, $698,503, $2,274,173 and $1,346,974, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2009. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of June 30, 2009, committed compensation to the executives and other key employees totaling approximately $451,000 remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a)   The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the six months ended June 30 is as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2009	$(695,446)	$247,279	$7,104,333	$6,656,166
Net loss	(1,622,151)	-	(1,058,637)	(2,680,788)
Translation adjustments	-	(1,214)	-	(1,214)
At March 31, 2009	(2,317,597)	246,065	6,045,696	3,974,164
Net (loss)/earnings	(722,273)	-	46,733	(675,540)
Translation adjustments	-	7,791	9,390	17,181
At June 30, 2009	$(3,039,870)	$253,856	$6,101,819	$3,315,805

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2008	$(510,438)	$118,892	$4,918,636	$4,527,090
Net (loss)/earnings	(229,320)	-	107,519	(121,801)
Translation adjustments	-	96,619	-	96,619
At March 31, 2008	(739,758)	215,511	5,026,155	4,501,908
Net earnings	390,391	-	894,884	1,285,275
Translation adjustments	-	32,934	-	32,934
At June 30, 2008	$(349,367)	$248,445	$5,921,039	$5,820,117

(b) Condensed consolidated statement of comprehensive income (loss)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net (loss) / earnings including noncontrolling interest	$(675,540)	$1,285,275	$(3,356,328)	$1,163,474
Other comprehensive income, net of tax:
Translation adjustments	17,181	32,934	15,967	129,553
Comprehensive (loss) / income including noncontrolling interest:	(658,359)	1,318,209	(3,340,361)	1,293,027
Net loss/(income)	(46,733)	(894,884)	1,011,904	(1,002,403)
Translation adjustments	(9,390)	-	(9,390)	-
Comprehensive (loss) / earnings attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(714,482)	$423,325	$(2,337,847)	$290,624

NOTE 11. BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

Business Segments

The Company operates in two business segments: Vehicles and Fashion Apparel. The Company’s reporting segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Vehicles segment consists primarily of the group of companies doing business as Auto Italia Limited, Nanjing Auto Italia Car Trading Co., Limited and Dalian Auto Italia Car Trading Co., Limited.  The Vehicle segment includes sales of new and used vehicles, provision of vehicle maintenance and repair services and sales of vehicle parts.

The Fashion Apparel segment consists primarily of CPMM (Asia) Limited.  The Fashion Apparel segment provides wholesale and retailing of fashion apparel.

Information by industry segment is set forth below for the three months and six months ended June 30, 2009:

Three months ended June 30, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$36,788,358	$459,724	$-	$-	$37,248,082
Inter-segment sales	-	-	-	-	-
Net sales	36,788,358	$459,724	-	-	37,248,082

Results
Operating loss	(160,336)	(594,865)	(19,377)	-	(774,578)

Interest revenue	3,217	-	-	-	3,217

Interest expense	(207,028)	(7,057)	-	-	(214,085)

Other income	338,819	1,341	-	-	340,160

Loss before income taxes					(645,286)

Provision for income tax	(30,254)	-	-	-	(30,254)

Net loss					(675,540)

Six months ended June 30, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$52,794,246	$881,905	$-	$-	$53,676,151
Inter-segment sales	-	-	-	-	-
Net sales	52,794,246	$881,905	-	-	53,676,151

Results
Operating loss	(2,304,350)	(943,469)	(443,169)	-	(3,690,988)

Interest revenue	15,730	-	-	-	15,730

Interest expense	(392,123)	(13,018)	-	-	(405,141)

Other income	726,872	27,453	-	-	754,325

Loss before income taxes					(3,326,074)

Provision for income tax	(30,254)	-	-	-	(30,254)

Net loss					(3,356,328)

Three months ended June 30, 2008	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$31,048,239	$199,691	$-	$-	$31,247,930
Inter-segment sales	-	-	-	-	-
Net sales	31,048,239	$199,691	-	-	31,247,930

Results
Operating earnings/(loss)	1,068,241	(414,081)	76,330	-	730,490

Interest revenue	10,778	-	-	-	10,778

Interest expense	(124,588)	(4,369)	-	-	(128,957)

Other income	671,791	1,173	-	-	672,964

Earnings before income taxes					1,285,275

Provision for income tax	-	-	-	-	-

Net earnings					1,285,275

Six months ended June 30, 2008	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$52,323,570	$371,187	$-	$-	$52,694,757
Inter-segment sales	-	-	-	-	-
Net sales	52,323,570	$371,187	-	-	52,694,757

Results
Operating earnings/(loss)	1,217,674	(711,704)	(87,078)	-	418,892

Interest revenue	42,435	-	-	-	42,435

Interest expense	(255,179)	(5,541)	-	-	(260,720)

Other income	960,569	2,298	-	-	962,867

Earnings before income taxes					1,163,474

Provision for income tax	-	-	-	-	-

Net earnings					1,163,474

	Vehicles	Fashion Apparel	Corporate	Consolidated
2009
Total assets	$50,954,803	$1,139,054	$1,469,418	$53,563,275
Depreciation and amortization	517,036	33,659	-	550,695
Net capital expenditures	340,937	7,879	-	348,816

2008
Total assets	$46,726,035	$1,663,996	$1,469,418	$49,859,449
Depreciation and amortization	374,103	29,923	-	404,026
Net capital expenditures	273,785	221,358	-	495,143

Geographic Information:

No segment information is provided as the Group only has one geographical segment.  The Group’s reportable business segments are Vehicle and Fashion Apparel, which operations are located in the PRC (including Hong Kong and Macau). Sales were predominately made to customers located in the PRC (including Hong Kong and Macau).

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and six months ended June 30:

		Three months ended June 30,		Six months ended June 30,
	Notes	2009	2008	2009	2008

Sales to:
- Affiliates	(a)	$188,006	$11,693	$189,436	$15,719

Purchases from:
- Affiliates	(a)	101,726	12,928	101,726	14,914

Interest received from:
- Affiliates	(b)	159,924	162,764	314,120	288,782

Management fee paid to:
- Affiliates	(c)	103,761	-	207,429	-

Management fee received from:
- Affiliates	(c)	46,449	46,196	92,884	92,373

Service cost charged by:					-
- Affiliates	(c)	9,914	-	10,334

Rental income received from:
- Affiliates	(c)	38,706	38,496	77,402	76,978

Rental paid to:
- Affiliate	(c)	4,203	6,032	8,316	12,665

Building management fee paid to:
- Affiliate	(c)	851	710	1,702	1,318

Warehouse expenses paid to:
- Affiliate	(c)	3,669	-	9,222	-

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, bears interest at 5.5% per annum and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through the date of this filing, which is the date the financial statements were issued.  During this period the Company did not have any material subsequent events that impacted our condensed consolidated financial statements.

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

In October 2007, King Express was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau. It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently, the AgustaWestland helicopters business is in its preparatory stage with the likely arrival of the first helicopter anticipated at the beginning of 2010.

 THE BUSINESS OF CPMM ASIA

On January 18, 2008, CPMM Asia entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement granted CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim (“Products”) and to open points of sale identified by the signs of Products identified by the “John Richmond,” “Richmond,” “Richmond X,” and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products would be supplied by Falber.  Two mono brand shops were opened in Hong Kong after the signing of the license and supply agreement.

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

 CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008, and the related notes thereto, for further discussion of our accounting policies.

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

 RESULTS OF OPERATIONS

Six Months Ended June 30

Results of operations comparison of six months ended June 30, 2009 to six months ended June 30, 2008:

 SALES

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Total Sales	% of Total Sales	Total Sales	% of Total Sales

Sales:
New vehicles	$38,559,000	71.8%	$40,091,000	76.1%
Used vehicles	$11,266,000	21%	$9,388,000	17.8%
Parts and services and others	$2,969,000	5.5%	$2,845,000	5.4%
Fashion Apparel	$882,000	1.7%	$371,000	0.7%
Total	$53,676,000	100%	$52,695,000	100%

Sales mainly consist of sales of new and used vehicles, sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Total sales for the six months ended June 30, 2009 increased by approximately $981,000 or 1.9% to approximately $53,676,000, compared with approximately $52,695,000 for the same period of 2008.

New vehicles sales decreased approximately $1,532,000 or 3.8% from the first six months of 2008 compared to the same period of 2009, while the quantity of new vehicles sold decreased 8.6% for the same period. The used vehicles sales increased approximately $1,878,000 or 20% from the first six months of 2008 compared to the same period of 2009, while the quantity of used vehicles sold increased by 56.8% for the same period.  The increase in sales of used vehicles and fashion apparel as well as parts and service sales was partially offset by the decrease in sale of new vehicles, which reflected a challenging automotive retail market impacted by the unfavorable global economic conditions.

 COST OF SALES

Cost of sales for the six months ended June 30, 2009 increased to $47,542,000 from $44,033,000 for the six months ended June 30, 2008, an increase of $3,509,000 or 8%, which was consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the six months ended June 30, 2009 decreased by 5% from 16.4% for the same period of 2008 to 11.4% for the current period of 2009 and the gross profit decreased by $2,528,000 to $6,134,000 for the six months ended June 30, 2009.  This decrease was mainly caused by the new and used vehicles trading segment that was negatively impacted by an overall competitive retail environment.  Certain used vehicles were sold with a special discount in order to encourage the sales.

Our results of operations were adversely impacted by overall economic conditions, including a decline in consumer confidence and reduced credit availability offered to consumers by financial institutions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting and  professional services fees, general corporate expenses and marketing expenses.

S,G&A for the six months ended June 30, 2009 were approximately $9,825,000, compared to approximately $8,243,000 for the same period of 2008. The approximate $1,582,000 increase in S,G&A expenses was primarily due to increased rental expenses, legal, professional and audit fees.

 Our rent, rate and building management fees increased from approximately $1,641,000 for the six months ended June 30, 2008 to $2,412,000 for the same period of 2009.  This increase is mainly due to the continued development of the fashion apparel business and motor business. Legal, professional and audit fees increased from $238,000 in the six months ended June 30, 2008 to $815,000 for the same period of 2009. The increase was mainly due to the professional fees incurred for US SEC reporting and compliance obligations.

OTHER INCOME, NET

Other income for the six months ended June 30, 2009 decreased to approximately $365,000 compared to approximately $745,000 for the same period of 2008, a total decrease of $380,000. The decrease was primarily due to the decreased other operating income and the increased interest expenses and other finance costs. The other operating income is comprised of interest and rental recharge to affiliates and forfeitures of sales deposits.  The decrease was mainly due to the $130,000 gain on disposal of property and equipment recognized in first six months of 2008.  Interest expenses and other finance costs increased from approximately $261,000 for the six months ended June 30, 2008 to approximately $405,000 for the same period of 2009. The funds from which our increased interest expenses were incurred were used for working capital purposes.

Three Months Ended June 30

Results of operations comparison of three months ended June 30, 2009 to three months ended June 30, 2008:

SALES

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$28,877,000	77.5%	$25,692,000	82.2%
Used vehicles	$6,225,000	16.7%	$3,874,000	12.4%
Parts and services and others	$1,686,000	4.5%	$1,483,000	4.7%
Fashion Apparel	$460,000	1.3%	$199,000	0.7%
Total	$37,248,000	100%	$31,248,000	100%

Sales mainly consist of sales of new and used vehicles, sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

            Total sales for the three months ended June 30, 2009 increased by approximately $6,000,000 or 19.2% to approximately $37,248,000, compared with approximately $31,248,000 for the same period of 2008.  The increase was primarily due to the increased sales from our vehicle trading segment.

            New vehicles sales increased approximately $3,185,000 or 12.4% from the second quarter of 2008 to the same period of 2009, while the quantity of new vehicles sold remained the same for both periods.  The increase in sales of vehicles was primarily due to the launch of the Ferrari “430 Scuderia Spider” and “California”.  The used vehicles sales increased approximately $2,351,000 or 60.7% from the second quarter of 2008 to the same period of 2009, while the quantity of used vehicles sold increased by 90.5% for the same period.  The increase in sales of used vehicles was due to the sale of certain highly acclaimed used cars, including 430 Scuderia.

 COST OF SALES

Cost of sales for the three months ended June 30, 2009 increased to $32,868,000 from $26,048,000 for the three months ended June 30, 2008; the $6,820,000 or 26.2% increase was consistent with the increase in Company’s revenues during the same period.

  GROSS PROFIT

            Gross profit margin for the three months ended June 30, 2009 decreased by 4.8% from 16.6% for the same period of 2008, to 11.8% for the current period of 2009, and the gross profit decreased by $819,000 to $4,381,000 for the three months ended June 30, 2009.  This decrease was mainly caused by the new and used vehicles trading segment that was negatively impacted by an overall competitive retail environment. Certain used vehicles were sold with a special discount in order to encourage the sales.

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

            S,G&A for the three months ended June 30, 2009 were approximately $5,155,000, compared to approximately $4,470,000 for the same period of 2008. The approximate $685,000 increase in S,G&A expenses was primarily due to increased rental expenses, legal, professional and audit fees.

Our rent, rate and building management fees increased from approximately $939,000 for the three months ended June 30, 2008 to $1,217,000 for the same period of 2009, the increase in such fees were mainly due to development of the fashion apparel business and motor business. Legal, professional and audit fees increased from $153,000 in the three months ended June 30, 2008 to $411,000 for the same period of 2009. The increase was mainly due to the professional fees incurred for US SEC reporting and compliance obligations.

 OTHER INCOME, NET

            Other income for the three months ended June 30, 2009 decreased to approximately $129,000 compared to approximately $555,000 for the same period of 2008, a total decrease of $426,000. The decrease was primarily due to the decreased other operating income and the increased interest expenses and other finance costs. The other operating income is comprised of interest and rental recharge to affiliates and forfeitures of sales deposits.  The decrease was mainly due to the $130,000 gain on disposal of property and equipment recognized in second quarter of year 2008.  Interest expenses and other finance costs increased from approximately $129,000 for the second quarter of 2008 to approximately $214,000 for the same period of 2009. The funds from which our increased interest expenses were incurred were used for working capital purposes.

 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOWS FROM OPERATING ACTIVITIES

            Our operations utilized cash resources of approximately $3,782,000 for the six months ended June 30, 2009, compared to generating cash resources of approximately $588,000 for the six months ended June 30, 2008, primarily as a net result of the following:


For the six months ended June 30, 2009, cash flow provided by sales net of operating expenses decreased by approximately $4,303,000 to cash outflow of $2,784,000. The decrease was primarily as a result of the decrease in gross profit.


For the six months ended June 30, 2009, account receivables decreased by approximately $7,438,000, primarily due to the collection of account receivables relating to the sales recognized in the fourth quarter.

	For the six months ended June 30, 2009, our inventory increased by approximately $6,142,000, which was caused by overall unfavorable economic conditions, including a decline in consumer confidence.


For the six months ended June 30, 2009, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate decrease of cash inflow from operations of approximately $998,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2009, we expended net cash of approximately $323,000 in investing activities mainly for the acquisition of property and equipment to support the development of the PRC motor business. For the six months ended June 30, 2008, we utilized approximately $164,000 in investing activities, mainly for acquisition of property and equipment.

 CASH FLOWS FROM FINANCING ACTIVITIES

            During the six months ended June 30, 2009, we repaid approximately $1,172,000 of our obligations owed on outstanding debt as compared to approximately $1,542,000 for the six months ended June 30, 2008.

            For the six months ended June 30, 2009, we received approximately $1,427,000 net advances from affiliates. For the six months ended June 30, 2008, we made approximately $540,000 net advances to affiliates. The advances from / to affiliates were made from / to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portions depending on the nature of the advances.

 WORKING CAPITAL REQUIREMENTS

            Current assets exceeded current liabilities at June 30, 2009 by approximately $6,270,000, a decrease of $3,145,000 from December 31, 2008. The ratio of our current assets to our current liabilities was 1.14 to 1 at June 30, 2009 compared to 1.21 to 1 at December 31, 2008. At June 30, 2009, our current assets of approximately $50,813,000 included approximately $18,787,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $44,543,000 included non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $20,982,000.

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

Item 4T.   Controls and Procedures

 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            The Company’s management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009.  Disclosure controls and procedures refer to controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

            Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

            There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to the Company’s Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2009.

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

On May 5, 2009, the Company filed its Second Amended Complaint in the Federal Court Action (the “SAC”).  On June 25, 2009, the court issued its ruling on a motion to dismiss the SAC filed by some of the defendants named in the SAC.  Following that ruling, the court found that the SAC sufficiently stated claims for breach of contract, fraud, conversion and breach of fiduciary duty.

Certain defendants in the Federal Court Action filed their Answer to the SAC on July 10, 2009 (the “Answer”).  Of those defendants, Federico G. Cabo, Fred De Luca and Global Premium Brands Co., Inc. asserted a Counterclaim against the Company, and others, for slander of title relating to a portion of the Disputed Shares.  Federico G. Cabo, Fred De Luca and Robert G. Pautsch also asserted Crossclaims against certain other parties (that did not include the Company).  The Company and the defendants that filed the Answer have entered into a stipulation that will allow the defendants to file a First Amended Answer on or before August 17, 2009.

  In addition, as more fully discussed in Note 8 to the Company’s Consolidated Financial Statements (Unaudited) as of June 30, 2009, the Company has determined that the Company has never been authorized to issue any shares of any class or series of preferred stock, including the Disputed Preferred Shares.  As a result, in addition to its other claims against HEL and the defendants, the Company asserted in the SAC that all of the Disputed Shares are void and subject to cancellation.

There can be no assurance that the Company will be successful with respect to any or all of its claims in the Federal Court Action and the Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to its claims at this time, or to estimate the amount or range of a possible loss.

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

Item 5. Other Information.

During the three months ended June 30, 2009, there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2007.

10.1	Supplemental Deed dated June 24, 2009, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

Date: August 12, 2009	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: August 12, 2009	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

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

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2007.

10.1	Supplemental Deed dated June 24, 2009, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.