Form 10-Q/A
period 2009-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2009-11-12
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See the definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on May 11, 2009 was 29,104,110.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 that we previously filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2009.  We are filing this Amendment No. 1 solely for the purpose of amending Part II, Item 6, Exhibits 31.1 and 31.2, to include language in the introductory portion of paragraph 4 and paragraph 4(b) thereof, each referring to internal control over financial reporting.  Pursuant to Section 246.13 of the Compliance and Disclosure Interpretations – Regulation S-K, of the Division of Corporate Finance of the SEC, we have omitted paragraph 3 in each of Exhibits 31.1 and 31.2.

This Amendment No. 1 amends Exhibits 31.1 and 31.2 only, and such Exhibits are amended only as described above.  All other items and exhibits contained in the Form 10-Q as filed on May 15, 2009 remain unchanged.  This Amendment No. 1 does not reflect facts or events occurring after the original filing date of May 15, 2009 nor modify (except as set forth above) or otherwise update the disclosures contained in the Form 10-Q in any way.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

Date: November 12, 2009	By	: /s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: November 12, 2009	By	: /s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer and Treasurer