Form 10-Q/A
period 2009-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2009-11-12
CIK 1309346

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 that we previously filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2009.  We are filing this Amendment No. 1 solely for the purpose of amending Part II, Item 6, Exhibits 31.1 and 31.2, to include language in the introductory portion of paragraph 4 and paragraph 4(b) thereof, each referring to internal control over financial reporting.  Pursuant to Section 246.13 of the Compliance and Disclosure Interpretations – Regulation S-K, of the Division of Corporate Finance of the SEC, we have omitted paragraph 3 in each of Exhibits 31.1 and 31.2.

This Amendment No. 1 amends Exhibits 31.1 and 31.2 only, and such Exhibits are amended only as described above.  All other items and exhibits contained in the Form 10-Q as filed on August 12, 2009 remain unchanged.  This Amendment No. 1 does not reflect facts or events occurring after the original filing date of August 12, 2009 nor modify (except as set forth above) or otherwise update the disclosures contained in the Form 10-Q in any way.

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