Form 10-Q
period 2009-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2009-11-13
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on November 9, 2009 was 29,104,110.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

Explanatory Note

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

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,326,567	$5,827,132
Restricted cash	4,402,254	4,427,439
Trade receivables, net of provision	1,491,602	11,761,228
Inventory, net	20,632,335	12,670,567
Prepayments	1,854,263	1,952,882
Other current assets	4,130,960	6,419,106
Amounts due from affiliates	12,569,307	11,147,103
Total current assets	48,407,288	54,205,457
Property and equipment, net	4,603,368	2,905,927
Goodwill	39,730	39,734
TOTAL ASSETS	$53,050,386	$57,151,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,867,915	$9,935,435
Bills payable	926,204	1,333,502
Trade payables	4,808,119	3,795,196
Deposits received	23,863,770	19,887,368
Other current liabilities	2,305,995	7,405,454
Amounts due to affiliates	4,677,172	2,433,340
Total current liabilities	45,449,175	44,790,295
Long-term borrowing	1,060,091	-
TOTAL LIABILITIES	46,509,266	44,790,295

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001 Issued and outstanding: 247,798 shares as at September 30, 2009; (247,798 shares as at December 31, 2008)	248	248
Common stock
Authorized: 400,000,000 common stock, par value $0.005 Issued and outstanding: 29,104,110 shares as at September 30, 2009; (29,104,110 shares as at December 31, 2008)	145,521	145,521
Additional paid-in-capital	5,558,888	5,558,888
Accumulated other comprehensive income	286,220	247,279
Accumulated deficit	(4,866,598)	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	1,124,279	5,256,490
Noncontrolling interests	5,416,841	7,104,333
TOTAL EQUITY	6,541,120	12,360,823

TOTAL LIABILITIES AND EQUITY	$53,050,386	$57,151,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales:
New and used vehicles	$27,391,199	$31,321,200	$77,216,005	$80,800,209
Parts and services and others	2,442,121	1,777,790	5,411,561	4,622,351
Fashion apparel and accessories	299,423	263,161	1,181,328	634,348
Net sales	30,132,743	33,362,151	83,808,894	86,056,908

Cost of sales:
New and used vehicles	(25,908,646)	(27,544,207)	(71,827,037)	(70,604,162)
Parts and services and others	(612,026)	(352,910)	(1,112,490)	(1,081,542)
Fashion apparel and accessories	(457,918)	(159,212)	(1,580,999)	(403,240)
Total cost of sales	(26,978,590)	(28,056,329)	(74,520,526)	(72,088,944)

Gross profit:
New and used vehicles	1,482,553	3,776,993	5,388,968	10,196,047
Parts and services and others	1,830,095	1,424,880	4,299,071	3,540,809
Fashion apparel and accessories	(158,495)	103,949	(399,671)	231,108
Total gross profit	3,154,153	5,305,822	9,288,368	13,967,964

Selling, general and administrative expenses	(5,516,916)	(4,301,541)	(15,342,119)	(12,544,791)

Operating (loss) / earnings	(2,362,763)	1,004,281	(6,053,751)	1,423,173

Other income (expenses)
Interest expenses and other finance costs	(218,630)	(150,640)	(623,771)	(411,360)
Other income	35,391	327,101	805,446	1,332,403
Total other income (expenses)	(183,239)	176,461	181,675	921,043

(Loss) / earnings before income taxes	(2,546,002)	1,180,742	(5,872,076)	2,344,216

Provision for income taxes	(41)	-	(30,295)	-

Net (loss) / earnings including noncontrolling interests	(2,546,043)	1,180,742	(5,902,371)	2,344,216

Net (loss) / earnings attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(1,826,728)	383,784	(4,171,152)	544,855
Noncontrolling interests	(719,315)	796,958	(1,731,219)	1,799,361

	(2,546,043)	1,180,742	$(5,902,371)	$2,344,216

(Loss) / earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders
Basic	$(0.0628)	$0.0132	$(0.1433)	$0.0197

Diluted	$(0.0628)	$0.0114	$(0.1433)	$0.0169

Weighted average number of common stock outstanding
Basic	29,104,110	29,104,110	29,104,110	27,719,882

Diluted	29,104,110	33,673,729	29,104,110	32,289,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net (loss) / earnings including noncontrolling interests	$(5,902,371)	$2,344,216
Adjustments to reconcile net (loss) / earnings to net cash provided by operating activities
Depreciation and amortization	896,904	604,420
Disposal of property and equipment	202,766	(130,130)
Provision for bad debts written back	(25,346)	(26,144)
Provision for inventory	29,978	-
Other non-cash items	74,004	51,961
Changes in operating assets and liabilities:
Trade receivables	10,294,972	8,039,925
Other current assets and prepayments	2,386,765	(4,044,996)
Inventory	(7,991,746)	(6,924,087)
Trade payables	1,012,923	2,498,971
Other current liabilities and deposits received	(1,074,371)	(331,106)
Net cash (used in)/provided by operating activities	(95,522)	2,083,030

Investing activities:
Purchases of property and equipment	(2,802,636)	(579,434)
Proceeds from disposal of property and equipment	14,193	332,170
Decrease in restricted cash	25,185	-
Net cash used in investing activities	(2,763,258)	(247,264)

Financing activities:
Advances from affiliates	772,942	810,440
Decrease in borrowings and bills payable	(414,727)	(547,070)
Net cash provided by financing activities	358,215	263,370

(Decrease) / increase in cash and cash equivalents	(2,500,565)	2,099,136

Cash and cash equivalents at beginning of the period	5,827,132	6,583,566

Cash and cash equivalents at end of the period	$3,326,567	$8,682,702

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$623,771	$411,360
Income taxes	30,295	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for all of 2009 or in future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009..

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

Segment reporting

The Company determines and classifies its operating segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) 280 Segment Reporting.  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  The Company’s reportable segments are (1) motor vehicles retailing, which includes sales of new and used vehicles, provision of vehicle maintenance and repair services and sales of vehicle parts, and (2) fashion apparel retailing, which includes sales of fashion apparel and accessories.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s trade receivables, trade payables, and accrued liabilities approximate fair value due to their short maturities. The carrying amount of the short-term borrowings approximate fair value as these borrowings bear interest at a variable rate tied to the current market, and have terms similar to other borrowing arrangements available to the Company.

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors. For the nine months ended September 30, 2009 and 2008, the Company had two vendors that each accounted for more than 10% of total supply purchases. If either of these vendors terminates their relationship with the Company or if the Company’s supply from these vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors or other vendors to be engaged.  Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not affect the concentration of credit risk with respect to trade payables as the Company makes the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

The Company’s business, assets and operations are currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong, and has recently expanded its operations to the People’s Republic of China (“PRC”).  Accordingly, the Company’s business is affected to a significant degree by economic, political and legal developments in Hong Kong and PRC.  Among other factors, the Company’s business may be affected by changes in laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and method of taxation, among other factors.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

(a)   Recent accounting pronouncements adopted

In June 2009, the FASB issued a standard that established the FASB ASC and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the condensed consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, which provides guidance about how to measure assets and liabilities that use fair value. ASC 820 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued amendments which state that ASC 820 does not address fair value measurements for purposes of lease classification or measurement and delay the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of ASC 820 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. The Company adopted ASC 820 for certain of its non-financial assets and liabilities on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued a new business combinations standard codified within ASC 805 Business Combinations (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The Company adopted ASC 805 on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries codified within ASC 810 Consolidation (“ASC 810”).  ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  Upon adoption of ASC 810 on January 1, 2009, the Company reclassified its noncontrolling interest from minority interest to equity in the accompanying September 30, 2009 and December 31, 2008 condensed consolidated balance sheets.  In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company common stockholders and its noncontrolling interest in the accompanying September 30, 2009 and 2008 condensed consolidated statements of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified in ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. ASC 815 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted ASC 815 on January 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments to require disclosure about fair value of financial instruments in interim financial statements.  The Company adopted the standard during the interim period ended June 30, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In April 2009, the FASB issued an accounting standard which provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820. The standard provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The Company adopted the standard during the interim period ended June 30, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In May 2009, the FASB issued a new accounting standard regarding subsequent events codified in ASC 855 Subsequent Events (“ASC 855”). ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for the Company’s second quarter ended June 30, 2009.

 (b) Recent accounting pronouncements not yet effective

(i)
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. Statement No. 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. Statement No. 167 is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

(ii)
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets”. Statement No. 166 removes the concept of a qualifying special-purpose entity from Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. Statement No. 166 is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

(iii)
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4.  (LOSS) / EARNINGS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months and nine months ended September 30:
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net (loss)/earnings attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(1,826,728)	$383,784	$(4,171,152)	$544,855

Denominator:
Weighted average common stock outstanding	29,104,110	29,104,110	29,104,110	27,719,882
Effect of dilutive preferred stock	-	4,569,619	-	4,569,619
Weighted average common stock and dilutive potential common stock	29,104,110	33,673,729	29,104,110	32,289,501

Basic net (loss)/earnings per share	$(0.0628)	$0.0132	$(0.1433)	$(0.0197)

Diluted net (loss)/earnings per share	$(0.0628)	$0.0114	$(0.1433)	$(0.0169)

As no mandatory dividend is attached to the Series A convertible preferred stock (“Series A Preferred Stock”), no adjustment was made to the basic loss per share to take into consideration the Series A Preferred Stock.

The computation of diluted loss per share for the three months and nine months ended September 30, 2009 did not assume the exercise of the potential dilution of Series A Preferred Stock as the exercise of such preferred stock is antidilutive.

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	September 30,	December 31,
	2009	2008
New vehicles	$13,286,085	$4,003,200
Used vehicles	4,269,719	4,837,562
Fashion apparel	292,884	1,716,163
Parts, accessories and others	2,783,647	2,113,642
	$20,632,335	$12,670,567

Vehicles included in inventory of approximately $3,576,792 and $1,541,204 were pledged to secure the stocking loan and other loans outstanding as of September 30, 2009 and December 31, 2008, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company's borrowings are summarized as follows:
	September 30,	December 31,
	2009	2008
Bank borrowings	$6,834,472	$8,790,806
Stocking loans	2,835,479	1,144,629
Other loans	258,055	-
	9,928,006	9,935,435
Bank borrowings due after one year	(1,060,091)	-
Short-term borrowings	$8,867,915	$9,935,435

Vehicles included in inventory of approximately $3,576,792 and $1,541,204 were pledged to secure the stocking loan and other loan outstanding as of September 30, 2009 and December 31, 2008, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	September 30,	December 31,
	2009	2008
Accruals	$782,494	$1,687,143
Other payables	1,523,501	5,718,311
	$2,305,995	$7,405,454

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

At September 30, 2009, 29,104,110 shares of common stock and 247,798 shares of preferred stock were outstanding. If the Company is successful with respect to all of its claims in the Federal Court Action (as more fully discussed in Note 9 below), then: (i) 4,569,619 shares of the Company’s outstanding common stock would be cancelled and the Company would have a total of 24,534,491 shares of common stock outstanding; (ii) 247,798 shares of the Company’s purported preferred stock would be cancelled and the Company would have no shares of preferred stock outstanding; and (iii) the total number of authorized shares of common stock of the Company would be 100,000,000 shares.  There can be no assurance, however, that the Company will be successful with respect to any or all of its claims in the Federal Court Action and the Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to its claims at this time, or to estimate the amount or range of a possible loss.

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

NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

Litigation, Claims and Assessments

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. Except as set forth herein, it is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.  The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

Certain defendants in the Federal Court Action filed their First Amended Answer to the SAC on August 17, 2009 (the “First Amended Answer”).  Of those defendants, Federico G. Cabo, Fred De Luca and Nevada Global asserted a Counterclaim against the Company, and others, for slander of title, conversion, promissory estoppels and fraud relating to the Disputed Shares.  Federico G. Cabo, Fred De Luca and Robert G. Pautsch also asserted Crossclaims against certain other parties (that did not include the Company).  The Company is scheduled to answer the First Amended Counterclaim on or before November 9, 2009.  It is anticipated that HEL and the Defendants will oppose the Company’s position with respect to the Company’s claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company with respect to its claims or Counterclaims at this time, or to estimate the amount or range of a possible loss.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2009 are as follows:

2009	$858,766
2010	3,350,475
2011	2,206,583
2012	1,919,789
2013	1,823,219
Later years	7,635,838
$17,794,670

Rent expense for the three months and nine months ended September 30, 2009 and 2008 was $1,104,167, $762,224, $3,378,340 and $2,109,189, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2009. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of September 30, 2009, committed compensation to the executives and other key employees totaling approximately $340,138 remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the nine months ended September 30 is as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
(Unaudited)
At January 1, 2009	$(695,446)	$247,279	$7,104,333	$6,656,166
Net loss	(1,622,151)	-	(1,058,637)	(2,680,788)
Translation adjustments	-	(1,214)	-	(1,214)
At March 31, 2009	(2,317,597)	246,065	6,045,696	3,974,164
Net (loss)/earnings	(722,273)	-	46,733	(675,540)
Translation adjustments	-	7,791	9,390	17,181
At June 30,2009	(3,039,870)	253,856	6,101,819	3,315,805
Net loss	(1,826,728)	-	(719,315)	(2,546,043)
Translation adjustments	-	32,364	34,337	66,701
At September 30, 2009	$(4,866,598)	$286,220	$5,416,841	$836,463

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
(Unaudited)
At January 1, 2008	$(510,438)	$118,892	$4,918,636	$4,527,090
Net (loss)/earnings	(229,320)	-	107,519	(121,801)
Translation adjustments	-	96,619	-	96,619
At March 31, 2008	(739,758)	215,511	5,026,155	4,501,908
Net earnings	390,391	-	894,884	1,285,275
Translation adjustments	-	32,934	-	32,934
At June 30, 2008	(349,367)	248,445	5,921,039	5,820,117
Net earnings	383,784	-	796,958	1,180,742
Translation adjustments	-	(49,938)	-	(49,938)
At September 30, 2008	$34,417	$198,507	$6,717,997	$6,950,921

(b) Condensed consolidated statements of comprehensive income (loss)/earnings

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) /earnings including noncontrolling interest	$(2,546,043)	$1,180,742	$(5,902,371)	$2,344,216
Other comprehensive income, net of tax:
Translation adjustments	66,701	(49,938)	82,668	79,615
Comprehensive (loss) /earnings including noncontrolling interest	(2,479,342)	1,130,804	(5,819,703)	2,423,831
Comprehensive loss /(income) attributable to noncontrolling interest:
Net loss /(income)	719,315	(796,958)	1,731,219	(1,799,361)
Translation adjustments	(34,337)	-	(43,727)	-
Comprehensive (loss) /earnings attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(1,794,364)	$333,846	$(4,132,211)	$624,470

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

Information by industry segment is set forth below for the three months and nine months ended September 30:

Three months ended September 30, 2009 (Unaudited)	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$29,833,320	$299,423	$-	$-	$30,132,743
Inter-segment sales	-	-	-	-	-
Net sales	29,833,320	$299,423	-	-	30,132,743

Results
Operating earnings/(loss)	(1,231,196)	(782,650)	(348,917)	-	(2,362,763)

Interest revenue	2,244	-	-	-	2,244

Interest expense	(214,234)	(4,396)	-	-	(218,630)

Other income	32,803	344	-	-	33,147

Loss before income taxes					(2,546,002)

Provision for income tax	(41)	-	-	-	(41)

Net loss					(2,546,043)

Nine months ended September 30, 2009 (Unaudited)	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$82,627,566	$1,181,328	$-	$-	$83,808,894
Inter-segment sales	-	-	-	-	-
Net sales	82,627,566	$1,181,328	-	-	83,808,894

Results
Operating loss	(3,535,546)	(1,726,119)	(792,086)	-	(6,053,751)

Interest revenue	17,974	-	-	-	17,974

Interest expense	(606,357)	(17,414)	-	-	(623,771)

Other income	759,675	27,797	-	-	787,472

Loss before income taxes					(5,872,076)

Provision for income tax	(30,295)	-	-	-	(30,295)

Net loss					(5,902,371)

Three months ended September 30, 2008 (Unaudited)	Vehicles		Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$33,098,990		$263,161	$-	$-	$33,362,151
Inter-segment sales	-		-	-	-	-
Net sales	33,098,990		$263,161	-	-	33,362,151

Results
Operating earnings/(loss)	1,407,241		(368,663)	(34,297)	-	1,004,281

Interest revenue	17,249		11,958	-	-	29,207

Interest expense	(145,912)		(4,728)	-	-	(150,640)

Other income	284,082		13,812	-	-	297,894

Earnings before income taxes						1,180,742

Provision for income tax		-	-	-	-	-

Net earnings						1,180,742

Nine months ended September 30, 2008 (Unaudited)	Vehicles		Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$85,422,560		$634,348	$-	$-	$86,056,908
Inter-segment sales	-		-	-	-	-
Net sales	85,422,560		$634,348	-	-	86,056,908

Results
Operating earnings/(loss)	2,624,915		(1,080,367)	(121,375)	-	1,423,173

Interest revenue	59,684		11,958	-	-	71,642

Interest expense	(401,091)		(10,269)	-	-	(411,360)

Other income	1,244,651		16,110	-	-	1,260,761

Earnings before income taxes						2,344,216

Provision for income tax		-	-	-	-	-

Net earnings						2,344,216

	Vehicles	Fashion Apparel	Corporate	Consolidated
2009
Total assets	$51,025,202	$555,766	$1,469,418	$53,050,386
Depreciation and amortization	878,961	17,943	-	896,904
Net capital expenditures	2,794,757	7,879	-	2,802,636

2008
Total assets	$44,162,665	$2,980,343	$1,469,418	$48,612,426
Depreciation and amortization	555,398	49,022	-	604,420
Net capital expenditures	329,417	250,017	-	579,434

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

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and nine months ended September 30:

		Three months ended September 30,		Nine months ended September 30,
	Notes	2009	2008	2009	2008

Sales to:
- Affiliates	(a)	$1,572	$6,892	$191,008	$22,611

Purchases from:
- Affiliates	(a)	41,530	40,634	143,256	55,548
- A director of Technorient	(a)	-	600,000	-	600,000

Interest received from:
- Affiliates	(b)	164,875	154,525	478,995	443,307

Management fee paid to:
- Affiliates	(c)	94,984	-	302,413	-

Management fee received from:
- Affiliates	(c)	46,445	46,146	139,329	138,519

Service cost charged by:
- Affiliates	(c)	578	-	10,912	-

Rental income received from:
- Affiliates	(c)	-	38,455	77,404	115,433

Rental paid to:
- Affiliate	(c)	4,203	5,670	12,519	18,335

Building management fee paid to:
- Affiliate	(c)	851	637	2,553	1,955

Warehouse expenses paid to:
- Affiliate	(c)	3,448	-	12,670	-

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, bears interest at 5.5% per annum and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

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

FORWARD-LOOKING STATEMENTS

            The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,”  “plan,” “intend” or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources”; and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-Q with the United States Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

 COMPANY OVERVIEW

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in the Hong Kong Special Administrative Region (“Hong Kong”), the Macau Special Administrative Region, (“Macau”), and in the People’s Republic of China, (which for the purpose of this report excludes Hong Kong, Macau and Taiwan, and hereinafter “China”). Currently, the Company’s main business is its ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”). The business of the subsidiaries of Technorient Limited consists mainly of importation, distribution, and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. During 2008, through its wholly-owned subsidiary, CPMM (Asia) Limited (“CPMM Asia”), the Company implemented its plan to import, distribute and sell premium brand apparel in Hong Kong, Macau, China and Taiwan.

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

            In October 2007, King Express was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau. It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently, the AgustaWestland helicopters business is in its preparatory stage with the likely arrival of the first helicopter anticipated during the second half of 2010.

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

            On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to US dollars but instead is allowed to trade in a tight band against a basket of foreign currencies. If the RMB were to increase in value against the U.S. dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of any dividend payments. For example, an appreciation of RMB against the U.S. dollar or Hong Kong dollars would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar or the Macau Pataca, if it occurred, would adversely affect the value of our common stock.

 CRITICAL ACCOUNTING POLICIES

            In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008, and the related notes thereto, for further discussion of our accounting policies.

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

Share-based compensation

We have adopted ASC 718 “Compensation-Stock Compensation”, for our share-based compensation. We utilized the modified prospective method approach, pursuant to which we record compensation for all share-based awards granted based on their fair value. The estimate of the fair value of the share-based compensation requires the input of subjective assumptions. Changes in the subjective assumptions could materially affect the estimate of fair value of share-based compensation; however, based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, we believe the effect on the share-based compensation recognized would not have been material.

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

Income taxes

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions, including Hong Kong. We account for income taxes under the provision of ASC 740 “Income Taxes”, resulting in two components of income tax expenses: current and deferred.  Current income tax expense approximates taxes to be paid or refunded for the relevant periods.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amount in the future, as well as from net operating loss and tax credit carryforwards, and are measured in accordance with the enacted tax laws and at the rates applicable in the years in which the differences are expected to be recovered or settled.  A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.  Otherwise, we will record a valuation allowance when the utilization of the deferred tax asset is uncertain.  Additional timing differences, future earnings trends and/or tax strategies could warrant a need for establishing an additional valuation allowance or a reserve.

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

 RESULTS OF OPERATIONS

Nine Months Ended September 30

Results of operations - comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008:

 SALES

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$61,144,000	72.9%	$66,768,000	77.6%
Used vehicles	$16,072,000	19.2%	$14,033,000	16.3%
Parts and services and others	$5,412,000	6.5%	$4,622,000	5.4%
Fashion Apparel	$1,181,000	1.4%	$634,000	0.7%
Total	$83,809,000	100%	$86,057,000	100%

Sales mainly consist of sales of new and used vehicles, sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Total sales for the nine months ended September 30, 2009 decreased by approximately $2,248,000 or 2.6% to approximately $83,809,000, compared with approximately $86,057,000 for the same period of 2008.

New vehicles sales decreased approximately $5,624,000 or 8.4% from the first nine months of 2008 compared to the same period of 2009, while the quantity of new vehicles sold decreased 12.5% for the same period. The used vehicles sales increased approximately $2,039,000 or 14.5% from the first nine months of 2008 compared to the same period of 2009, while the quantity of used vehicles sold increased by 43.3% for the same period.  The increase in sales of used vehicles and fashion apparel as well as parts and service sales was partially offset by the decrease in sale of new vehicles, which reflected a challenging automotive retail market impacted by the unfavorable global economic conditions.

COST OF SALES

Cost of sales for the nine months ended September 30, 2009 increased to $74,521,000 from $72,089,000 for the nine months ended September 30, 2008, an increase of $2,432,000 or 3.3%.

GROSS PROFIT

Gross profit margin for the nine months ended September 30, 2009 decreased by 5.1% from 16.2% for the same period of 2008 to 11.1% for the current period of 2009 and the gross profit decreased by $4,680,000 to $9,288,000 for the nine months ended September 30, 2009.  This decrease was mainly caused by the new and used vehicles trading segment that was negatively impacted by an overall competitive retail environment.  Certain used vehicles were sold with a special discount in order to encourage the sales.

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

S,G&A for the nine months ended September 30, 2009 were approximately $15,342,000, compared to approximately $12,545,000 for the same period of 2008. The approximate $2,797,000 increase in S,G&A expenses was primarily due to increased rental and depreciation expenses, legal, professional and audit fees.

 Our rent, rate, building management fees and depreciation expenses increased from approximately $3,178,000 for the nine months ended September 30, 2008 to $4,479,000 for the same period of 2009.  This increase is mainly due to the continued development of the motor business. Legal, professional and audit fees increased from $422,000 in the nine months ended September 30, 2008 to $1,131,000 for the same period of 2009. The increase was mainly due to the professional fees incurred for US SEC reporting and compliance obligations.

OTHER INCOME, NET

Other income for the nine months ended September 30, 2009 decreased to approximately $182,000 compared to approximately $921,000 for the same period of 2008, a total decrease of $739,000. The decrease was primarily due to the decreased other operating income and the increased interest expenses and other finance costs. The other operating income is comprised of interest and rental recharge to affiliates and forfeitures of sales deposits.  Interest expenses and other finance costs increased from approximately $411,000 for the nine months ended September 30, 2008 to approximately $624,000 for the same period of 2009. The funds from which our increased interest expenses were incurred were used for working capital purposes.

Three Months Ended September 30

Results of operations - comparison of three months ended September 30, 2009 to three months ended September 30, 2008:

SALES
	Three months ended September 30, 2009		Three months ended September 30, 2008
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$22,584,000	74.9%	$26,677,000	80.0%
Used vehicles	$4,807,000	16.0%	$4,644,000	13.9%
Parts and services and others	$2,442,000	8.1%	$1,778,000	5.4%
Fashion Apparel	$299,000	1.0%	$263,000	0.7%
Total	$30,132,000	100%	$33,362,000	100%

Sales mainly consist of sales of new and used vehicles, sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Total sales for the three months ended September 30, 2009 decreased by approximately $3,230,000 or 9.7% to approximately $30,132,000, compared with approximately $33,362,000 for the same period of 2008.

New vehicles sales decreased approximately $4,093,000 or 15.3% from the third quarter of 2008 to the same period of 2009, while the quantity of new vehicles sold decreased 11.8% for the same period.  The used vehicles sales increased approximately $163,000 or 3.5% from the third quarter of 2008 to the same period of 2009, while the quantity of used vehicles sold increased by 17.4% for the same period.  The increase in sales of used vehicles and fashion apparel as well as parts and service sales was partially offset by the decrease in sale of new vehicles, which reflected a challenging automotive retail market impacted by the unfavorable global economic conditions..

 COST OF SALES

Cost of sales for the three months ended September 30, 2009 decreased to $26,979,000 from $28,056,000 for the three months ended September 30, 2008; the $1,077,000 or 3.8% decrease was consistent with the decrease in Company’s revenues during the same period.

  GROSS PROFIT

            Gross profit margin for the three months ended September 30, 2009 decreased by 5.4% from 15.9% for the same period of 2008, to 10.5% for the current period of 2009, and the gross profit decreased by $2,152,000 to $3,154,000 for the three months ended September 30, 2009.  This decrease was mainly caused by the new and used vehicles trading segment that was negatively impacted by an overall competitive retail environment. Certain used vehicles were sold with a special discount in order to encourage the sales.

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

            S,G&A for the three months ended September 30, 2009 were approximately $5,517,000, compared to approximately $4,302,000 for the same period of 2008. The approximate $1,215,000 increase in S,G&A expenses was primarily due to increased rental expenses, depreciation expenses, legal, professional and audit fees.

Our rent, rate, building management fees and depreciation expenses increased from approximately $1,134,000 for the three months ended September 30, 2008 to $1,516,000 for the same period of 2009, the increase in such fees were mainly due to development of the motor business. Legal, professional and audit fees increased from $184,000 in the three months ended September 30, 2008 to $316,000 for the same period of 2009. The increase was mainly due to the professional fees incurred for US SEC reporting and compliance obligations.

 OTHER INCOME (EXPENSES), NET

            Other expenses for the three months ended September 30, 2009 decreased to approximately $183,000 compared to other income of approximately $176,000 for the same period of 2008, a total decrease of $360,000. The decrease was primarily due to the decreased other operating income and the increased interest expenses and other finance costs. The other operating income is comprised of interest and rental recharge to affiliates and forfeitures of sales deposits.  Interest expenses and other finance costs increased from approximately $151,000 for the third quarter of 2008 to approximately $219,000 for the same period of 2009. The funds from which our increased interest expenses were incurred were used for working capital purposes.

 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOWS FROM OPERATING ACTIVITIES

            Our operations utilized cash resources of approximately $96,000 for the nine months ended September 30, 2009, compared to generating cash resources of approximately $2,083,000 for the nine months ended September 30, 2008, primarily as a net result of the following:


For the nine months ended September 30, 2009, cash flow provided by sales net of operating expenses decreased by approximately $7,568,000 to cash outflow of $4,724,000. The decrease was primarily as a result of the decrease in gross profit.


For the nine months ended September 30, 2009, account receivables decreased by approximately $10,295,000, primarily due to the collection of account receivables relating to the sales recognized in the last three quarters and a decrease in orders for new and used automobiles.


For the nine months ended September 30, 2009, our inventory increased by approximately $7,992,000, which was caused by overall unfavorable economic conditions, including a decline in consumer confidence.


For the nine months ended September 30, 2009, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash inflow from operations of approximately $4,629,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2009, we expended net cash of approximately $2,763,000 in investing activities mainly for the acquisition of property and equipment to support the development of the motor business. For the nine months ended September 30, 2008, we utilized approximately $247,000 in investing activities, mainly for acquisition of property and equipment.  The increase in the acquisition of property and equipment was due to the inauguration of our second 3S (Sales, Service and Spare Parts) Centre in the third quarter of 2009.

 CASH FLOWS FROM FINANCING ACTIVITIES

            During the nine months ended September 30, 2009, we repaid approximately $415,000 of our obligations owed on outstanding debt as compared to approximately $547,000 for the nine months ended September 30, 2008.

            For the nine months ended September 30, 2009, we received approximately $773,000 in net advances from affiliates. For the nine months ended September 30, 2008, we received approximately $810,000 in net advances from affiliates. The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portions depending on the nature of the advances.

 WORKING CAPITAL REQUIREMENTS

            Current assets exceeded current liabilities at September 30, 2009 by approximately $2,958,000, a decrease of $6,457,000 from December 31, 2008. The ratio of our current assets to our current liabilities was 1.07 to 1 at September 30, 2009 compared to 1.21 to 1 at December 31, 2008. At September 30, 2009, our current assets of approximately $48,407,000 included approximately $20,632,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $45,449,000 included non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $23,864,000.

  SEASONALITY

            Our business is modestly seasonal.  Our operations generally experience higher volumes of vehicle sales in the fourth quarter of each year due in part to manufacturers’ production and delivery patterns.

 EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

                        We have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade receivable and payables, bills payable, other current assets, other current liabilities, and bank borrowings.  We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward and option contracts when feasible.

 While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars.  If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the nine months ended September 30, 2009 was not material to us.

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

Item 4T.   Controls and Procedures

 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            The Company’s management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009.  Disclosure controls and procedures refer to controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

            Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

            There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to the Company’s Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2009.

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

On May 5, 2009, the Company filed its Second Amended Complaint in the Federal Court Action (the “SAC”).  On September 25, 2009, the court issued its ruling on a motion to dismiss the SAC filed by some of the defendants named in the SAC.  Following that ruling, the court found that the SAC sufficiently stated claims for breach of contract, fraud, conversion and breach of fiduciary duty.

Certain defendants in the Federal Court Action filed their First Amended Answer to the SAC on August 17, 2009 (the “First Amended Answer”).  Of those defendants, Federico G. Cabo, Fred De Luca and Global Premium Brands Co., Inc. a Nevada corporation, asserted a First Amended Counterclaim against the Company, and others, for slander of title, conversion, promissory estoppels and fraud relating to the Disputed Shares.  Federico G. Cabo, Fred De Luca and Robert G. Pautsch also asserted Crossclaims against certain other parties (that did not include the Company).  The Company is scheduled to answer the First Amended Counterclaim on or before November 9, 2009.

In addition, as more fully discussed in Note 8 to the Company’s Consolidated Financial Statements (Unaudited) as of September 30, 2009, the Company has determined that the Company has never been authorized to issue any shares of any class or series of preferred stock, including the Disputed Preferred Shares.  As a result, in addition to its other claims against HEL and the defendants, the Company asserted in the SAC that all of the Disputed Shares are void and subject to cancellation.

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

Item 5. Other Information.

During the three months ended September 30, 2009, there have been no matters required to be disclosed in a report on Form 8-K but not reported, and no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2007.

10.1	Supplemental Deed dated June 24, 2009, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 15D-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15D-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

Date: November 13, 2009	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: November 13, 2009	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

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

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2007.

10.1	Supplemental Deed dated June 24, 2009, incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 15D-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15D-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.