Form 10-K/A
period 2008-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-17
CIK 1309346

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
(Exact name of registrant as specified in it charter)

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐      Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, was $,6,693,311 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2009, 23,323,860 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

On April 20, 2010, our management initially concluded that our consolidated audited financial statements for the years ended December 31, 2008, 2007 and 2006 and our consolidated unaudited interim financial statements for the periods ended March 31, 2006 through September 30, 2009 needed to be restated and should not be relied upon.  Upon further analysis, on May 14, 2010, our management concluded that reliance on our unaudited interim financial statements for the period ended March 31, 2006 should not be withdrawn and that no restatements should be made to our unaudited interim financial statements for the period ended March 31, 2006.  However, our management concluded that certain Notes to our unaudited interim financial statements included in the quarterly report on Form 10-QSB for the period ended March 31, 2006 needed to be amended.  In addition, our management concluded that certain Notes to our audited financial statements included in the annual report on Form 10-KSB for our former fiscal year ended June 30, 2006 also needed to be amended.

This Form 10-K/A to our 2008 Form 10-K is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated audited financial statements as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006.

In addition, we will file Reports on Form 10-K/A for prior periods to amend and restate our consolidated audited financial statements for the annual periods in fiscal years ended December 31, 2007 and 2006 and Reports on Form 10-Q/A to amend and restate our consolidated unaudited financial statements for the quarterly periods ended September 30, 2006 through September 30, 2009.  We will also file a Report on Form 10-K/A to amend certain Notes to our audited financial statements for the annual period in our former fiscal year ended June 30, 2006 and a Report on Form 10-Q/A to amend certain Notes to our unaudited interim financial statements for the quarterly period ended March 31, 2006.

The common stock numbers in this Explanatory Note give effect to a one-for-five reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.005 per share, effective on December 7, 2007.

Background

In September 2006, we closed the transactions contemplated by that certain Share Exchange Agreement, dated July 15, 2006, by and among us, Fred De Luca, Corich Enterprises, Inc., a British Virgin Islands corporation, Herbert Adamczyk and Technorient Limited, a Hong Kong corporation (the “Share Exchange Agreement”).  Pursuant to the terms of the Share Exchange Agreement, we issued an aggregate of 972,728 shares (the “Exchange Shares”) of Series A Convertible Preferred Stock in exchange for shares of the capital stock of Technorient.

In connection with the Share Exchange Agreement and prior to its closing, we entered into a consulting agreement dated July 15, 2006 with Happy Emerald Ltd. (“HEL”) pursuant to which we issued to HEL 561,245 shares (the “HEL Shares”) of Series A Convertible Preferred Stock in exchange for certain future services to be performed by HEL after the closing of the Share Exchange Agreement.

In January 2007, we authorized the delivery of 65,454 shares (the “Bern Noble Shares”) of the HEL Shares to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered by Bern Noble to us in connection with the Share Exchange Agreement.  In March 2007, Bern Noble converted the Bern Noble Shares into 1,210,631 shares of common stock.

The following actions were also taken:

•
on April 7, 2006, prior management filed an amendment to our Articles of Incorporation purporting to create a class of 100,000,000 shares of “blank check” preferred stock (the “Preferred Stock Amendment”);

i

•
on August 16, 2006, prior management filed an amendment to our Articles of Incorporation purporting to designate 2,000,000 shares of the “blank check” preferred stock as “Series A Convertible Preferred Stock” (the “Certificate of Designation”); and

•
on December 18, 2006, we filed an amendment to our Articles of Incorporation purporting to increase the number of shares of authorized common stock from 100,000,000 shares to 400,000,000 shares (the “Common Stock Amendment”).

On December 19, 2008, we filed an action in the United States District Court for the Central District of California (the “Federal Court Action”), for fraud, breach of fiduciary duty, breach of contract and conversion against HEL, certain members of our prior management, including Fred De Luca, Charles Miseroy, Robert G. Pautsch and Federico Cabo, and certain other defendants.  In the Federal Court Action, we alleged that:

•	HEL had never performed any services under the consulting agreement; and

•
the defendants, including the members of prior management, had (1) fraudulently obtained certificates for 495,596 shares of the Series A Convertible Preferred Stock, (2) improperly attempted to transfer the shares among themselves and their affiliates, (3) improperly converted 247,798 of the shares into 4,569,619 shares of common stock, and (4) sought to have the restrictive legend removed from the resulting shares of common stock.

During the pendency of the Federal Court Action, our legal advisors discovered that the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment had not been properly authorized.  Specifically:

•
each of the Preferred Stock Amendment and the Common Stock Amendment was approved only by the written consent of a majority of our then-stockholders, whereas our By-Laws required such written consent to be approved unanimously; and

•
at the time of the filing of the Certificate of Designation with the Nevada Secretary of State, the Articles of Incorporation did not authorize the Board of Directors to designate the rights, preferences and privileges of any “blank check” preferred stock.

We were advised that the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment were invalid and of no force and effect.  Further, we were advised that the Company was never authorized to issue any shares of any class or series of preferred stock, including the Exchange Shares, the Bern Noble Shares and the HEL Shares, and that any shares of common stock underlying such shares would also not have been authorized.  In addition, we were advised that the Company was never authorized to issue any shares of common stock in excess of 100,000,000 shares.

Upon learning of the invalidity of the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment:

•
current management took action to correct any potential defect in the transactions contemplated to acquire the shares of Technorient under the Share Exchange Agreement.  On May 5, 2009, we entered into a reformation (“Reformation”) of the Share Exchange Agreement pursuant to which the parties agreed that the 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the Exchange Shares were agreed to have been issued in lieu of the Exchange Shares themselves.  Pursuant to the Reformation, the parties agreed that an aggregate of 14,400,000 shares of our common stock (on a post-Reverse Stock Split basis) were deemed to have been issued on the closing date of the Share Exchange Agreement, and that upon the effectiveness of and giving effect to the Reverse Stock Split on December 7, 2007, an aggregate of an additional 3,537,977 shares of common stock were deemed to have been issued; and

•
we amended our complaint in the Federal Court Action to allege that all of the disputed shares (the HEL Shares and, derivatively, the Bern Noble Shares), were void and subject to cancellation.  Because of the uncertainty of the outcome of the Federal Court Action, however, we determined not to make any changes with respect to such shares on our financial statements until the pending litigation was finally resolved through a judgment in or settlement of the Federal Court Action.

On March 1, 2010, we settled the Federal Court Action.  Under the terms of the settlement, the defendants agreed to return to us for cancellation all of the disputed shares, including 247,798 shares of the Series A Convertible Preferred Stock and 4,569,619 shares of common stock.

Further, in connection with the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock that had originally been derived from the HEL Shares.  We also agreed to replace the Bern Noble Shares with an equal number of new shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Share Exchange Agreement.  We agreed to deliver the replacement shares in nine monthly installments.

Restatements

We have restated certain items on our consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity and comprehensive income (loss), based on the following:

•	our determination that we were never authorized to issue any shares of any class or series of preferred stock, including the Exchange Shares, the Bern Noble Shares and the HEL Shares;

•
our determination that the Preferred Stock Amendment, the Certificate of Designation designating the Series A Convertible Preferred Stock and the Common Stock Amendment were invalid and of no force and effect;

•	the issuance of shares of common stock in connection with the Reformation;

•	the cancellation and reissuance of the shares of common stock converted from the Bern Noble Shares (including the recognition of the receipt of the services performed by Bern Noble in 2006); and

•	the settlement of the Federal Court Action.

The following describes the restatements to our consolidated financial statements included in this Form 10-K/A:

•
on our consolidated balance sheets, at December 31, 2008 and 2007, prepayments decreased by $1,468,930 to reflect the unauthorized issuance of the preferred stock in connection with the Federal Court Action.  Accordingly, at December 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders’ equity decreased to $1,468,930.  At December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders’ equity decreased by $1,468,930.  Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2008 and 2007;

•
on our consolidated statement of operations, for the year ended December 31, 2008, basic and diluted loss per share increased by $0.0013, for the years ended December 31, 2007 and 2006, basic earnings per share decreased by $0.0007 and $0.3011, respectively, and for the years ended December 31, 2007 and 2006, diluted earnings per share increased by $0.0126 and $0.0100, respectively.  In addition, for the year ended December 31, 2008, the basic and diluted weighted average number of outstanding shares decreased by 4,741,131, for the years ended December 31, 2007 and 2006, the basic weighted average number of outstanding shares increased by 329,306 and 17,860,874, respectively, and for the years ended December 31, 2007 and 2006, the diluted weighted average number of outstanding shares decreased by 8,809,926 and 10,426,969, respectively;

•
on our consolidated statement of stockholders’ equity, at December 31, 2008, 2007 and 2006, the number of issued and outstanding shares of preferred stock decreased to none from 247,798, 495,791 and 1,533,973, respectively.  In addition, at December 31, 2008 and 2007, the number of issued and outstanding shares of common stock decreased to 23,323,860 by 5,780,250 and 1,210,631, respectively, and at December 31, 2006, the number of issued and outstanding shares of common stock increased to 19,785,836 by 14,400,000; and

•
on our consolidated statement of cash flows, for the year ended December 31, 2006, as supplemental disclosure for a non-cash item, preferred stock issued for consulting services to be rendered was reduced to none from $1,468,930. The restatements had no impact on the Company's cash or cash flows.

Scope of This Form 10-K/A

This Form 10-K/A sets forth the 2008 Form 10-K in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Description of Business, under the heading “Company Overview and History;”

•	Part I, Item 1A. Risk Factors, under the headings “Other Business Operating Risks,” “Risks Related to Our Stock” and “Risks Related to the Restatements;”

•	Part I, Item 3. Legal Proceedings;

•	Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, under the heading “Stockholders;”

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements” and “Working Capital Requirements;”

•	Part II, Item 8. Financial Statements and Supplementary Data;

•	Part II, Item 9A(T). Controls and Procedures;

•
Part III, Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers of the Registrant, under the headings “Involvement in Certain Legal Proceedings” and “Board of Directors;”

•	Part III, Item 11. Executive Compensation, under the heading “Director Compensation;”

•	Part III, Item 13. Certain Relationships and Related Transactions and Director Independence; and

•
Part IV, Item 15. Exhibits and Financial Statements Schedules (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the 2008 Form 10-K.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2008 Form 10-K.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-K/A does not describe events occurring after the 2008 Form 10-K (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2008 Form 10-K.  Accordingly, this Form 10-K/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2008 Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K for China Premium Lifestyle Enterprise, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words or phrases “would be, “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “plan,” “intend,” “estimate” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties include:  (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources;” and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China.  Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2009 fiscal year, which runs from January 1, 2009 to December 31, 2009.

As used in this Form 10-K, unless the context requires otherwise, “we,” or “us” or “OTCBB: CPLY” or the “Company” means China Premium Lifestyle Enterprise, Inc. and its subsidiaries, taken together as a whole.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in the Hong Kong Special Administrative Region, the Macau Special Administrative Region and in the People’s Republic of China, (which for the purposes of this report excludes Hong Kong, Macau and Taiwan). Currently, the Company’s main business is its ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”). The business of the subsidiaries of Technorient Limited consists mainly of the importation, distribution, and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. During 2008, through its wholly-owned subsidiary, CPMM (Asia) Limited (f/k/a Leader Mount Limited), a Hong Kong corporation (“CPMM Asia”), the Company implemented its plan to import, distribute and sell premium brand apparel in Hong Kong, Macau, China and Taiwan.

The Company was originally formed in the State of Nevada on April 19, 2004 under its predecessor name, Xact Aid, Inc. (“Xact Aid”).  On April 30, 2004, the Company issued 1,000 shares of its common stock (representing all of its issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (f/k/a QT5, Inc.), a Delaware corporation (“Addison-Davis”), in consideration of Addison-Davis advancing start-up and operating capital.

On November 15, 2004, the Company acquired the Xact Aid line of first aid products for minor injuries from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between the Company and Addison-Davis. The assets acquired were, including all goodwill appurtenant thereto: (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) the Seller’s domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with Xact Aid’s trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, the Company agreed to: (i) repay funds advanced by Addison-Davis for the Company’s operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004; (ii) assume a promissory note issued to Xact Aid Investments; and (iii) issue to Addison-Davis 2,000,000 shares of the Company’s common stock.

From the Company’s inception to May 9, 2005, the date that the Company was spun-off from Addison-Davis, Addison-Davis was the Company’s sole stockholder.  As such, the Company was a wholly-owned subsidiary of Addison-Davis and was included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission (the “SEC”).

On December 22, 2005 the Company entered into a transaction divesting itself of certain assets for which the Company, in management’s opinion, could not attract capital to successfully exploit, in return for the assumption of certain liabilities, a guarantee to pay another significant liability, and all of the common stock of a development stage company. The Company acquired 100% of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation (“Brooke Carlyle”), a development stage company with a business plan to develop an online internet portal containing information on sexually transmitted diseases, which was designed to generate revenue from advertising from pharmaceutical companies. In accordance with the terms of the acquisition, the Company agreed to: (i) sell, assign and transfer to Brooke Carlyle any and all of its rights title and interests in connection with the License Agreement and the Patent Pending Assignment; (ii) sell, assign and transfer the Xact Aid line of first aid products for minor injuries, including all its related rights, titles and inventory; (iii) transfer a rental security deposit receivable in the amount of $225; and (iv) transfer certain notes receivable to Brooke Carlyle in the aggregate amount of $20,000. In consideration, Brooke Carlyle: (i) assumed various liabilities payable by the Company in the aggregate amount of $102,488; (ii) guaranteed payment of the Company’s $950,000 promissory note payable in connection with the Patent Pending Assignment; and (iii) issued to the Company 1,000,000 shares of Brooke Carlyle common stock.

The Company’s management team then determined that it was no longer in the best interests of the Company and its stockholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction that would attract a viable business operation and liquidate its liabilities. As a result of such decisions, on March 3, 2006, the Company entered into a non-binding letter of intent with Technorient for a proposed acquisition of an interest in Technorient via a share exchange by and among the Company, Technorient and Technorient’s shareholders.

On May 4, 2006, in order to satisfy certain provisions in the Share Exchange Agreement described below with Technorient, the Company entered into a Stock Purchase Agreement with Nexgen Biogroup, Inc. (“Nexgen”), for the sale of the 1,000,000 shares of the common stock of Brooke Carlyle held by the Company, which, at that time, represented all or substantially all of the assets of the Company, for $1,000 cash, representing a consideration of $0.001 per share (the par value). In accordance with the terms of the agreement, the Company agreed to: (i) sell, assign and transfer to Nexgen any and all of its rights, title and interests in Brooke Carlyle; and (ii) transfer to Nexgen 1,000,000 shares of Brooke Carlyle common stock.

On June 9, 2006, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Technorient, Fred De Luca, a director of the Company, Corich Enterprises Inc., a British Virgin Islands corporation (“Corich”), and Herbert Adamczyk. Subsequently, on July 15, 2006, the parties entered into an amended share exchange agreement, which agreement replaced in its entirety and superseded the Exchange Agreement (the “Amended Exchange Agreement”). Pursuant to the terms of the Amended Exchange Agreement, the Company agreed to acquire from Corich and Mr. Adamczyk (collectively, the “Sellers”) 49% of the outstanding, fully-diluted capital stock of Technorient in exchange for the Company issuing to the Sellers and Orient Financial Services Ltd. (“OFS”) 972,728 shares of Series A Convertible Preferred Stock (the “Series A Preferred Shares”) (the “Exchange”). The 972,728 Series A Preferred Shares were to be convertible into approximately 89,689,881 shares of common stock (on a pre-Reverse Stock Split basis), which, on an as-converted basis, represented 53.5% of the outstanding common stock of the Company on a fully diluted basis, taking into account the Exchange.

Prior to the Exchange, Federico G. Cabo, one of our directors, owned 3,000,000 shares of common stock, and Mr. De Luca, then our secretary and a director, owned 6,000,000 shares of common stock. Pursuant to the Exchange, the Company cancelled the 9,000,000 shares of common stock owned by Messrs. De Luca and Cabo.

On September 5, 2006, pursuant to the Amended Exchange Agreement and after all of the conditions precedent to closing were satisfied (including the completion of the Company’s sale of all of the capital stock of Brooke Carlyle to Nexgen), Corich and Mr. Adamczyk, as shareholders of Technorient, transferred 49% of the outstanding capital stock of Technorient on a fully diluted basis to the Company in exchange for the 972,728 Series A Preferred Shares. As a result of the Exchange, the Company became a 49% shareholder of Technorient on a fully-diluted basis.

In connection with the Exchange, the Company issued: (i) an aggregate of 972,728 Series A Preferred Shares to the Sellers (in exchange for 49% of the issued and outstanding shares of Technorient) and OFS; (ii) 561,245 Series A Preferred Shares (the “HEL Shares”) to Happy Emerald Limited, a British Virgin Islands company (“HEL”), for consulting services to be provided to Technorient after the Exchange; and (iii) an aggregate of 21,629,337 shares of common stock in connection with certain conversions of outstanding debt. After the closing of the Exchange, the Company’s main business became its 49% ownership interest in Technorient.

As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  As a result, on May 5, 2009, we entered into a reformation (“Reformation”) of the Amended Exchange Agreement pursuant to which the parties agreed that the 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the Series A Preferred Shares issued to Corich and Mr. Adamczyk were agreed to have been issued in lieu of the Series A Preferred Shares themselves.  Pursuant to the Reformation, the parties agreed that an aggregate of 14,400,000 shares of our common stock (on a post-Reverse Stock Split basis) were deemed to have been issued on the closing of the Exchange, and that upon the effectiveness of and giving effect to the Reverse Stock Split, an aggregate of an additional 3,537,977 shares of common stock were deemed to have been issued.  For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

The Company was previously engaged in litigation regarding the HEL Shares (the “Federal Court Action”).  On March 1, 2010, we settled the Federal Court Action.  Under the terms of the settlement, the defendants agreed to return to us for cancellation all of the HEL Shares, including all shares of common stock that were converted therefrom.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and disclosure contained in Part I, Item 3. Legal Proceedings of this Report.

On December 27, 2006, the Company effected a change of the Company’s name from “Xact Aid, Inc.” to “China Premium Lifestyle Enterprise, Inc.”  The Company name change and its new trading symbol (OTCBB: CPMM) became effective on the OTC Bulletin Board on December 28, 2006.

In March 2007, the Company entered into an agreement with Falber Confezioni, S.R.L. to become the sole importer and distributor of John Richmond, Richmond X and Richmond Denim clothing for men and women in Hong Kong, Macau, Taiwan and in China commencing in the Spring/Summer season of 2008 and ending in the Fall/Winter season of 2012.

On April 3, 2007, the Company established CPMM Asia as a wholly owned subsidiary. CPMM Asia is principally engaged in the distribution of luxury brand apparel.

On July 10, 2007, the Company entered into a Non-binding Letter of Intent with Keyforce (BVI) Limited (“Keyforce (BVI)”), a subsidiary of Wo Kee Hong (Holdings) Limited of Hong Kong, to begin negotiations to acquire from Keyforce (BVI) its luxury yacht distribution business. Wo Kee Hong (Holdings) Limited of Hong Kong wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc., one of the Company’s largest stockholders. Keyforce (BVI) is the sole shareholder of Keyforce Holdings Limited (“Keyforce Holdings”) and Noble Brand Investments Limited (“Noble Brand”). Keyforce Holdings is engaged in the distribution of luxurious Italian “Ferretti” motor yachts in China while Noble Brand distributes Taiwanese produced “Horizon” motor yachts in China, Hong Kong and Macau. The letter of intent expired on January 9, 2008. As of March 30, 2009, no binding agreements had been entered into, but discussions remain ongoing.

On December 7, 2007, the Company effected a reverse stock split pursuant to which each five outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005, and the total number of shares of our common stock outstanding was reduced from 98,929,180 shares to 19,785,836 shares (the “Reverse Stock Split”). No change was made in the number of the Company’s authorized shares. No scrip or fractional share certificates were issued in connection with the Reverse Stock Split. Stockholders received a number of shares of new common stock rounded up to the nearest whole number in lieu of fractional interests resulting from the Reverse Stock Split. Following the Reverse Stock Split, the Company’s common shares began trading under a new ticker symbol (OTCBB: CPLY).  Each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged after the Reverse Stock Split, except for minor changes and adjustments resulting from rounding of fractional interests. The rights and privileges of the holders of common stock were substantially unaffected by the Reverse Stock Split.

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

In new and used vehicle sales, our operations compete primarily with other franchised dealerships of luxury vehicles in their regions. We rely on advertising and merchandising, sales expertise, service reputation, strong brand names and location of our operations to sell new vehicles. See “Risk Factors — OTHER BUSINESS OPERATING RISKS — Substantial competition in automobile sales may adversely affect our profitability due to our need to lower prices to sustain sales and profitability.”

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

Our principle executive office is located at 10/F, Wo Kee Hong Building 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. Our website is  http://www.chinapremiumlifestyle.com, our phone number is (852) 2954-2469 and our email address is jasona@chinapremiumlifestyle.com.

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

Our success depends on the overall success of the line of vehicles that each of our operations sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. In 2008, sales of new Ferrari and Maserati accounted for 52% and 29%, respectively, of Technorient’s total revenues. A significant decline in the sale of new vehicles produced by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could have a material adverse affect on our results of operations, financial condition or cash flows. Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us. In particular, labor strikes at a manufacturer or supplier that continues for a substantial period of time could have a material adverse affect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and could in the future lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may have a material adverse affect on our results of operations, financial condition or cash flows.

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

We are currently involved in a legal proceeding and the outcome is uncertain.

From time to time, we are subject to claims and legal proceedings arising out of our business. As discussed in Part I, Item 1. Description of Business, of this Report, the Company was previously engaged in litigation regarding the HEL Shares (defined therein as the “Federal Court Action”).  On March 1, 2010, we settled the Federal Court Action.  Under the terms of the settlement, the defendants agreed to return to us for cancellation all of the HEL Shares, including all shares of common stock that were converted therefrom.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and disclosure contained in Part I, Item 3. Legal Proceedings of this Report.

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

We have the ability to issue additional shares of our common stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorize the Board of Directors to issue up to 100,000,000 shares of common stock. The power of the Board of Directors to issue shares of common stock, warrants or options to purchase shares of common stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock may have the effect of diluting your investment.

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

RISKS RELATED TO THE RESTATEMENTS

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

We have restated certain items on our consolidated balance sheets, our consolidated statement of operations, our consolidated statement of stockholders’ equity and our consolidated statement of cash flows included in this Report.  For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 22 of the Notes to the consolidated financial statements included in this Report.  As a result of the restatements, we may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including: we may be subject to potential civil litigation, including stockholder class action lawsuits and derivative claims made on behalf of us, and regulatory proceedings or actions, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

We identified material weaknesses in our internal control over financial reporting and concluded that such controls were not effective.  If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.  We can provide no assurance that we will at all times in the future be able to report that our internal control is effective.

Because we have reporting obligations under the Exchange Act, we are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting.  A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report a material weakness, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such material weakness.

Based on the restatements to our financial statements referenced above, our management concluded that our system of internal control over financial reporting was not effective as of the three month period ended March 31, 2006 through the nine month period ended September 30, 2009, which resulted in the restatements described in the Explanatory Note at the beginning of this Report and Note 22 of the Notes to the consolidated financial statements included in this Report.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weaknesses in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP.  Specifically, the control deficiencies related to: (i) the invalid adoption of certain purported amendments to our Articles of Incorporation; (ii) the unauthorized issuance by prior management of shares of our capital stock: and (iii) the lack of recognition of the receipt of services from certain third party consultants on our financial statements.

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

The Company asserted in the Federal Court Action that the Defendants acted in concert to fraudulently obtain shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Shares”) and, in some instances, breached their fiduciary duties to the Company relating to their conducts involving the Preferred Shares.  The Company authorized the issuance of the Preferred Shares as consideration for certain future services to be performed by HEL under a July 15, 2006 Consulting Services Agreement.  HEL, however, as alleged in the Federal Court Action, never performed the required services and the Preferred Shares were accordingly never paid for.  The Company believed the Preferred Shares were subject to cancellation.  In the Federal Court Action, the Company alleged that the Defendants improperly obtained certificates for the Preferred Shares, attempted to transfer the Preferred Shares between themselves, and sought to have the restrictive legend removed from a portion of the Preferred Shares.  The Company sought a declaration of the parties’ respective rights regarding the Preferred Shares as well as injunctive relief and damages against the Defendants.

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

Effective March 1, 2010, the Company settled the Federal Court Action.  Under the terms of the settlement: (1) the defendants agreed to return to the Company for cancellation 247,798 shares of preferred stock and 4,569,619 shares of common stock; (2) Mr. De Luca resigned from the Company’s board of directors effective March 1, 2010; (3) the parties executed a mutual release; and (4) the Company dismissed the action with prejudice.

In December 2006, the Company had delivered 65,454 shares of preferred stock to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  In connection with the settlement, Bern Noble agreed to return to us for cancellation certificates representing the 1,210,631 shares of common stock.  We also agreed to replace the shares with an equal number of newly issued shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Share Exchange Agreement.  We agreed to deliver the replacement shares in nine monthly installments.

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

(1)           Reflects common share prices for the period December 8, 2007 to December 31, 2007.

(2)           On December 7, 2007, the Company effected a one-for-five reverse stock split pursuant to which each five (5) outstanding shares of common stock, par value $0.001, were automatically converted into one (1) share of common stock, par value $0.005. Common share prices in this schedule reflect pre-reverse stock-split for the periods up to and including December 7, 2007.

A limited trading market exists for our common stock and there is no assurance that a more significant trading market will develop, or if developed will be sustained.

STOCKHOLDERS

As of March 23, 2009, we had 23,323,860 shares of common stock outstanding. As of March 23, 2009, we had approximately 53 stockholders of record, as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section contains forward-looking statements.  These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur.  Relevant factors, risks and uncertainties include, but are not limited to, those discussed in Item 1. Description of Business, Item 1A.  Risk Factors and elsewhere in this Report.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this Report.  We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.  See Forward-Looking Statements.

RESTATEMENTS

The Company is restating its consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 in this amendment to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 22 of the Notes to the consolidated financial statements included in this Report.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at December 31, 2008 by approximately $7,946,000 an increase of $1,274,000 from December 31, 2007. The ratio of our current assets to our current liabilities was 1.18 to 1 at December 31, 2008 and it was 1.2 to 1 at December 31, 2007. At December 31, 2008, our current assets of approximately $52.7 million included approximately $12.7 million in inventory that was funded by our operating cash flow and trade finance facilities. Our current liabilities of approximately $45 million included customer deposits of approximately $19.9 million.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders.

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

Our borrowings, by pledge of vehicles and certain bank deposits were mainly used to finance the purchase of vehicles. The interest rates are generally based on the bank’s best lending rate in Hong Kong plus a certain percentage. The range of effective interest rate on the borrowings is from 4.25% to 6.25% per annum.

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

For related party transactions, see Part III, Item 13. Certain Relationships and Related Transactions and Director Independence, of this Report.

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

As discussed in Note 22 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 31, 2009, except for the effect of the restatement discussed in Note 22 to the consolidated financial statements, for which the date is May 17, 2010.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31,

	2008	2007
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,827,132	$6,583,566
Restricted cash	4,427,439	1,154,226
Trade receivables, net of provision	11,761,228	10,440,455
Inventory, net	12,670,567	9,162,934
Prepayments	483,952	133,863
Other current assets	6,419,106	2,931,877
Amounts due from affiliates	11,147,103	10,226,161
Total current assets	52,736,527	40,633,082
Property and equipment, net	2,905,927	2,050,850
Goodwill	39,734	39,436
TOTAL ASSETS	$55,682,188	$42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,935,435	$5,274,838
Obligations under finance lease – current portion	-	110,996
Bills payable	1,333,502	2,659,191
Trade payables	3,795,196	1,063,265
Deposits received	19,887,368	16,306,698
Other current liabilities	7,405,454	7,088,429
Amounts due to affiliates	2,433,340	1,457,134
TOTAL LIABILITIES	44,790,295	33,960,551

Minority interests	7,104,333	4,918,636

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 23,323,860 shares at December 31, 2008; (23,323,860 shares at December 31, 2007)	116,619	116,619
Additional paid-in-capital	4,119,108	4,119,108
Accumulated other comprehensive income	247,279	118,892
Accumulated deficit	(695,446)	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	3,787,560	3,844,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,682,188	$42,723,368

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2008 (Restated)	2007 (Restated)	2006 (Restated)
Sales:
New and used vehicles	$115,351,403	$99,968,991	$65,625,911
Parts and services and others	7,297,701	6,534,311	5,908,679
Fashion apparel and accessories	930,411	9,169	-
Net sales	123,579,515	106,512,471	71,534,590

Cost of sales:
New and used vehicles	(100,359,636)	(87,694,346)	(56,865,472)
Parts and services and others	(1,715,857)	(2,071,029)	(2,095,726)
Fashion apparel and accessories	(581,167)	(3,083)	-
Total cost of sales	(102,656,660)	(89,768,458)	(58,961,198)

Gross profit:
New and used vehicles	14,991,767	12,274,645	8,760,439
Parts and services and others	5,581,844	4,463,282	3,812,953
Fashion apparel and accessories	349,244	6,086	-
Total gross profit	20,922,855	16,744,013	12,573,392

Selling, general and administrative expenses	(18,964,700)	(13,788,348)	(10,933,655)

Operating earnings	1,958,155	2,955,665	1,639,737

Other income (expenses)
Interest expenses and other finance costs	(569,473)	(770,521)	(432,774)
Share of result of an associate	-	(149,871)	358,792
Other income	1,566,567	1,178,167	224,489
Loss on disposal of interest in an associate	-	(252,305)	-
Total other income (expenses)	997,094	5,470	150,507

Earnings before minority interests and income taxes	2,955,249	2,961,135	1,790,244

Provision for income taxes	(954,560)	(538,579)	(270,514)

Earnings before minority interests	2,000,689	2,422,556	1,519,730

Minority interests	(2,185,697)	(1,600,294)	(960,666)

Net (loss) earnings	$(185,008)	$822,262	$559,064

(Loss) Earnings per share

Basic	$(0.0079)	$0.0411	$0.0286

Diluted	$(0.0079)	$0.0411	$0.0286

Weighted average number of shares outstanding

Basic	23,323,860	20,019,112	19,556,788

Diluted	23,323,860	20,019,112	19,556,788

The accompanying notes are an integral part of these consolidated financial statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	equity	income (loss)

Balance at December 31, 2005	-	$-	92,337	$5,919,064	$2,440,633	$(3,860,743)	$46,176	$4,545,130
Effect of corporate reorganization:
Recapitalization	-	-	5,153,499	(5,892,803)	(963,191)	1,968,979	-	(4,887,015)
Issuance of common stocks in share relation exchange pursuant to a reformation agreement (Restated)	-	-	14,400,000	72,000	2,485,024	-	-	2,557,024
Issuance of common stock pursuant to a consulting agreement	-	-	140,000	700	174,300	-	-	175,000
Net earnings	-	-	-	-	-	559,064	-	559,064	$559,064
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	5,331	5,331	5,331

Balance at December 31, 2006 (Restated)	-	-	19,785,836	98,961	4,136,766	(1,332,700)	51,507	2,954,534	$564,395
Issuance of common stocks in share relation exchange pursuant to a reformation agreement (Restated)	-	-	3,537,977	17,690	(17,690)	-	-	-
Rounding adjustment	-	-	47	(32)	32	-	-	-
Net earnings	-	-	-	-	-	822,262	-	822,262	$822,262
Other comprehensive income:
Other comprehensive income released upon disposal of interest in an associate	-	-	-	-	-	-	(137,510)	(137,510)	(137,510)
Translation adjustments	-	-	-	-	-	-	204,895	204,895	204,895

Balance at December 31, 2007 (Restated)	-	-	23,323,860	116,619	4,119,108	(510,438)	118,892	3,844,181	$889,647
Net loss	-	-	-	-	-	(185,008)	-	(185,008)	$(185,008)
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	128,387	128,387	128,387

Balance at December 31, 2008 (Restated)	-	$-	23,323,860	$116,619	$4,119,108	$(695,446)	$247,279	$3,787,560	$(56,621)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
			(Restated)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1.  BACKGROUND AND BASIS OF PRESENTATION

Background

China Premium Lifestyle Enterprise, Inc. was formed in the State of Nevada on April 19, 2004.

On September 5, 2006 and the Reformation Agreement, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation, (“Technorient”) through a reverse merger, with the result that the shareholders of Technorient became the beneficial owners of approximately 49% of our stock. The transaction was completed pursuant to a Share Exchange Agreement and was determined through arms-length negotiations between the Company and Technorient.  On May 5, 2009, the Company entered into a Reformation Agreement with certain of the parties to the Share Exchange Agreement.

The share exchange resulted in a change of control whereby the Company issued (i) an aggregate of 89,689,881 common shares in exchange for 49% of the issued and outstanding shares of Technorient and (ii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. The 89,689,881 shares were issued in two tranches pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement between the Company and Technorient: (i) 72,000,000 shares were issued at closing of the share exchange on September 5, 2006, and (ii) an additional 3,537,977 shares were issued on December 7, 2007 upon the effectiveness of and giving effect to the Company’s one-for-five reverse stock split (which shares would have been equal to 17,689,881 shares on a pre-reverse split basis).

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

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated.  The accompanying consolidated financial statements have been restated as described in Note 22.

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

NOTE 5.  EARNINGS PER SHARE

The computation of basic and diluted (loss) earnings per share is as follows for the years ended December 31:

	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Numerator:
Net (loss) earnings	$(185,008)	$822,262	$559,064

Denominator:
Weighted average common stock and dilutive potential common stock	23,323,860	20,019,112	19,556,788

Basic net (loss) earnings per share	$(0.0079)	$0.0411	$0.0286

Diluted net (loss) earnings per share	$(0.0079)	$0.0411	$0.0286

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

NOTE 15. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2008, is 100,000,000 shares of common stock, par value $0.005. At December 31, 2008, 23,323,860 shares of common stock were issued and outstanding.

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

The following is the movement of common stock for the period from September 5, 2006 to December 31, 2006:

-
On September 5, 2006, the Company issued an aggregate of 14,400,000 shares of its common stock in connection with the acquisition of 49% of the issued and outstanding shares of Technorient. The issuance of common stock was in pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement between the Company and Technorient.

-
On November 15, 2006, the Company issued 140,000 shares of its common stock to Withrow as compensation for consultancy services received in the amount of $175,000. The common stock issued was pursuant to a consulting agreement between the Company and Withrow.

The following is the movement of common stock during the year 2007:

-
On December 7, 2007, the Company effected a reverse stock split pursuant to which each five outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005, and the total number of shares of our common stock outstanding was reduced from 98,929,180 shares to 19,785,836 (the “Reverse Stock Split”). No change was made in the number of the Company’s authorized shares. No script or fractional share certificates were issued in connection with the Reverse Stock Split. Stockholders received a number of shares of new common stock rounded up to the nearest whole number in lieu of fractional interests resulting from the Reverse Stock Split. All of the share number, share prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split. Each stockholder’s percentage ownership interest in the Company and proportional voting power remains unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding of fractional interests. The rights and privileges of the holders of common stock are substantially unaffected by the Reverse Stock Split.

-
During the year ended December 31, 2007, the Company issued an aggregate of 3,537,977 shares of its common stock in connection with the acquisition of 49% of the issued and outstanding shares of Technorient. The issuance of common stock was in pursuant to the terms and conditions of Share Exchange Agreement and the Reformation Agreement between the Company and Technorient.

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

Information by industry segment is set forth below for the years ended December 31:

2008	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$122,649,104	$930,411	$-	$-	$123,579,515
Inter-segment sales	2,441	-	-	(2,441)	-
Net sales	122,651,545	$930,411	-	(2,441)	123,579,515

Results
Operating earnings	4,479,778	(1,209,140)	(1,312,483)		1,958,155

Interest revenue	101,779	12,650	-		114,429

Interest expense	(554,747)	(14,726)	-		(569,473)

Other income					1,452,138

Earnings before minority interests and income taxes					2,955,249

Provision for income tax	(954,560)	-	-		(954,560)

Earnings before minority interests					2,000,689

Minority interests					(2,185,697)

Net loss					(185,008)

2007	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$106,503,302	$9,169	$-	$-	$106,512,471
Inter-segment sales	-	-	-	-	-
Net sales	106,503,302	$9,169	-	-	106,512,471

Results
Operating earnings	3,883,557	(174,508)	(753,384)		2,955,665

Interest revenue	28,248	-	-		28,248

Interest expense	(770,243)	(278)	-		(770,521)

Other income					1,149,919

Loss on disposal of interest in an associate					(252,305)

Share of result of an associate					(149,871)

Earnings before minority interests and income taxes					2,961,135

Provision for income tax	(538,579)	-	-		(538,579)

Earnings before minority interests					2,422,556

Minority interests					(1,600,294)

Net earnings					822,262

2006	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$71,534,590	$-	$-	$-	$71,534,590
Inter-segment sales	946	-	-	(946)	-
Net sales	71,535,536	$-	-	(946)	71,534,590

Results
Operating earnings	2,026,610	-	(386,873)		1,639,737

Interest revenue	3,912	-	-		3,912

Interest expense	(432,651)	-	(123)		(432,774)

Other income					220,577

Loss on disposal of interest in an associate					-

Share of result of an associate					358,792

Earnings before minority interests and income taxes					1,790,244

Provision for income tax	(270,514)	-	-		(270,514)

Earnings before minority interests					1,519,730

Minority interests					(960,666)

Net earnings					559,064

	Vehicles	Fashion Apparel	Corporate	Consolidated
2008
Total assets (Restated)	$53,363,259	$2,318,442	$487	$55,682,188
Depreciation and amortization	761,274	65,448	-	826,722
Net capital expenditures	1,611,026	250,585	-	1,861,611

2007
Total assets (Restated)	$41,584,774	$1,138,072	$522	$42,723,368
Depreciation and amortization	706,813	15,548	-	722,361
Net capital expenditures	340,361	77,634	-	417,995

2006
Total assets (Restated)	$32,697,892	$-	$510	$32,698,402
Depreciation and amortization	568,655	-	-	568,655
Net capital expenditures	890,769	-	-	890,769

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

Effective March 1, 2010, the Company settled the Federal Court Action.  Under the terms of the settlement: (1) the defendants agreed to return to the Company for cancellation 247,798 shares of preferred stock and 4,569,619 shares of common stock; (2) Mr. De Luca resigned from the Company’s board of directors effective March 1, 2010; (3) the parties executed a mutual release; and (4) the Company dismissed the action with prejudice.

In December 2006, the Company had delivered 65,454 shares of preferred stock to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  In connection with the settlement, Bern Noble agreed to return to us for cancellation certificates representing the 1,210,631 shares of common stock.  We also agreed to replace the shares with an equal number of new shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Share Exchange Agreement.  We agreed to deliver the replacement shares in nine monthly installments.

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

NOTE 21. SUBSEQUENT EVENT

Effective February 25, 2009, Mr. Nils A. Ollquist was appointed as a director of the Company.

NOTE 22. RESTATEMENT OF FINANCIAL STATEMENTS

Background

In September 2006, the Company closed the transactions contemplated by that certain Share Exchange Agreement, dated July 15, 2006, among the Company, Fred De Luca, Corich Enterprises, Inc., a British Virgin Islands corporation, Herbert Adamczyk and Technorient Limited, a Hong Kong corporation (the “Share Exchange Agreement”).  Pursuant to the terms of the Share Exchange Agreement, the Company issued an aggregate of 972,728 shares (the “Exchange Shares”) of Series A Convertible Preferred Stock in exchange for shares of the capital stock of Technorient.

In connection with the Share Exchange Agreement and prior to its closing, the Company entered into a consulting agreement dated July 15, 2006 with Happy Emerald Ltd. (“HEL”) pursuant to which the Company issued to HEL 561,245 shares (the “HEL Shares”) of Series A Convertible Preferred Stock in exchange for certain future services to be performed by HEL after the closing of the Share Exchange Agreement.

In January 2007, the Company authorized the delivery of 65,454 shares (the “Bern Noble Shares”) of the HEL Shares to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered by Bern Noble to the Company in connection with the Share Exchange Agreement.  In March 2007, Bern Noble converted the Bern Noble Shares into 1,210,631 shares of common stock.

The following actions were also taken:

•	on April 7, 2006, prior management filed an amendment to the Articles of Incorporation purporting to create a class of “blank check” preferred stock (the “Preferred Stock Amendment”);

•
on August 16, 2006, prior management filed an amendment to the Articles of Incorporation purporting to designate 2,000,000 shares of the “blank check” preferred stock as “Series A Convertible Preferred Stock” (the “Certificate of Designation”); and

•
on December 18, 2006, the Company filed an amendment to the Articles of Incorporation purporting to increase the number of shares of authorized common stock from 100,000,000 shares to 400,000,000 shares (the “Common Stock Amendment”).

On December 19, 2008, the Company filed an action in the United States District Court for the Central District of California (the “Federal Court Action”), for fraud, breach of fiduciary duty, breach of contract and conversion against HEL, certain members of the Company’s prior management, including Fred De Luca, Charles Miseroy, Robert G. Pautsch and Federico Cabo, and certain other defendants.  In the Federal Court Action, the Company alleged that:

•	HEL had never performed any services under the consulting agreement; and

•
the defendants, including the members of prior management, had (1) fraudulently obtained certificates for 495,596 shares of the Series A Convertible Preferred Stock, (2) improperly attempted to transfer the shares among themselves and their affiliates, (3) improperly converted 247,798 of the shares into 4,569,619 shares of common stock, and (4) sought to have the restrictive legend removed from the resulting shares of common stock.

During the pendency of the Federal Court Action, the Company’s legal advisors discovered that the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment had not been properly authorized.  Specifically:

•
each of the Preferred Stock Amendment and the Common Stock Amendment was approved only by the written consent of a majority of the Company’s then-stockholders, whereas the By-Laws required such written consent to be approved unanimously; and

•
at the time of the filing of the Certificate of Designation with the Secretary of State of the State of Nevada, the articles of incorporation did not authorize the Board of Directors to designate the rights, preferences and privileges of any “blank check” preferred stock.

The Company was advised that the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment were invalid and of no force or effect.  Further, the Company was advised that the Company was never authorized to issue any shares of any class or series of preferred stock, including the Exchange Shares, the Bern Noble Shares and the HEL Shares, and that any shares of common stock underlying the shares of preferred stock would also not have been authorized.  In addition, the Company was advised that the Company was never authorized to issue any shares of common stock in excess of 100,000,000 shares.

Upon learning of the invalidity of the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment:

•
current management took action to correct any potential defect in the transactions contemplated to acquire the shares of Technorient under the Share Exchange Agreement.  On May 5, 2009, the Company entered into a reformation (“Reformation”) of the Share Exchange Agreement pursuant to which the parties agreed that the 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the Exchange Shares were agreed to have been issued in lieu of the Exchange Shares themselves.  Pursuant to the Reformation, the parties agreed that an aggregate of 14,400,000 shares of the Company’s common stock were deemed to have been issued on the closing date of the Share Exchange Agreement, and that upon the effectiveness of and giving effect to the Reverse Stock Split on December 7, 2007, an aggregate of an additional 3,537,977 shares of common stock were deemed to have been issued; and

•
the Company amended its complaint in the Federal Court Action to allege that all of the disputed shares (the HEL Shares and, derivatively, the Bern Noble Shares), were void and subject to cancellation.  Because of the uncertainty of the outcome of the Federal Court Action, however, the Company determined not to make any changes with respect to such shares on its financial statements until the pending litigation was finally resolved through a judgment in or settlement of the Federal Court Action.

On March 1, 2010, the Company settled the Federal Court Action.  Under the terms of the settlement, the defendants agreed to return to the Company for cancellation all of the disputed shares, including 247,798 shares of the Series A Convertible Preferred Stock and 4,569,619 shares of common stock.

Further, in connection with the settlement, Bern Noble agreed to return to the Company for cancellation certificates representing the 1,210,631 shares of common stock that had originally been derived from the HEL Shares.  The Company also agreed to replace the Bern Noble Shares with an equal number of new shares of common stock in consideration of services rendered to the Company in 2006 in connection with the closing of the Share Exchange Agreement.   We agreed to deliver replacement shares in nine monthly installments.

Restatements

Certain items on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity and comprehensive income (loss) have been restated, based on the following:

•	the Company’s determination that it was never authorized to issue any shares of any class or series of preferred stock, including the Exchange Shares, the Bern Noble Shares and the HEL Shares;

•
the Company’s determination that the Preferred Stock Amendment, the Certificate of Designation designating the Series A Preferred Stock and the Common Stock Amendment were invalid and of no force and effect;

•	the issuance of shares of common stock in connection with the Reformation;

•	the cancellation and reissuance of the shares of common stock converted from the Bern Noble Shares (including the recognition of the receipt of the services performed by Bern Noble in 2006); and

•	the settlement of the Federal Court Action.

The following describes the restatements to the Company’s consolidated financial statements:

•
On the consolidated balance sheets, at December 31, 2008 and 2007, prepayments decreased by $1,468,930 to reflect the unauthorized issuance of preferred stock in connection with the Federal Court Action.  Accordingly, at December 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. At December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930.  Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2008 and 2007;

•
On the consolidated statement of operations, for the year ended December 31, 2008, basic and diluted loss per share increased by $0.0013, for the years ended December 31, 2007 and 2006, basic earnings per share decreased by $0.0007 and $0.3011, respectively, and for the years ended December 31, 2007 and 2006, diluted earnings per share increased by $0.0126 and $0.0100, respectively.  In addition, for the year ended December 31, 2008, the basic and diluted weighted average number of outstanding shares decreased by 4,741,131, for the years ended December 31, 2007 and 2006, the basic weighted average number of outstanding shares increased by 329,306 and 17,860,874, respectively, and for the years ended December 31, 2007 and 2006, the diluted weighted average number of outstanding shares decreased by 8,809,926 and 10,426,969, respectively.

•
On the consolidated statement of stockholders' equity, at December 31, 2008, 2007 and 2006, the number of issued and outstanding shares of preferred stock decreased to none from 247,798, 495,791 and 1,533,973, respectively. In addition, at December 31, 2008 and 2007, the number of issued and outstanding shares of common stock decreased to 23,323,860 by 5,780,250 and 1,210,631, respectively, and at December 31, 2006, the number of issued and outstanding shares of common stock increased to 19,785,836 by 14,400,000; and

•
On the consolidated statement of cash flows, for the year ended December 31, 2006, as supplemental disclosure for a non-cash item, preferred stock issued for consulting services to be rendered was reduced to none from $1,468,930. The restatements had no impact on the Company's cash or cash flows.

The restated consolidated balance sheets have been restated as follows:

Consolidated Balance Sheets

	As of December 31, 2008
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	5,827,132	-	5,827,132
Restricted cash	4,427,439	-	4,427,439
Trade receivables, net of provision	11,761,228	-	11,761,228
Inventory, net	12,670,567	-	12,670,567
Prepayments	1,952,882	(1,468,930)	483,952
Other current assets	6,419,106	-	6,419,106
Amounts due from affiliates	11,147,103	-	11,147,103
Total current assets	54,205,457	(1,468,930)	52,736,527
Property and equipment, net	2,905,927	-	2,905,927
Goodwill	39,734	-	39,734
TOTAL ASSETS	57,151,118	(1,468,930)	55,682,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	9,935,435	-	9,935,435
Obligations due under finance lease – current portion	-	-	-
Bills payable	1,333,502	-	1,333,502
Trade payables	3,795,196	-	3,795,196
Deposits received	19,887,368	-	19,887,368
Other current liabilities	7,405,454	-	7,405,454
Amounts due to affiliates	2,433,340	-	2,433,340
TOTAL LIABILITIES	44,790,295	-	44,790,295

Minority interests	7,104,333	-	7,104,333

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2008: 247,798 (note 1)	248	(248)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2008: 29,104,110 (note 2)	145,521	(28,902)	116,619
Additional paid-in capital	5,558,888	(1,439,780)	4,119,108
Accumulated other comprehensive income	247,279	-	247,279
Accumulated deficit	(695,446)	-	(695,446)
TOTAL STOCKHOLDERS’ EQUITY	5,256,490	(1,468,930)	3,787,560
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	57,151,118	(1,468,930)	55,682,188

Consolidated Balance Sheets

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	6,583,566	-	6,583,566
Restricted cash	1,154,226	-	1,154,226
Trade receivables, net of provision	10,440,455	-	10,440,455
Inventory, net	9,162,934	-	9,162,934
Prepayments	1,602,793	(1,468,930)	133,863
Other current assets	2,931,877	-	2,931,877
Amounts due from affiliates	10,226,161	-	10,226,161
Total current assets	42,102,012	(1,468,930)	40,633,082
Property and equipment, net	2,050,850	-	2,050,850
Goodwill	39,436	-	39,436
TOTAL ASSETS	44,192,298	(1,468,930)	42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,274.838	-	5,274,838
Obligations due under finance lease – current portion	110,996	-	110,996
Bills payable	2,659,191	-	2,659,191
Trade payables	1,063,265	-	1,063,265
Deposits received	16,306,698	-	16,306,698
Other current liabilities	7,088,429	-	7,088,429
Amounts due to affiliates	1,457,134	-	1,457,134
TOTAL LIABILITIES	33,960,551	-	33,960,551

Minority interests	4,918,636	-	4,918,636

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2007: 495,791 (note 1)	496	(496)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2007: 24,534,491 (note 2)	122,672	(6,053)	116,619
Additional paid-in capital	5,581,489	(1,462,381)	4,119,108
Accumulated other comprehensive income	118,892	-	118,892
Accumulated deficit	(510,438)	-	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	5,313,111	(1,468,930)	3,844,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	44,192,298	(1,468,930)	42,723,368

Note:
1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2008 and 2007.

2.	At December 31, 2008 and 2007, giving effect to the transactions related to the restatements discussed in this Note 22, there were issued and outstanding 23,323,860 shares of common stock.

The restated consolidated statements of operations have been restated as follows:

Consolidated Statement of Operations

	For the year ended December 31, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$115,351,403	$-	$115,351,403
Parts and services and others	7,297,701	-	7,297,701
Fashion apparel and accessories	930,411	-	930,411
Net sales	123,579,515	-	123,579,515

Cost of sales:
New and used vehicles	(100,359,636)	-	(100,359,636)
Parts and services and others	(1,715,857)	-	(1,715,857)
Fashion apparel and accessories	(581,167)	-	(581,167)
Total cost of sales	(102,656,660)	-	(102,656,660)

Gross profit:
New and used vehicles	14,991,767	-	14,991,767
Parts and services and others	5,581,844	-	5,581,844
Fashion apparel and accessories	349,244	-	349,244
Total gross profit	20,922,855	-	20,922,855

Selling, general and administrative expenses	(18,964,700)	-	(18,964,700)

Operating earnings	1,958,155	-	1,958,155

Other income (expenses)
Interest expenses and other finance costs	(569,473)	-	(569,473)
Share of result of an associate	-	-	-
Other income	1,566,567	-	1,566,567
Loss on disposal of interest in an associate	-	-	-
Total other income (expenses)	997,094	-	997,094

Earnings before minority interests and income taxes	2,955,249	-	2,955,249

Provision for income taxes	(954,560)	-	(954,560)

Earnings before minority interests	2,000,689	-	2,000,689

Minority interests	(2,185,697)	-	(2,185,697)

Net (loss) earnings	$(185,008)	$-	$(185,008)

(Loss) Earnings per share

Basic	$(0.0066)	$(0.0013)	$(0.0079)

Diluted	$(0.0066)	$(0.0013)	$(0.0079)

Weighted average number of shares outstanding

Basic	28,064,991	(4,741,131)	23,323,860

Diluted	28,064,991	(4,741,131)	23,323,860

	For the year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$99,968,991	$-	$99,968,991
Parts and services and others	6,534,311	-	6,534,311
Fashion apparel and accessories	9,169	-	9,169
Net sales	106,512,471	-	106,512,471

Cost of sales:
New and used vehicles	(87,694,346)	-	(87,694,346)
Parts and services and others	(2,071,029)	-	(2,071,029)
Fashion apparel and accessories	(3,083)	-	(3,083)
Total cost of sales	(89,768,458)	-	(89,768,458)

Gross profit:
New and used vehicles	12,274,645	-	12,274,645
Parts and services and others	4,463,282	-	4,463,282
Fashion apparel and accessories	6,086	-	6,086
Total gross profit	16,744,013	-	16,744,013

Selling, general and administrative expenses	(13,788,348)	-	(13,788,348)

Operating earnings	2,955,665	-	2,955,665

Other income (expenses)
Interest expenses and other finance costs	(770,521)	-	(770,521)
Share of result of an associate	(149,871)	-	(149,871)
Other income	1,178,167	-	1,178,167
Loss on disposal of interest in an associate	(252,305)	-	(252,305)
Total other income (expenses)	5,470	-	5,470

Earnings before minority interests and income taxes	2,961,135	-	2,961,135

Provision for income taxes	(538,579)	-	(538,579)

Earnings before minority interests	2,422,556	-	2,422,556

Minority interests	(1,600,294)	-	(1,600,294)

Net (loss) earnings	$822,262	$-	$822,262

(Loss) Earnings per share

Basic	$0.0418	$(0.0007)	$0.0411

Diluted	$0.0285	$0.0126	$0.0411

Weighted average number of shares outstanding

Basic	19,689,806	329,306	20,019,112

Diluted	28,829,038	(8,809,926)	20,019,112

	For the year ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$65,625,911	$-	$65,625,911
Parts and services and others	5,908,679	-	5,908,679
Fashion apparel and accessories	-	-	-
Net sales	71,534,590	-	71,534,590

Cost of sales:
New and used vehicles	(56,865,472)	-	(56,865,472)
Parts and services and others	(2,095,726)	-	(2,095,726)
Fashion apparel and accessories	-	-	-
Total cost of sales	(58,961,198)	-	(58,961,198)

Gross profit:
New and used vehicles	8,760,439	-	8,760,439
Parts and services and others	3,812,953	-	3,812,953
Fashion apparel and accessories	-	-	-
Total gross profit	12,573,392	-	12,573,392

Selling, general and administrative expenses	(10,933,655)	-	(10,933,655)

Operating earnings	1,639,737	-	1,639,737

Other income (expenses)
Interest expenses and other finance costs	(432,774)	-	(432,774)
Share of result of an associate	358,792	-	358,792
Other income	224,489	-	224,489
Loss on disposal of interest in an associate	-	-	-
Total other income (expenses)	150,507	-	150,507

Earnings before minority interests and income taxes	1,790,244	-	1,790,244

Provision for income taxes	(270,514)	-	(270,514)

Earnings before minority interests	1,519,730	-	1,519,730

Minority interests	(960,666)	-	(960,666)

Net (loss) earnings	$559,064	$-	$559,064

(Loss) Earnings per share

Basic	$0.3297	$(0.3011)	$0.0286

Diluted	$0.0186	$0.0100	$0.0286

Weighted average number of shares outstanding

Basic	1,695,914	17,860,874	19,556,788

Diluted	29,983,757	(10,426,969)	19,556,788

The restated consolidated statement of stockholders’ equity and comprehensive income have been restated as follows:

	For the year ended December 31, 2008
					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	equity	income (loss)

As Previously Reported	247,798	248	29,104,110	145,521	5,558,888	(695,446)	247,279	5,256,490	(56,621)
Adjustments	(247,798)	(248)	(5,780,250)	(28,902)	(1,439,780)	-	-	(1,468,930)	-

As Restated	-	-	23,323,860	116,619	4,119,108	(695,446)	247,279	3,787,560	$(56,621)

	For the year ended December 31, 2007
					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	equity	income (loss)

As Previously Reported	495,791	496	24,534,491	122,672	5,581,489	(510,438)	118,892	5,313,111	889,647
Adjustments	(495,791)	(496)	(1,210,631)	(6,053)	(1,462,381)	-	-	(1,468,930)	-

As Restated	-	-	23,323,860	116,619	4,119,108	(510,438)	118,892	3,844,181	$889,647

	For the year ended December 31, 2006
					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	equity	income (loss)

As Previously Reported	1,533,973	1,534	5,385,836	26,961	5,676,162	(1,332,700)	51,507	4,423,464	564.395
Adjustments	(1,533,973)	(1,534)	14,400,000	72,000	(1,539,396)	-	-	(1,468,930)	-

As Restated	-	-	19,785,836	98,961	4,136,766	(1,332,700)	51,507	2,954,534	$564,395

The restated consolidated statement of cash flows have been restated as follows:

Consolidated Statement of Cash Flows

	For the year ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net (loss) earnings	$559,064	$-	$559,064
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities
Minority interests	960,666	-	960,666
Depreciation and amortization	568,655	-	568,655
Gain on disposal of property and equipment	-	-	-
Loss on disposal of investment in associate	-	-	-
Provision (written back) for bad debts and bad debts written off	41,016	-	41,016
Provision (written back) for inventory	-	-	-
Equity earnings of an associate	(358,792)	-	(358,792)
Provision for income taxes	270,514	-	270,514
Common stock issued for services received	175,000	-	175,000
Other non-cash items	27,627	-	27,627
Changes in operating assets and liabilities:
Trade receivables	(5,892,474)	-	(5,892,474)
Other current assets	1,997,229	-	1,997,229
Inventory	(1,757,085)	-	(1,757,085)
Trade payables	335,229	-	335,229
Other current liabilities	5,253,962	-	5,253,962
Net cash provided by operating activities	2,180,611	-	2,180,611

Cash flows from investing activities:
Acquisition of additional interest in a subsidiary	-	-	-
Cash acquired upon reverse merger	1,272	-	1,272
Increase in restricted cash	(385,629)	-	(385,629)
Purchases of property, plant and equipment	(890,769)	-	(890,769)
Proceeds from disposal of property and equipment	-	-	-
Proceeds from disposal of interest in an associate	-	-	-
Net cash used in investing activities	(1,275,126)	-	(1,275,126)

Cash flows from financing activities:
Advances to affiliates	(4,455,496)	-	(4,455,496)
Repayments from (advances to) an associate	85,876	-	85,876
Increase (decrease) in short-term borrowings and bills payable	6,487,016	-	6,487,016
Net cash provided by (used in) financing activities	2,117,396	-	2,117,396

(Decrease) increase in cash and cash equivalents	3,022,881	-	3,022,881

Cash and cash equivalents at beginning of the period	452,754	-	452,754

Cash and cash equivalents at end of the period	$3,475,635	$-	$3,475,635

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$432,774	$-	$432,774
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash information:
Preferred stock issued for consulting services to be received	$1,468,930	$(1,468,930)	$-
Common stock issued for consulting services received	$175,000	$-	$175,000

End of consolidated financial statements.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

NOTE: This Item 9A(T). Controls and Procedures has been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal year ended June 30, 2006 and the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, as discussed above in the Explanatory Note at the beginning of this Report and in Note 22 of the Notes to the consolidated financial statements included in this Report.

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-K/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-K/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the year ended December 31, 2008, as outlined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements,” as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by Section 404A of the Sarbanes-Oxley Act of 2002 (“SOX”).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.  Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

During the pendency of the Federal Court Action and preparing for our 2009 year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the period ended March 31, 2006 through the period ended September 30, 2009, which resulted in the restatements described in the Explanatory Note at the beginning of this Report and Note 22 of the Notes to the consolidated financial statements included in this Rerpot.

Our management has identified internal control deficiencies which resulted in the material restatements described above and which, in our management’s judgment, represented a material weakness in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for certain transactions to ensure that such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP.

Specifically, the control deficiencies related to:

•	the invalid adoption of certain purported amendments to our Articles of Incorporation,

•	the unauthorized issuance by prior management of shares of our capital stock, and

•	the lack of recognition of the receipt of services from certain third party consultants on our financial statements.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by us.

In the course of our revised assessment of internal controls over financial reporting, we also re-assessed our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Our management is responsible for establishing and maintaining an adequate system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

We have determined that our material weakness in internal controls over financial reporting was also a weakness in our disclosure controls and procedures, since such weakness related to the disclosure controls which provide us with reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2008.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining an adequate system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

We have determined that our material weakness in internal controls over financial reporting was also a weakness in our disclosure controls and procedures, since such weakness related to the disclosure controls which provide us with reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2008.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

This Form 10-K/A does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Management will continue to evaluate the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures on an ongoing basis, and has taken action and implemented improvements as necessary.

Changes in Internal Controls over Financial Reporting

No changes to our internal control over financial reporting or disclosure controls and procedures were made to rectify the material weakness during the period covered by this Form 10-K/A because such weakness was not known at that time.  However, subsequent to the period, we remediated this weakness by:

•	retaining new advisors to advise us and adopting a policy to consult with such advisors (or other outside experts) regarding complex legal and accounting issues;

•	completing a review and updated risk assessment of all of our financial controls and procedures; and

•	reviewing and instituting controls for each weakness.

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

BUSINESS EXPERIENCE DESCRIPTIONS

The business background descriptions of the executive officers and directors are as follows:

Richard Man Fai Lee is 52 years old and has served as the Company’s Chief Executive Officer and President since 2006.  Mr. Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited, a Hong Kong Stock Exchange listed company, and through Corich Enterprises Inc., the controlling shareholder of Technorient Limited. He is responsible for formulating the overall strategic planning and business development of Wo Kee Hong (Holdings) Limited and its group companies (the “Wo Kee Hong Group”), which include the Company. Mr. Lee has 29 years experience in marketing consumer products. He has a bachelor’s degree and a master’s degree in business administration from the University of Minnesota. In September 2006, Mr. Lee was bestowed the title of “Commander of the Order of the Star of Italian Solidarity” by Hon. Romano Prodi, the Prime Minister of Italy, in recognition of his contribution in advancing Italian business and culture in Hong Kong and China. He was also elected and had served for two consecutive terms as the Chairman of the Radio Association of Hong Kong, the trade association of audio visual business in Hong Kong. He has been with the Wo Kee Hong Group for 25 years.

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

Federico G. Cabo, the Company’s former Chief Executive Officer and a former Director, Charles Miseroy, the Company’s former Chief Financial Officer, Robert G. Pautsch, the Company’s former President and a former Director, and Fred De Luca, the Company’s former Secretary and a former Director, were named as defendants in the Company’s Federal Court Action against HEL et al.  On March 1, 2010, we settled the Federal Court Action.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and disclosure contained in Part I, Item 3. Legal Proceedings, of this Report.

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

Mr. Richard Man Fai Lee has been appointed as the Chairman of the Board of Directors and is also our Chief Executive Officer. In this capacity, he is responsible for meeting with the other executive officers and the Board to review financial and operating results, agendas and minutes of board and committee meetings, and presiding at the meetings of the committees of the Board of Directors. On November 8, 2007, Mr. Federico G. Cabo and Mr. Fred De Luca were re-elected as directors by a unanimous vote of all of the holders of preferred stock. However, as discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  As a result, the Company disputes whether Messrs. Cabo and De Luca were properly elected to the Board of Directors.  Mr. Cabo resigned as a director of the Company on March 27, 2008.   Further, Mr. De Luca resigned as a director of the Company on March 1, 2010, in connection with the settlement of the Federal Court Action.   For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and disclosure contained in Part I, Item 3. Legal Proceedings, of this Report.

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

On November 13, 2008, prior to the Company’s filing of the Federal Court Action against Happy Emerald Limited, et al., the Board of Directors formed a Litigation Committee and appointed Mr. Richard Lee, Mr. Herbert Adamczyk and Mr. Yun Fai Leung to serve as the committee’s members on an indefinite basis. The Litigation Committee was formed for the purpose of assisting and evaluating the Company’s legal rights and interests with respect to the shares of Series A Preferred Stock that were purportedly issued to Happy Emerald Limited, all shares of common stock converted therefrom, and related matters and for making a determination as to whether the Company should file a lawsuit to protect those rights and interests. For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and disclosure contained in Part I, Item 3. Legal Proceedings, of this Report.

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

However, as discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  As a result, the Company disputes whether Messrs. Cabo and De Luca were properly elected to the Board of Directors and has accordingly suspended payments of director fees to Messrs. Cabo and De Luca.

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last three fiscal years. The table only includes compensation information regarding our executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Richard Man Fai Lee,	2008	144,660	-	-	-	-	-	-	144,660
Chief Executive Officer and President (1)	2007	144,000	-	-	-	-	-	-	144,000
	2006	22,000	-	-	-	-	-	-	22,000

Herbert Adamczyk,	2008	96,440	-	-	-	-	-	-	96,440
Chief Operating Officer (2)	2007	96,000	-	-	-	-	-	-	96,000
	2006	14,667	-	-	-	-	-	-	14,667

Joseph Tik Tung Wong,	2008	60,275	-	-	-	-	-	-	60,275
Chief Financial Officer and Treasurer (3)	2007	60,000	-	-	-	-	-	-	60,000
	2006	9,167	-	-	-	-	-	-	9,167

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

All of the above-described Employment Agreements state that the executive officer’s (the “Executive”) employment may be terminated prior to the expiration the agreement’s two year term upon the occurrence of the following: (a) voluntarily termination of the agreement by the Executive giving three (3) months’ notice in writing; (b) the Executive’s death; (c) upon termination of the Executive by the Company for “cause”, which is defined as any of the following: (i) the Executive is convicted of, or pleads nolo contendere to, a felony, (ii) the Executive has committed an act of fraud, bad faith or willful misconduct against the Company that is materially detrimental to the Company, or (iii) the Executive has materially breached any of the terms of this Agreement after written notice has been provided by the Company to the Executive regarding the specific nature of such breach and the Executive fails to cure such breach within thirty (30) days; (d) upon the good faith determination of the Board that the Executive has become so physically or mentally incapacitated or disabled as to be unable to satisfactorily perform his duties hereunder for a period of one hundred twenty (120) consecutive calendar days or for one hundred eighty (180) days in any three hundred sixty (360) day period, such determination based upon a certificate as to such physical or mental disability issued by a licensed physician and/or psychiatrist (as the case may be) mutually agreed upon by the Executive and the Company; (e) upon termination of the Executive by the Company for any reason other than for “cause” as defined in (c) above; and (f) upon termination by the Executive of his/her employment for “good reason” which is defined as the occurrence of any of the following events without the express written consent of the Executive: (i) reduction in the Executive’s Salary or the benefits set forth above, and (ii) the Company breaching any of the terms of the Employment Agreement.

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

Pursuant to our Executive Employment Agreements with all of our Company’s named executive officers that are described more fully above under the section “Narrative Disclosure To Summary Compensation Table,” in the event an executive officer’s voluntarily terminates his employment with the Company or such officer is terminated by the Company “for cause,” (these triggering events are collectively referred to as “Trigger Events A”) the Company is obligated to pay to the executive officer or his representatives on the date of termination of employment (“Termination Date”): (a) all salary compensation as is due under the Executive Employment Agreement, prorated through the Termination Date; (b) all expense reimbursements due and owed to the executive officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits a an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) all benefits due the Executive, including benefits under insurance, group health and retirement benefit plans in accordance with the Company’s standard policy, if any, through the Termination Date.

Further, pursuant to these Executive Employment Agreements, in the event that an executive officer’s employment is terminated without cause, terminated because of death or “physical or mental disability”, or terminated by the executive officer for “good reason” (as such terms are defined and discussed more fully above under the section “Narrative Disclosure To Summary Compensation Table And Grants Of Plan-Based Awards - these triggering events are collectively referred to as “Trigger Events B”) the Company is obligated to: (a) pay to the executive officer or his representatives all salary compensation that is due or will be due through the entire term of this Executive Employment Agreement; (b) pay to the executive officer or his representatives all expense reimbursements due and owing the such officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) pay to the executive officer or his representatives all benefits due to such officer, including benefits, if any, under insurance, group health and retirement benefit plans in accordance with the Company’s standard policy, through the Termination Date.

EQUITY COMPENSATION PLAN

On May 20, 2005, we adopted an incentive equity stock plan (the “2005 Plan”) that authorized the issuance of options, right to purchase common stock and stock bonuses up to 500,000 shares (as adjusted for the reverse stock split in December 2007). The purpose of the Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of stock options, the right to purchase common stock (“stock awards”) and stock bonuses.

The Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company’s), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other Awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.

The Plan is administered and interpreted by a committee consisting of two or more members of the Company’s Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement.  As of December 31, 2008, there were 2,402,500 shares (before adjustment for the stock split taken place on December 7, 2007) issued and no options granted and outstanding under the 2005 Plan, and 19,500 shares were available for options, stock awards and stock bonus grants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

NOTE:  This Item 12 Security Ownership of Certain Beneficial Owners and Related Stockholder Matters has not been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009.  the amendment of certain Notes to our audited financial statements for our former fiscal  year ended June 30, 2006 or the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, but is presented herein as originally filed.  As discussed above in the Explanatory Note at the beginning of this Report and in Note 22 of the Notes to the consolidated financial statements included in this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  For a more detailed discussion, please refer to the Explanatory Note at the beginning of this Report and Note 22 of the Notes to the consolidated financial statements included in this Report.

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

(2)
The address of Mr. Fred De Luca is 2306 Sugarloaf Drive, Agoura, California 91301.  Mr. De Luca resigned as a director of the Company on March 1, 2010, in connection with the settlement of the Federal Court Action.   For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and disclosure contained in Part I, Item 3. Legal Proceedings, of this Report.

(3)
Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc., which, is the direct stockholder of record of these shares. All three of these entities share voting power over these shares.

(4)
Based on 33,673,729 voting shares outstanding assuming the full conversion of the Series A Preferred Stock purportedly owned by Happy Emerald.  Calculated based on 247,798 shares of Series A Convertible Preferred Stock, each share convertible into 18.4409 shares of common stock. Mr. Charles Miseroy, former CFO of Xact Aid, Inc. (the predecessor name of the Company) is the controlling equity holder of Happy Emerald Ltd.  Happy Emerald Ltd.’s address is 12318 Foxcroft Place, Granada Hills, California 91344-1621.  As discussed in the Explanatory Note at the beginning of this Report and in Note 22 of the Notes to the consolidated financial statements included in this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  Certificates representing all the shares of Series A Convertible Preferred Stock held of record by Happy Emerald Ltd. were returned to the Company in connection with the settlement of the Federal Court Action.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and disclosure contained in Part I, Item 3. Legal Proceedings, of this Report.

(5)
Based on 33,673,729 voting shares outstanding assuming the purported full conversion of the Series A Preferred Stock purportedly owned by Global Premium Brands Co., Inc., a suspended California corporation. Calculated based on 247,798 shares of Series A Convertible Preferred Stock, each share convertible into 18.4409 shares of common stock.  In connection with the Company’s investigation with respect to its claims in the Federal Court Action, the Company has learned that its former director, Federico G. Cabo, and Mr. Cabo’s son, Richard Cabo, were the principals of Global Premium Brands Co. Inc. at its inception in 2002, and Federico Cabo served as its director and President and Richard Cabo served as its director, Secretary and Chief Financial Officer..  Mr. Cabo’s wife, Delia Cabo (a/k/a/ Delia Rodriguez) has from time to time represented herself as President, Secretary, Treasurer and director of Global Premium Brands Co., Inc.  The address of Global Premium Brands, Co., Inc. is 171 South Bellaza Lane, Anaheim, California 92807.  As discussed in the Explanatory Note at the beginning of this Report and in Note 22 of the Notes to the consolidated financial statements included in this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  Certificates representing all the shares of common stock held of record by Global Premium Brands Co., Inc. were returned to the Company in connection with the settlement of the Federal Court Action.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and disclosure contained in Part I, Item 3. Legal Proceedings, of this Report.

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

(1)  Financial Statements.

(2)  Financial Statement Schedules.

None.

(3)  Exhibits.

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

10.27	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

14	Code of Business Conduct and Ethics. (8)

21	List of Significant Subsidiaries. (8)

23.1	Consent of HLB Hodgson Impey Cheng. (8)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(*)	Filed herewith.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

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

(8)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2010	CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard Man Fai LEE
Richard Man Fai Lee	Chief Executive Officer, President and Chairman of the Board	May 17, 2010

/s/Joseph Tik Tung WONG
Joseph Tik Tung WONG	Chief Financial Officer and Treasurer	May 17, 2010

/s/Herbert Adamczyk
Herbert Adamczyk	Chief Operating Officer and Director	May 17, 2010

/s/Yun Fai LEUNG
Yun Fai LEUNG	Director	May 17, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

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

10.27	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

14	Code of Business Conduct and Ethics. (8)

21	List of Significant Subsidiaries. (8)

23.1	Consent of HLB Hodgson Impey Cheng. (8)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(*)	Filed herewith.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

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

(8)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.