Form 10-Q/A
period 2009-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-17
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on May 11, 2009 was 23,323,860.

EXPLANATORY NOTE

As used in this Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our First Quarter 2009 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008.

In addition, we will file Reports on Form 10-K/A for prior periods to amend and restate our consolidated audited financial statements for the annual periods in fiscal years ended December 31, 2008, 2007 and 2006 and Reports on Form 10-Q/A to amend and restate our consolidated unaudited financial statements for the quarterly periods ended September 30, 2006 through September 30, 2009.  We will also file a Report on Form 10-K/A to amend certain Notes to our audited financial statements for the annual period in our former fiscal year ended June 30, 2006 and a Report on Form 10-Q/A to amend certain Notes to our unaudited interim financial statements for the quarterly period ended March 31, 2006.

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

We were advised that the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment were invalid and of no force and effect.  Further, we were advised that we were never authorized to issue any shares of any class or series of preferred stock, including the Exchange Shares, the Bern Noble Shares and the HEL Shares, and that any shares of common stock underlying such shares would also not have been authorized.  In addition, we were advised that we were never authorized to issue any shares of common stock in excess of 100,000,000 shares.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
On the condensed consolidated balance sheets, at March 31, 2009 and December 31, 2008, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at March 31, 2009 and December 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders’ equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2009 and December 31, 2008;

•
On the condensed consolidated statement of operations, for the three months ended March 31, 2009, basic and diluted loss per share increased by $0.0138, and for the three months ended March 31, 2008, basic and diluted loss per share increased by $0.0006; and

•
In addition, for the three months ended March 31, 2009, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250, and for the three months ended March 31, 2008, the basic and diluted weighted average number of outstanding shares decreased by 1,612,356.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the First Quarter 2009 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Financial Statements;

•	Part I, Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements” and “Working Capital Requirements;”

•	Part I, Item 4T. Controls and Procedures;

•	Part II, Item 1. Legal Proceedings; and

•
Part II, Item 6. Exhibits (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the First Quarter 2009 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the First Quarter 2009 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the First Quarter 2009 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the First Quarter 2009 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the First Quarter 2009 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, except as otherwise indicated we have elected to comply throughout this Quarterly Report on Form 10-Q with the scaled disclosure requirements applicable to “smaller reporting companies.”  In this Quarterly Report, unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009 (Restated)	2008 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,080,442	$5,827,132
Restricted cash	4,436,736	4,427,439
Trade receivables, net of provision	2,451,581	11,761,228
Inventory, net	20,106,427	12,670,567
Prepayments	325,624	483,952
Other current assets	6,943,340	6,419,106
Amounts due from affiliates	11,061,491	11,147,103
Total current assets	48,405,641	52,736,527
Property and equipment, net	2,897,553	2,905,927
Goodwill	39,734	39,734
TOTAL ASSETS	$51,342,928	$55,682,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,613,750	$9,935,435
Bills payable	-	1,333,502
Trade payables	3,405,942	3,795,196
Deposits received	23,402,035	19,887,368
Other current liabilities	2,064,858	7,405,454
Amounts due to affiliates	3,646,452	2,433,340
TOTAL LIABILITIES	43,133,037	44,790,295

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 23,323,860 shares as at March 31, 2009; (23,323,860 shares as at December 31, 2008)	116,619	116,619
Additional paid-in-capital	4,119,108	4,119,108
Accumulated other comprehensive income	246,065	247,279
Accumulated deficit	(2,317,597)	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	2,164,195	3,787,560
Noncontrolling interests	6,045,696	7,104,333
TOTAL EQUITY	8,209,891	10,891,893

TOTAL LIABILITIES AND EQUITY	$51,342,928	$55,682,188

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2009 (Restated)	2008 (Restated)
Sales:
New and used vehicles	$14,722,090	$19,913,416
Parts and services and others	1,283,798	1,361,915
Fashion apparel and accessories	422,181	171,496
Net sales	16,428,069	21,446,827

Cost of sales:
New and used vehicles	(14,076,177)	(17,485,282)
Parts and services and others	(185,807)	(368,250)
Fashion apparel and accessories	(412,404)	(131,416)
Total cost of sales	(14,674,388)	(17,984,948)

Gross profit:
New and used vehicles	645,913	2,428,134
Parts and services and others	1,097,991	993,665
Fashion apparel and accessories	9,777	40,080
Total gross profit	1,753,681	3,461,879

Selling, general and administrative expenses	(4,670,091)	(3,773,477)

Operating loss	(2,916,410)	(311,598)

Other income (expenses)
Interest expenses and other finance costs	(191,056)	(131,763)
Other income	426,678	321,560
Total other income (expenses)	235,622	189,797

Loss before income taxes	(2,680,788)	(121,801)

Provision for income taxes	-	-

Net loss including noncontrolling interests	(2,680,788)	(121,801)

Net loss attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(1,622,151)	(229,320)
Noncontrolling interests	(1,058,637)	107,519

	$(2,680,788)	$(121,801)

Loss per common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders
Basic	$(0.0695)	$(0.0098)

Diluted	$(0.0695)	$(0.0098)

Weighted average number of common stock outstanding
Basic	23,323,860	23,323,860

Diluted	23,323,860	23,323,860

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

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

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated.    The accompanying condensed consolidated financial statements have been restated as described in Note 14.

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The December 31, 2008 condensed consolidated balance sheet amounts are derived from the Company’s audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2008.

Use of estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the condensed consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting principles for the estimate, which is typically in the period when new information becomes available to management. Management believes the most significant estimates affecting the condensed consolidated financial statements include provision for bad debts, provision for inventory write-off, and accounting for income taxes. Actual results could differ from those estimates.

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

NOTE 4.  LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	2009	2008
	(Restated)	(Restated)
Numerator:
Net loss attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(1,622,151)	$(229,320)

Denominator:
Weighted average common stock outstanding	23,323,860	23,323,860

Basic net loss per share	$(0.0695)	$(0.0098)

Diluted net loss per share	$(0.0695)	$(0.0098)

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	March 31,	December 31,
	2009	2008

New vehicles	$10,216,202	$4,003,200
Used vehicles	6,240,227	4,837,562
Fashion apparel	1,264,085	1,716,163
Parts, accessories and others	2,385,913	2,113,642

	$20,106,427	$12,670,567

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

The Company’s total authorized capital at March 31, 2009 is 100,000,000 shares of common stock, par value $0.005 per share.  At March 31, 2009, 23,323,860 shares of common stock were issued and outstanding.

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

In December 2006, the Company had delivered 65,454 shares of preferred stock to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  In connection with the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock.  We also agreed to replace the shares with an equal number of new shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Amended Share Exchange Agreement.  We agreed to deliver the replacement shares in nine monthly installments.

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

Information by industry segment is set forth below for the quarter ended March 31:

2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$16,005,888	$422,181	$-	$-	$16,428,069
Inter-segment sales	21,346	-	-	(21,346)	-
Net sales	16,027,234	$422,181	-	(21,346)	16,428,069

Results
Operating loss	(2,142,804)	(348,604)	(423,792)	(1,210)	(2,916,410)

Interest revenue	12,513	-	-	-	12,513

Interest expense	(185,095)	(5,961)	-	-	(191,056)

Other income	388,053	26,112	-	-	414,165

Loss before income taxes					(2,680,788)

Provision for income tax	-	-	-	-	-

Net loss					(2,680,788)

2008	Vehicles		Fashion Apparel	Corporate	Elimination		Consolidated

Sales
External sales	$21,275,331		$171,496	$-	$-		$21,446,827
Inter-segment sales	-		-	-	-		-
Net sales	21,275,331		$171,496	-	-		21,446,827

Results
Operating earnings/(loss)	149,433		(297,623)	(163,408)		-	(311,598)

Interest revenue	31,657		1,125	-	-		32,782

Interest expense	(130,591)		(1,172)	-		-	(131,763)

Other income	288,778		-	-	-		288,778

Loss before income taxes							(121,801)

Provision for income tax		-	-	-	-		-

Net loss							(121,801)

	Vehicles	Fashion Apparel	Corporate	Consolidated
2009
Total assets (Restated)	$49,467,298	$1,875,142	$488	$51,342,928
Depreciation and amortization	251,959	16,434	-	268,393
Net capital expenditures	258,581	-	-	258,581

2008
Total assets (Restated)	$45,226,930	$1,298,334	$494	$46,525,758
Depreciation and amortization	187,055	10,514	-	197,569
Net capital expenditures	37,841	132,745	-	170,586

Geographic Information

No segment information is provided as the Company only has one geographical segment.  The Company’s reportable business segments are Vehicle and Fashion Apparel, which the operations are located in PRC (including Hong Kong and Macau) and sales were predominately made to customers located in PRC (including Hong Kong and Macau).

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

NOTE 14. RESTATEMENT OF FINANCIAL STATEMENTS

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

Further, in connection with the settlement, Bern Noble agreed to return to the Company for cancellation the 1,210,631 shares of common stock that had originally been derived from the HEL Shares.  The Company also agreed to replace the Bern Noble Shares with an equal number of new shares of common stock in consideration of services rendered to the Company in 2006 in connection with the closing of the Share Exchange Agreement.  We agreed to deliver the replacement shares in nine monthly installments.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
On the condensed consolidated balance sheets, at March 31, 2009 and December 31, 2008, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at March 31, 2009 and December 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders’ equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2009 and December 31, 2008;

•
On the condensed consolidated statement of operations, for the three months ended March 31, 2009, basic and diluted loss per share increased by $0.0138, and for the three months ended March 31, 2008, basic and diluted loss per share increased by $0.0006; and

•
In addition, for the three months ended March 31, 2009, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250, and for the three months ended March 31, 2008, the basic and diluted weighted average number of outstanding shares decreased by 1,612,356.

The restatements had no impact on the Company’s cash or cash flows.

The restated condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of March 31, 2009
	As Previously Reported	Adjustments	As Restated
ASSETS	$	$	$
Current assets:
Cash and cash equivalents	3,080,442	-	3,080,442
Restricted cash	4,436,736	-	4,436,736
Trade receivables, net of provision	2,451,581	-	2,451,581
Inventory, net	20,106,427	-	20,106,427
Prepayments	1,794,554	(1,468,930)	325,624
Other current assets	6,943,340	-	6,943,340
Amounts due from affiliates	11,061,491	-	11,061,491
Total current assets	49,874,571	(1,468,930)	48,405,641
Property and equipment, net	2,897,553	-	2,897,553
Goodwill	39,734	-	39,734
TOTAL ASSETS	52,811,858	(1,468,930)	51,342,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	10,613,750	-	10,613,750
Bills payable	-	-	-
Trade payables	3,405,942	-	3,405,942
Deposits received	23,402,035	-	23,402,035
Other current liabilities	2,064,858	-	2,064,858
Amounts due to affiliates	3,646,452	-	3,646,452

TOTAL LIABILITIES	43,133,037	-	43,133,037

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2009: 247,798 (note 1)	248	(248)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2009: 29,104,110 (note 2)	145,521	(28,902)	116,619
Additional paid-in capital	5,558,888	(1,439,780)	4,119,108
Accumulated other comprehensive income	246,065	-	246,065
Accumulated deficit	(2,317,597)	-	(2,317,597)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	3,633,125	(1,468,930)	2,164,195
Noncontrolling interests	6,045,696	-	6,045,696
TOTAL STOCKHOLDERS’ EQUITY	9,678,821	(1,468,930)	8,209,891
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	52,811,858	(1,468,930)	51,342,928

	As of December 31, 2008
	As Previously Reported	Adjustments	As Restated
ASSETS	$	$	$
Current assets:
Cash and cash equivalents	5,827,132	-	5,827,132
Restricted cash	4,427,439	-	4,427,439
Trade receivables, net of provision	11,761,228	-	11,761,228
Inventory, net	12,670,567	-	12,670,567
Prepayments	1,952,882	(1,468,930)	483,952
Other current assets	6,419,106	-	6,419,106
Amounts due from affiliates	11,147,103	-	11,147,103
Total current assets	54,205,457	(1,468,930)	52,736,527
Property and equipment, net	2,905,927	-	2,905,927
Goodwill	39,734	-	39,734
TOTAL ASSETS	57,151,118	(1,468,930)	55,682,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	9,935,435	-	9,935,435
Bills payable	1,333,502	-	1,333,502
Trade payables	3,795,196	-	3,795,196
Deposits received	19,887,368	-	19,887,368
Other current liabilities	7,405,454	-	7,405,454
Amounts due to affiliates	2,433,340	-	2,433,340
TOTAL LIABILITIES	44,790,295	-	44,790,295

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2008: 247,798 (note 1)	248	(248)	-
Common stock	145,521	(28,902)	116,619
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2008: 29,104,110 (note 2)
Additional paid-in capital	5,558,888	(1,439,780)	4,119,108
Accumulated other comprehensive income	247,279	-	247,279
Accumulated deficit	(695,446)	-	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	5,256,490	(1,468,930)	3,787,560
Noncontrolling interests	7,104,333	-	7,104,333
TOTAL STOCKHOLDERS’ EQUITY	12,360,823	(1,468,930)	10,891,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	57,151,118	(1,468,930)	55,682,188

Note:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2009 and December 31, 2008.

2.	At March 31, 2009 and December 31, 2008, giving effect to the transactions related to the restatements discussed in this Note 14, there were issued and outstanding 23,323,860 shares of common stock.

The restated condensed consolidated statements of operations have been restated as follows:

Condensed Consolidated Statement of Operations

	For the 3 months ended March 31, 2009
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$14,722,090	$-	$14,722,090
Parts and services and others	1,283,798	-	1,283,798
Fashion apparel and accessories	422,181	-	422,181
Net sales	16,428,069	-	16,428,069

Cost of sales:
New and used vehicles	(14,076,177)	-	(14,076,177)
Parts and services and others	(185,807)	-	(185,807)
Fashion apparel and accessories	(412,404)	-	(412,404)
Total cost of sales	(14,674,388)	-	(14,674,388)

Gross profit:
New and used vehicles	645,913	-	645,913
Parts and services and others	1,097,991	-	1,097,991
Fashion apparel and accessories	9,777	-	9,777
Total gross profit	1,753,681	-	1,753,681

Selling, general and administrative expenses	(4,670,091)	-	(4,670,091)

Operating loss	(2,916,410)	-	(2,916,410)

Other income (expenses)
Interest expenses and other finance costs	(191,056)	-	(191,056)
Other income	426,678	-	426,678
Total other income (expenses)	235,622	-	235,622

Loss before income taxes	(2,680,788)	-	(2,680,788)

Provision for income taxes	-	-	-

Net loss including noncontrolling interests	(2,680,788)	-	(2,680,788)

Net loss attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(1,622,151)		(1,622,151)
Noncontrolling interests	(1,058,637)	-	(1,058,637)

	$(2,680,788)	$-	$(2,680,788)

Loss per share of common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders

Basic	$(0.0557)	$(0.0138)	$(0.0695)

Diluted	$(0.0557)	$(0.0138)	$(0.0695)

Weighted average number of shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	29,104,110	(5,780,250)	23,323,860

	For the 3 months ended March 31, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$19,913,416	$-	$19,913,416
Parts and services and others	1,361,915	-	1,361,915
Fashion apparel and accessories	171,496	-	171,496
Net sales	21,446,827	-	21,446,827

Cost of sales:
New and used vehicles	(17,485,282)	-	(17,485,282)
Parts and services and others	(368,250)	-	(368,250)
Fashion apparel and accessories	(131,416)	-	(131,416)
Total cost of sales	(17,984,948)	-	(17,984,948)

Gross profit:
New and used vehicles	2,428,134	-	2,428,134
Parts and services and others	993,665	-	993,665
Fashion apparel and accessories	40,080	-	40,080
Total gross profit	3,461,879	-	3,461,879

Selling, general and administrative expenses	(3,773,477)	-	(3,773,477)

Operating loss	(311,598)	-	(311,598)

Other income (expenses)
Interest expenses and other finance costs	(131,763)	-	(131,763)
Other income	321,560	-	321,560
Total other income (expenses)	189,797	-	189,797

Loss before income taxes	(121,801)	-	(121,801)

Provision for income taxes	-	-	-

Net loss including noncontrolling interests	(121,801)	-	(121,801)

Net loss attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(229,320)		(229,320)
Noncontrolling interests	107,519	-	107,519

	$(121,801)	$-	$(121,801)

Loss per share of common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders

Basic	$(0.0092)	$(0.0006)	$(0.0098)

Diluted	$(0.0092)	$(0.0006)	$(0.0098)

Weighted average number of shares outstanding

Basic	24,936,216	(1,612,356)	23,323,860

Diluted	24,936,216	(1,612,356)	23,323,860

End of condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” ”believe,”  ”plan,” “intend “or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources;” and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-Q with the United States Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RESTATEMENTS

The Company is restating its consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2009. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 14 of the Notes to the consolidated financial statements included in this Report.

COMPANY OVERVIEW

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in the Hong Kong Special Administrative Region (“Hong Kong”), the Macau Special Administrative Region (“Macau”), and in the People’s Republic of China (which for the purpose of this report excludes Hong Kong, Macau and Taiwan, and hereinafter “China”). Currently, the Company’s main business is its ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”). The business of the subsidiaries of Technorient Limited consists mainly of importation, distribution, and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. During 2008, through its wholly-owned subsidiary, CPMM (Asia) Limited (“CPMM Asia”), the Company implemented its plan to import, distribute and sell premium brand apparel in Hong Kong, Macau, China and Taiwan.

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

THE BUSINESS OF CPMM ASIA

On January 18, 2008, CPMM Asia entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement grants CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim (“Products”) and to open points of sale identified by the signs of Products identified by the ”John Richmond,” “Richmond,” “Richmond X,” and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products will be supplied by Falber. In addition, CPMM Asia has the right to use the Signs, and to open and manage in the Exclusivity Area mono-brand shops identified by the Signs for the sale of the Products and other articles identified by the Signs. CPMM Asia also has the right to sublicense these rights to third parties. The first mono brand shop of “Richmond X” was opened in Hong Kong at the end of 2007. In early May 2008, CPMM Asia opened a second mono brand shop in Hong Kong.

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

•
For the three months ended March 31, 2009, account receivables decreased by approximately $9,311,000, primarily due to the collection of account receivables relating to the sales recognized in the fourth quarter.

•	For the three months ended March 31, 2009, our inventory increased by approximately $7,474,000, which was caused by overall unfavorable economic conditions, including a decline in consumer confidence.

•
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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at March 31, 2009 by approximately $5,273,000, a decrease of $2,673,000 from December 31, 2008. The ratio of our current assets to our current liabilities was 1.12 to 1 at March 31, 2009 compared to 1.18 to 1 at December 31, 2008. At March 31, 2009, our current assets of approximately $48,406,000 included approximately $20,106,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $43,133,000 included non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $23,402,000.

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

Item 4T.   Controls and Procedures

NOTE: This Item 4T. Controls and Procedures has been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal  year ended June 30, 2006 and the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, as discussed above in the Explanatory Note at the beginning of this Report and in Note 14 of the Notes to the consolidated financial statements included in this Report.

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended March 31, 2009, as outlined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements,” as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

During the pendency of the Federal Court Action and preparing for our 2009 year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the period ended March 31, 2006 through the period ended September 30, 2009, which resulted in restatements described in the Explanatory Note at the beginning of this Report and Note 14 of the Notes to the consolidated financial statements included in this Report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2009.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2009.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

Management will continue to evaluate the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures on an ongoing basis, and has taken action and implemented improvements as necessary.

Changes in Internal Controls over Financial Reporting

No changes to our internal control over financial reporting or disclosure controls and procedures were made to rectify the material weakness during the period covered by this Form 10-Q/A because such weakness was not known at that time.  However, subsequent to the period, we remediated this weakness by:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8, 9 and 13 to the Company’s Consolidated Financial Statements (Unaudited) as of March 31, 2009.

The Company is currently engaged in litigation (the “Federal Court Action”) with respect to certain shares of the Company’ purported Series A Convertible Preferred Stock (the “Disputed Preferred Shares”) purportedly issued to Happy Emerald Limited (“HEL”) and certain shares of the Company’s Common Stock purportedly issued upon the conversion of certain of the Disputed Preferred Shares (the “Disputed Conversion Shares” and together with the Disputed Preferred Shares, the “Disputed Shares”).  On May 5, 2009, the Company filed its First Amended Complaint in the Federal Court Action.

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

In December 2006, the Company had delivered 65,454 shares of preferred stock to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  In connection with the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock.  We also agreed to replace the shares with an equal number of new shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Amended Share Exchange Agreement.  We agreed to deliver the replacement shares in nine monthly installments.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (Registrant)

Date: May 17, 2010	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

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