Form 10-K
period 2009-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-17
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2009, was $7,164,071 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 17, 2010, 24,534,491 shares of the registrant’s common stock were issued and outstanding.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

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

You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2010 fiscal year, which runs from January 1, 2010 to December 31, 2010.

As used in this Form 10-K, unless the context requires otherwise, “we”, or “us” or “OTCBB: CPLY” or the “Company” means China Premium Lifestyle Enterprise, Inc. and its subsidiaries, taken together as a whole.

A-2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in the Hong Kong Special Administrative Region, the Macau Special Administrative Region, and in the People’s Republic of China, (which for the purposes of this report excludes Hong Kong, Macau and Taiwan).  Currently, the Company’s main business is its ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”).  The business of the subsidiaries of Technorient Limited consists mainly of the importation, distribution and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. During 2008, through its wholly-owned subsidiary, CPMM (Asia) Limited (f/k/a Leader Mount Limited), a Hong Kong corporation (“CPMM Asia”), the Company implemented its plan to import, distribute and sell premium brand apparel in Hong Kong, Macau, China and Taiwan.

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

On December 22, 2005 the Company acquired 100% of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation (“Brooke Carlyle”), a development stage company with a business plan to develop an online internet portal containing information on sexually transmitted diseases, which was intended to generate revenue from advertising from pharmaceutical companies.

In early 2006, the Company’s management team then determined that it was no longer in the best interests of the Company and its stockholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction that would attract a viable business operation and liquidate its liabilities.

On May 4, 2006, the Company entered into a Stock Purchase Agreement with Nexgen Biogroup, Inc. (“Nexgen”), pursuant to which the Company sold the shares of Brooke Carlyle, which at that time represented all or substantially all of the assets of the Company (including the Xact Aid business assets), for $1,000 cash, representing a consideration of $0.001 per share.

On September 5, 2006, the Company acquired 49% of Technorient through a share exchange (the “Exchange”), with the result that the shareholders of Technorient became the beneficial owners of approximately 49% of the Company’s stock.  Prior to the Exchange, Federico G. Cabo, one of our former directors, owned 3,000,000 shares of common stock, and Mr. De Luca, then our secretary and a director, owned 6,000,000 shares of common stock.  Pursuant to the Exchange, the Company cancelled the 9,000,000 shares of common stock owned by Messrs. De Luca and Cabo.  The terms of the Exchange were determined through arms-length negotiations between the Company and Technorient.  The Exchange was completed pursuant to a Share Exchange Agreement, which was later reformed pursuant to the Reformation Agreement dated May 5, 2009, as reported by the Company in a Current Report on Form 8-K filed with the SEC on May 11, 2009.

The Exchange resulted in a change of control whereby the Company issued: (i) an aggregate of 89,689,881 common shares in exchange for 49% of the issued and outstanding shares of Technorient, and (ii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. The 89,689,881 shares were issued in two tranches pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement:  (i) 72,000,000 shares were issued at closing of the Exchange on September 5, 2006; and (ii) an additional 3,537,977 shares were issued on December 7, 2007 upon the effectiveness of and giving effect to the Company’s one-for-five reverse stock split (which shares would have been equal to 17,689,881 shares on a pre-reverse split basis).  As a result of the Exchange, the Company became a 49% shareholder of Technorient on a fully-diluted basis.  Additionally, as a condition to the closing of the Exchange, the Company completed the sale of all the capital stock of Brooke Carlyle to Nexgen (which, prior to the Exchange, constituted all of the Company’s assets), for $1,000 cash.

             After the closing of the Exchange, the Company’s main business became its 49% ownership interest in Technorient.

On December 27, 2006, the Company effected a change of the Company’s name from “Xact Aid, Inc.” to “China Premium Lifestyle Enterprise, Inc.”.  The Company name change and its new trading symbol (OTCBB: CPMM) became effective on the OTC Bulletin Board on December 28, 2006.

In March 2007, the Company entered into an agreement with Falber Confezioni, S.R.L. (“Falber”) to become the sole importer and distributor of John Richmond, Richmond X and Richmond Denim clothing for men and women in Hong Kong, Macau, Taiwan and in China commencing in the Spring/Summer season of 2008 and ending in the Fall/Winter season of 2012.

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

In October 2007, King Express was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau.  It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently the AgustaWestland helicopters business is still in its preparatory stage with the likely arrival of the first helicopter anticipated during 2011.

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

Pursuant to the above, IML entered into an agreement with the Shanghai JV parties to dispose of 29% of its equity interest in the Shanghai JV in July 2006. The disposal was completed in December 2007 and after the disposal, IML continued to hold a 1% equity interest in the Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in China that were allocated in cooperation with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in China to engage in the distribution of Ferrari and Maserati cars in Dalian, China and IML owned 95% of the equity interest in Dalian Auto Italia. On August 3, 2007, IML entered into an agreement to acquire the remaining 5% of equity interest in Dalian Auto Italia. IML currently owns 100% equity interest in Dalian Auto Italia.

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

Currently the AgustaWestland helicopters business is still in its preparatory stage with likely arrival of the first helicopter anticipated during 2011.

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

A key aspect of any Ferrari importer worldwide is the strength of the relationship with Ferrari S.p.A. management in Maranello, Italy. With its internationally recognized logo and current worldwide production of only 6,500 units, the Ferrari brand connotes an image of performance and exclusivity unique in the auto world. Management of Ferrari S.p.A. understands the importance of importer performance in maintaining this image and accordingly requires the highest level of commitment from their importers.

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

Sales for Ferrari and Maserati stabilized at around 140 units in 2005 with annual growth in the region of 15% reaching close to 240 units in 2009.  Given the relatively small but extremely wealthy customer base for the Group’s products in Hong Kong and Macau, management believes that sales will remain steady, despite the currently experienced slowdown, while the proportion of sales in China is expected to continue to increase.

China

The consumer market in China has emerged as an engine of economic growth during the past years.  In 2005, China overtook Japan as the second largest car market in the world after the United States, with 5.9 million units sold in 2005. In 2009, China overtook United States as the largest car market in the world, with 13.6 million units sold in 2009.

Business Strategy

Technorient’s main strategy of building a luxury brand platform in China is centered around the continued development of an independent dealer network for the key brands of Ferrari and Maserati. This network, like the dealerships in Dalian and Nanjing, will be developed, in cooperation with Ferrari S.p.A. and Maserati S.p.A., both through new operations and acquisitions of existing dealerships in key industrial regions with a high concentration of wealthy individuals who form an important part of Technorient’s customer base.

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

The following table reflects our percentage of total revenues of Technorient by business segments for our last three fiscal years:

	Percentage of Total Revenues of Technorient as of
Business Segment	December 31, 2009	December 31, 2008	December 31, 2007
New and used vehicles	93%	94%	94%
Parts and services	7%	6%	6%

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

Location	Store	Franchises	Year Opened/ Acquired
Hong Kong	Shatin	Ferrari & Maserati	2009
Hong Kong	Causeway Bay	Ferrari	1998
Hong Kong	Tai Kok Tsui	Ferrari & Maserati	1990
Hong Kong	Ap Lei Chau	Ferrari & Maserati	2005
Hong Kong	Wanchai	Maserati	2005
China	Dalian	Ferrari & Maserati	2006
China	Dalian	Ferrari & Maserati	2008
China	Nanjing	Ferrari & Maserati	2008

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

We provide parts and service primarily for the vehicle brands sold by our stores, but we also service other vehicles. In 2009, our service, body and parts operations generated approximately $8.1 million in revenues, or 7% of total revenues of Technorient. We set prices to reflect the varying difficulty of the types of repair and the cost and availability of parts. Revenues from the service and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales that may occur in a slow economic environment.   Technorient’s focus on service advisor training, as well as a number of pricing and cost saving initiatives across the entire service and parts business lines, have led to improvements in same-store service and parts sales in 2009 compared to 2008, as well as improvements in gross profit margins achieved.  Further, our focus on satisfying the client in both the sales and after-sales areas has led to consistently high levels of recommendation and endorsement, and additional and repeat business, all of which has benefited Technorient for over thirty years.

SUPPLIERS

Our major suppliers are as follows:

ITEM	SOURCE AND LOCATION
Ferrari automobiles and automobile parts	Ferrari S.p.A., Maranello, Italy
Maserati automobiles and automobile parts AgustaWestland helicopters (1)	Maserati S.p.A., Modena, Italy Agusta S.p.A., Italy

(1)	We anticipate that delivery of AgustaWestland helicopters will begin during 2011.

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

BACKLOG ORDERS

The limited supply of cars by Ferrari and Maserati factories is a worldwide phenomenon due to the limited production capacity. We have many customers who have paid the deposit and are prepared to wait for years for new cars. As a result, the backlog orders arise. Our backlog as of December 31, 2009 was approximately $221.5 million compared to approximately $241.8 million at December 31, 2008.

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

EMPLOYEES

As of December 31, 2009, we employed approximately 226 persons. We believe we have good relationships with our employees. We are not party or subject to any collective bargaining agreements.

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

Our principle executive office is located at 10/F, Wo Kee Hong Building 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. Our website is  http://www.chinapremiumlifestyle.com , our phone number is (852) 2954-2469 and our email address is:  jasona@chinapremiumlifestyle.com.

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

As our business has expanded, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Global economic conditions have deteriorated over the past several quarters. This has led to our customers deferring, reducing or cancelling purchases in response to tighter credit and negative financial news. These factors have negatively impacted our business and our financial results.

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

Our success depends on the overall success of the line of vehicles that each of our operations sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities and their reputations, management and labor relations. In 2009, sales of new Ferrari and Maserati vehicles accounted for 54% and 23%, respectively, of Technorient’s total revenues.  A significant decline in the sale of new vehicles produced by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could have a material adverse affect on our results of operations, financial condition or cash flows. Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us.  In particular, labor strikes at a manufacturer or supplier that continue for a substantial period of time could have a material adverse affect on our business.  Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and could in the future lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may have a material adverse affect on our results of operations, financial condition or cash flows.

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

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2009 that accounted for 100% of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Twelve Months Ended December 31, 2009
Ferrari	56%
Maserati	44%

Ferrari and Maserati vehicles represented 100% of our total new vehicle retail units sold in 2009. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of these vehicle manufacturers.

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

As discussed in greater detail in Part I, Item 3, Legal Proceedings, of this Report, we were made aware on or about December 1, 2009 that the Company was named as a co-defendant in a state court action,  Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.   We were formally served in the action on April 28, 2010.   In the action, the plaintiff, which is our former parent company, alleges that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleges that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleges that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  The plaintiff named the Company as a co-defendant in four of the thirteen causes of action in the complaint (plaintiff’s claims for conversion, constructive trust, unjust enrichment and accounting).   In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The Company’s obligation to file a response has accordingly been suspended until 30 days after being served with an amended complaint.  The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, to it at this time or to estimate the amount or range of a possible loss.  However, an adverse result in this action  could have a material adverse effect on our operations.

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

The value of RMB, Hong Kong Dollar and the Macau Pataca against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi (“RMB”) into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s Chinese interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, Renminbi is no longer effectively linked to the U.S. dollar but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. If the RMB were to increase in value against the U.S. dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the U.S. dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payments. For example, an appreciation of RMB against the U.S. dollar or Hong Kong dollars would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar or the Macau Pataca, if it occurred, would adversely affect the value of your investment.

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

Our business could be adversely affected by the effects of avian influenza, SARS or another epidemic or outbreak. In 2005 and 2006, there have been reports on the occurrences of avian influenza in various parts of China, including a few confirmed human cases. Any prolonged recurrence of avian influenza, SARS, swine flu or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response to an epidemic or outbreak may require temporary closure of our offices and dealerships. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian influenza, SARS, swine flu or any other epidemic.

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

Our assets are located outside the United States and all of Technorient’s current operations are conducted in Hong Kong, Macau and in China. Moreover, all of our directors and officers are nationals or residents of Hong Kong. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR STOCK

There is a limited trading market for our shares. You may not be able to sell your shares if you need cash.

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the month ended April 30, 2010, the average daily trading volume of our common stock was approximately 876 shares. As of May 1, 2010, we had approximately 49 stockholders of record, as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

We have no immediate plans to pay dividends.

We have not paid any cash dividends on our common stock to date and do not expect to pay such dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

We have the ability under Nevada law to issue additional shares of our common stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorize the Board of Directors to issue up to 100,000,000 shares of common stock. The power of the Board of Directors to issue shares of common stock, or warrants or options to purchase shares of common stock, is generally not subject to stockholder approval. Any additional issuance of our common stock may have the effect of diluting your investment.

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

On April 20, 2010, our management concluded that our consolidated audited financial statements for the years ended December 31, 2008, 2007 and 2006 and our consolidated unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009 needed to be restated and should not be relied upon.  In addition, our management concluded that certain notes in our audited financial statements for the year ended June 30, 2006 and our unaudited interim financial statements for the period ended March 31, 2006 needed to be amended.  For a more detailed discussion of the restatements, amendments and their underlying circumstances, please refer to the Explanatory Note at the beginning of our Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “Amended 2008 Form 10-K”) and Note 22 of the Notes to the consolidated financial statements included in the Amended 2008 Form 10-K.  As a result of the restatements, the Company may become subject to a number of significant risks, which could have an adverse effect on its business, financial condition and results of operations, including potential civil litigation (including stockholder class action lawsuits and derivative claims made on behalf of the Company), and regulatory proceedings or actions, the defense of which may require significant management attention and significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

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

Based on the restatements to our financial statements referenced above, our management concluded that our system of internal control over financial reporting was not effective as of the three month period ended March 31, 2006 through the nine month period ended September 30, 2009, which resulted in the restatements described in the Explanatory Note at the beginning of the Amended 2008 Form 10-K and Note 22 of the Notes to the consolidated financial statements included in the Amended 2008 Form 10-K.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weaknesses in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP.  Specifically, the control deficiencies related to (i) the invalid adoption of certain purported amendments to our Articles of Incorporation; (ii) the unauthorized issuance by prior management of shares of our capital stock; and (iii) the lack of recognition of the receipt of services from certain third party consultants on our financial statements.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal executive offices are located at 10/F, Wo Kee Hong Building, 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong.  These executive offices are shared with Wo Kee Hong (Holdings) Limited, an indirect stockholder of our Company, at no cost to the Company.  We do not own these facilities and we do not have a lease agreement for the use of these facilities.  Technorient’s facilities consist primarily of automobile showrooms, display lots, service facilities, automobile storage lots, and offices, and the locations are described in Item 1 above.  Technorient leases all of its facilities, providing flexibility to relocate if necessary.  However, some of these leases give us the option to renew for one or more lease extension periods.  We believe that all of our facilities are sufficient for our Company’s needs and are in good repair.

Item 3.    LEGAL PROCEEDINGS

 On or about December 1, 2009, we were made aware that the Company had been named as a co-defendant in a state court action,  Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  Formal service was effected on April 28, 2010.  In the action, the plaintiff, which is the former parent company of China Premium, alleges that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleges that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleges that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  The plaintiff named the Company as a co-defendant in four of the thirteen causes of action in the complaint (plaintiff’s claims for conversion, constructive trust, unjust enrichment and accounting).  In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The Company’s obligation to file a response has accordingly been suspended until 30 days after being served with an amended complaint.  The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  We are unable at this time to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company, or to estimate the amount or range of a possible loss.

In the ordinary course of its business, and other than as set forth above or as described in the notes to our consolidated financial statements, we and our subsidiaries may be involved from time to time in various pending or threatened legal proceedings, arising from the conduct of business.  After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings, after consideration of any reserves and rights to indemnification, ultimately will be resolved without materially affecting our consolidated financial position.  However given the indeterminate amounts that may be sought in these proceedings and the inherent difficulty in predicting the outcome of such legal proceedings, including the proceeding described above, it is possible that an adverse outcome in certain matters could be material to our operating results for any particular reporting period.

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

	LOW	HIGH
2009
Fourth Quarter	0.20	1.00
Third Quarter	0.14	0.45
Second Quarter	0.20	0.55
First Quarter	0.20	0.30

2008
Fourth Quarter	0.15	0.60
Third Quarter	0.15	0.69
Second Quarter	0.43	0.85
First Quarter	0.35	1.00

A limited trading market exists for our common stock and there is no assurance that a more significant trading market will develop, or if developed will be sustained.

STOCKHOLDERS

As of May 17, 2010, we had 24,534,491 shares of common stock outstanding. As of May 1, 2010, we had approximately 49 stockholders of record, as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.

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

This section contains forward-looking statements.  These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements.  Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur.  Relevant factors, risks and uncertainties include, but are not limited to, those discussed in “Item 1. Description of Business”,  “Item 1A.  Risk Factors” and elsewhere in this Report.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's beliefs and opinions as of the date of this Report.  We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.  See “Forward-Looking Statements”.

GENERAL

China Premium Lifestyle Enterprise, Inc. is in the business of importation, distribution and sales of premium brand luxury products in Hong Kong, Macau and China. Currently, the Company’s main business is its ownership interest in Technorient, a Hong Kong corporation. Through its subsidiaries, Technorient’s business consists mainly of the importation, distribution, and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and the distribution of “Ferrari” and “Maserati” branded cars and spare parts in China.  In October 2007, King Express Group Limited, a wholly owned subsidiary of Technorient, was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau.  Currently the AgustaWestland helicopters business is still in its preparatory stage with the likely arrival of the first helicopter anticipated during 2011.

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

In October 2007, King Express was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau.  It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently the AgustaWestland helicopters business is still in its preparatory stage with the likely arrival of the first helicopter anticipated during 2011.

CPMM (ASIA) OVERVIEW

On January 18, 2008, CPMM Asia, a wholly-owned subsidiary of the Company, entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber for a term of 10 seasons through approximately January 31, 2013. The Agreement, which has recently been terminated, granted CPMM Asia the exclusive right to sell men’s and women’s ready-to-wear John Richmond, Richmond X, and Richmond Denim apparel, and to open points of sale in China, Hong Kong, Macau and Taiwan identified by signs bearing the “John Richmond”, “Richmond”, “Richmond X” and “Richmond Denim” marks.  In addition, CPMM Asia was granted the right to open and manage mono-brand shops in China, Hong Kong, Macau and Taiwan identified by the signs for the sale of the products and other articles.  CPMM Asia also had the right to sublicense these rights to third parties.  However, losses were incurred by CPMM Asia as the fashion retail business remained very depressed throughout 2009.  We therefore terminated the agreement in the last quarter of 2009.  Management considered it very crucial to terminate the agreement to avoid incurring further operational losses so that cash on hand would not be further impaired.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying audited consolidated balance sheet as of December 31, 2009 and 2008 and the audited consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, and the related notes thereto, for further discussion of our accounting policies.

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

Share-based compensation

We have adopted Accounting Standards Codification 718 (“ASC 718”) (formerly SFAS No. 123(R)), Share-Based Payment, as amended and interpreted, for our share-based compensation. We utilized the modified prospective method approach, pursuant to which we record compensation for all share-based awards granted based on their fair value. The estimate of the fair value of the share-based compensation requires the input of subjective assumptions; however, based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, we believe the effect on the share-based compensation recognized would not have been material.  Changes in the subjective assumptions could materially affect the estimate of fair value of share-based compensation.

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

Income taxes

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions, including Hong Kong. We account for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”) (formerly SFAS 109) and related interpretations and guidance including FIN 48,  Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109  (“Fin 48”), resulting in two components of income tax expenses: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amount in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. Otherwise, we will record a valuation allowance when the utilization of the deferred tax asset is uncertain. Additional timing differences, future earnings trends and/or tax strategies could warrant a need for establishing an additional valuation allowance or a reserve.

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

RECENT ACCOUNTING PRONOUNCEMENTS

(a) Recent accounting pronouncements adopted

In June 2009, the FASB issued a standard that established the FASB ASC and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

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

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries codified within ASC 810 Consolidation (“ASC 810”).  ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  Upon adoption of ASC 810 on January 1, 2009, the Company reclassified its noncontrolling interest from minority interest to equity in the accompanying December 31, 2009 and December 31, 2008 consolidated balance sheets.  In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company common stockholders and its noncontrolling interest in the accompanying December 31, 2009 and 2008 condensed consolidated statements of operations.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For the Company, this ASU was effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

RESULTS OF OPERATIONS

Results of Operations comparison of year ended December 31, 2009 to year ended December 31, 2008, and comparison of year ended December 31, 2008 to year ended December 31, 2007

SALES

	Fiscal Year Ended December 31, 2009		Fiscal Year Ended December 31, 2008		Fiscal Year Ended December 31, 2007
	Total Sales	% of Total Sales	Total Sales	% of Total Sales	Total Sales	% of Total Sales
New Vehicles	$92.1M	76%	$98.9M	80%	$79.3M	74%
Used Vehicles	$19.7M	16%	$16.5M	13%	$20.7M	20%
Parts and Service	$8.1M	7%	$7.3M	6%	$6.5M	6%
Fashion Apparel	$1.3M	1%	0.9M	1%	-	-

Total	$121.2M	100%	$123.6M	100%	$106.5M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Net sales decreased approximately $2.4 million or 2%, from approximately $123.6 million in 2008 to approximately $121.2 million in 2009, while net sales increased approximately $17.1 million or 16%, from approximately $106.5 million in 2007 to approximately $123.6 million in 2008. The decrease in net sales from 2008 to 2009 was primarily attributable to our new vehicles trading segment.  The increase in net sales from 2007 to 2008 was primarily due to the launch of the Ferrari 8-cylinder sports car, the “430 Scuderia” and an increase in deliveries of the Maserati 8-cylinder two-door 2+2 coupe, the “GranTurismo”, which was launched in the last quarter of 2007.

New vehicle sales decreased $6.8 million or 6.9% from approximately $98.9 million in 2008 to approximately $92.1 million in 2009, while the quantity of new vehicles sold decreased 9.6% for the same period.  The used vehicle sales increased approximately $3.2 million or 19% from approximately  $16.5 million in 2008 to approximately $19.7 million in 2009, while the quantity of used vehicles sold increased 51% for the same period. New vehicle sales increased $19.6 million or 25% from 2007 to 2008 while the quantity of new vehicles sold increased 30% for the same period.

The used vehicle sales decreased approximately $4.2 million or 20% from approximately $20.7 million in 2007 to approximately $16.5 million in 2008 while the quantity of used vehicles sold decreased 28% for the same period.  The increase in sales of used vehicles, as well as parts and service sales, was partially offset by the decrease in sale of new vehicles, which reflected a challenging automotive retail market impacted by the unfavorable global economic conditions.

Parts and services sales for the year ended December 31, 2009 increased by approximately $0.8 million, or 11.0%, to approximately $8.1 million compared with approximately $7.3 million for the same period of 2008, while parts and services sales increased approximately $0.8 million, or 12.3%, from approximately $6.5 million in 2007 to approximately $7.3 million in 2008.  The increase in parts and service sales from 2008 to 2009 was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.  The increase in parts and service sales from 2007 to 2008 was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to maintain.

COST OF SALES

Cost of sales for 2009 increased approximately $5.2 million or 5.1%, from approximately $102.7 million in 2008 to approximately $107.9 million for 2009.  Cost of sales increased approximately $12.9 million or 14%, from approximately $89.8 million in 2007 to approximately $102.7 million for 2008, which was consistent with the increase in our revenues during this period.

GROSS PROFIT

Gross profit margin for 2009 decreased by 5.9% to 11% from 16.9% in 2008.  Gross profit decreased by approximately $7.6 million or 36%, from approximately $20.9 million in 2008 to approximately $13.3 million in 2009. This decrease was mainly caused by the new and used vehicles trading segment that was negatively impacted by an overall competitive retail environment.  Certain used vehicles were sold with a special discount in order to encourage the sales.

Gross profit margin for 2008 increased by 1.2% to 16.9% from 15.7% in 2007.  Gross profit increased by approximately $4.2 million or 25%, from approximately $16.7 million in 2007 to approximately $20.9 million in 2008. This increase is mainly attributed to the new and used vehicles trading segment. The increase in gross profit margin was mainly due to deliveries of the “GranTurismo” and sales of certain highly acclaimed used cars including F599 GTB Fiorano, F430 Spider and Maserati GranTurismo.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, or “S,G&A” expenses, includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses.

“S,G&A” expenses increased by approximately $2.4 million, or 13% in 2009, from approximately $19 million in 2008 to approximately $21.4 million in 2009. S,G&A expenses also increased by approximately $5.2 million or 37.5% in 2008 compared to our 2007 S,G&A expenses, which was approximately $13.8 million. The increase in S,G&A expenses from 2007 to 2009 was primarily due to the increased rental expenses, depreciation, legal, professional and audit fees.

Our rent, rate and building management fees and depreciation expenses increased from approximately $2.1 million for 2007 to approximately $4.5 million in 2008, and such expenses further increased to approximately $5.6 million for 2009.  This increase was mainly due to the continued development of our motor business.  Legal, professional and audit fees increased by approximately $601,000 or 46.9% in 2009, from approximately $1,281,000 in 2008 to approximately $1,882,000 in 2009. The increase was mainly due to the professional fees incurred for US SEC reporting and compliance obligations, as well as compliance with Section 404 of the Sarbanes-Oxley Act. Our legal, professional and audit fees also increased by approximately $377,000 or 41.7% in 2008, from approximately $904,000 in 2007 to approximately $1,281,000 in 2008.

OTHER INCOME (EXPENSES), NET

Other income decreased from approximately $997,000 for 2008 to $157,000 for 2009. The decrease was primarily due to decreased other operating income and increased interest expenses and other finance costs.  Other operating income was comprised of interest and rental recharge to affiliates and forfeitures of sales deposits.  Interest expenses and other finance costs increased from approximately $569,000 for 2008 to approximately $847,000 for 2009. The funds from which our increased interest expenses were incurred were used for working capital purposes

Other income increased from approximately $5,000 for 2007 to $997,000 for 2008. The increase was primarily due to the combination of decreased interest expense, share of result of an associate and increased interest income and commission income.  Interest income and commission income increased from $189,000 for 2007 to $486,000 for 2008.  Interest expenses decreased from approximately $771,000 for 2007 to approximately $569,000 for 2008.  We completed the disposal of 29% equity interest in the Shanghai JV in December 2007, and no share of loss of that associate was incurred in 2008. In 2007, the share of loss of an associate was approximately $150,000.

NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses decreased to approximately $30,000 in 2009 from approximately $955,000 in 2008 and $539,000 in 2007. The decrease in tax expenses was in line with the operating result for 2009 that was negatively impacted by an overall competitive retail environment.  The increase in tax expenses in 2008 was due to the improved result from the motor business.

 LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilized cash resources of approximately $1,566,000 for the year ended December 31, 2009, compared to generating cash resources of approximately $761,000 for the year ended December 31, 2008, primarily as a net result of the following:

•
For the year ended December 31, 2009, cash flow provided by sales net of operating expenses decreased by approximately $9,962,000 to approximately $6,231,000. The decrease was primarily as a result of the decrease in gross profit.

•
For the year ended December 31, 2009, accounts receivable decreased by approximately $6,301,000, primarily due to the collection of receivables relating to the sales recognized in 2009 and a decrease in sales for new and used automobiles.

•	For the year ended December 31, 2009, our inventory increased by approximately $5,699,000 which was caused by overall unfavorable economic conditions, including a decline in consumer confidence.

•
For the year ended December 31, 2009, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash generated by operations of approximately $4,664,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended December 31, 2009 we expended net cash of approximately $2,572,000 in investing activities mainly for the acquisition of property and equipment to support the development of the motor business.  The increase in the acquisition of property and equipment was due to the inauguration of our second 3S centre in the third quarter of 2009.  For the year ended December 31, 2008, we expended net cash of approximately $4,797,000 in investing activities, including an increase of approximately $3,273,000 in restricted cash for the trade finance facilities enhancement in order to support the growth of our business and an approximately $1,862,000 purchase of property and equipment, offset by approximately $338,000 in proceeds from disposal of property and equipment

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2009, we made new net drawdown in borrowings amounting to approximately $2,130,000 and received approximately $164,000 advances from affiliates.  For the year ended December 31, 2008, we made new net drawdown in borrowings amounting to approximately $3,224,000 and received approximately $55,000 advances from affiliates.

 WORKING CAPITAL REQUIREMENTS

Current liabilities exceeded current assets at December 31, 2009 by approximately $569,000 a decrease of $8,515,000 from December 31, 2008. The ratio of our current assets to our current liabilities was 0.99 to 1 at December 31, 2009 and 1.18 to 1 at December 31, 2008. At December 31, 2009, our current assets of approximately $48.8 million included approximately $18.1 million in inventory that was funded by our operating cash flow and trade finance facilities.  Our current liabilities of approximately $49.4 million included customer deposits of approximately $24.3 million.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance in order to secure their new car orders.

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

The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	PAYMENT DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Short-Term Borrowings Obligations	$11,209	$11,209	$—	$—	$—
Long-Term Borrowings Obligations	933	—	933	—	—
Operating Lease Obligations	16,911	3,330	5,944	4,909	2,728
Total	$29,053	$14,539	$6,877	$4,909	$2,728

Our borrowings, by pledge of vehicles and certain bank deposits, were mainly used to finance the purchase of vehicles.  The interest rates are generally based on the bank’s best lending rate in Hong Kong plus a certain percentage. The range of effective interest rate on the borrowings is from 2.6% to 10% per annum.

Our operating lease obligations include minimum lease payments under our non-cancelable operating leases for our sales and after-sale facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change, such as an increase in our employee headcount, requires us to exit an office facility early or expand our occupied space.

For related party transactions, see Part III “Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade receivables and payables, bills payable, other current assets, other current liabilities and bank borrowings.  We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward and option contracts when feasible.

Interest Rates.  Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities. At December 31, 2009, we had approximately $3,982,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates.  While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the year ended December 31, 2009 was not material to us.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(THE COMPANY’S FINANCIAL STATEMENTS COMMENCE ON THE FOLLOWING PAGE)

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Premium Lifestyle Enterprise, Inc.

We have audited the accompanying consolidated balance sheets of China Premium Lifestyle Enterprise, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
May 17, 2010

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,982,214	$5,827,132
Restricted cash	4,399,054	4,427,439
Trade receivables, net of provision	5,496,182	11,761,228
Inventory, net	18,124,145	12,670,567
Prepayments	282,631	483,952
Other current assets	4,161,493	6,419,106
Amounts due from affiliates	12,349,734	11,147,103
Total current assets	48,795,453	52,736,527
Property and equipment, net	4,378,155	2,905,927
Goodwill	39,700	39,734
TOTAL ASSETS	$53,213,308	$55,682,188

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$11,208,645	$9,935,435
Bills payable	1,256,939	1,333,502
Trade payables	3,712,429	3,795,196
Deposits received	24,313,027	19,887,368
Other current liabilities	4,696,114	7,405,454
Amounts due to affiliates	4,177,612	2,433,340
Total current liabilities	49,364,766	44,790,295
Long-term borrowings	933,121	-
TOTAL LIABILITIES	$50,297,887	$44,790,295

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 23,323,860 shares at December 31, 2009; (23,323,860 shares at December 31, 2008)	116,619	116,619
Additional paid-in-capital	4,119,108	4,119,108
Accumulated other comprehensive income	244,371	247,279
Accumulated deficit	(6,428,091)	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(1,947,993)	3,787,560
Noncontrolling interests	4,863,414	7,104,333
TOTAL EQUITY	2,915,421	10,891,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,213,308	$55,682,188

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
Sales:
New and used vehicles	$111,879,278	$115,351,403	$99,968,991
Parts and services and others	8,064,485	7,297,701	6,534,311
Fashion apparels and accessories	1,307,497	930,411	9,169
Net sales	121,251,260	123,579,515	106,512,471

Cost of sales:
New and used vehicles	(104,227,293)	(100,359,636)	(87,694,346)
Parts and services and others	(1,775,433)	(1,715,857)	(2,071,029)
Fashion apparels and accessories	(1,908,756)	(581,167)	(3,083)
Total cost of sales	(107,911,482)	(102,656,660)	(89,768,458)

Gross profit:
New and used vehicles	7,651,985	14,991,767	12,274,645
Parts and services and others	6,289,052	5,581,844	4,463,282
Fashion apparels and accessories	(601,259)	349,244	6,086
Total gross profit	13,339,778	20,922,855	16,744,013

Selling, general and administrative expenses	(21,436,080)	(18,964,700)	(13,788,348)

Operating earnings (loss)	(8,096,302)	1,958,155	2,955,665

Other income (expenses)
Interest expenses and other finance costs	(846,734)	(569,473)	(770,521)
Share of result of an associate	-	-	(149,871)
Other income	1,003,847	1,566,567	1,178,167
Loss on disposal of interest in an associate	-	-	(252,305)
Total other income (expenses)	157,113	997,094	5,470

(Loss) Earnings before noncontrolling interests and income taxes	(7,939,189)	2,955,249	2,961,135

Provision for income taxes	(30,025)	(954,560)	(538,579)

Net (loss) earnings before noncontrolling interests	$(7,969,214)	$2,000,689	$2,422,556

Net (loss) earnings attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(5,732,645)	(185,008)	822,262
Noncontrolling interests	(2,236,569)	2,185,697	1,600,294
	$(7,969,214)	$2,000,689	$2,422,556

(Loss) Earnings per share of common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders
Basic	$(0.2458)	$(0.0079)	$0.0411

Diluted	$(0.2458)	$(0.0079)	$0.0411

Weighted average number of shares of common stock outstanding
Basic	23,323,860	23,323,860	20,019,112

Diluted	23,323,860	23,323,860	20,019,112

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
	Preferred stock		Common stock		Additional		other		Total
					paid-in	Accumulated	comprehensive	Noncontrolling	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	equity	income (loss)

Balance at December 31, 2006	-	$-	19,785,836	$98,961	$4,136,766	$(1,332,700)	$51,507	$3,318,358	$6,272,892
Issuance of common stocks in share relation exchange pursuant to a reformation agreement	-	-	3,537,977	17,690	(17,690)	-	-	-	-
Rounding adjustment	-	-	47	(32)	32	-	-	-	-
Net earnings	-	-	-	-	-	822,262	-	1,600,294	2,422,556	$2,422,556
Other comprehensive income:
Other comprehensive income released upon disposal of interest in an associate	-	-	-	-	-	-	(137,510)	-	(137,510)	(137,510)
Translation adjustments	-	-	-	-	-	-	204,895	(16)	204,879	204,879

Balance at December 31, 2007	-	-	23,323,860	116,619	4,119,108	(510,438)	118,892	4,918,636	8,762,817	$2,489,925
Net loss	-	-	-	-	-	(185,008)	-	2,185,697	2,000,689	$2,000,689
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	128,387	-	128,387	128,387

Balance at December 31, 2008	-	$-	23,323,860	$116,619	$4,119,108	$(695,446)	$247,279	$7,104,333	$10,891,893	$2,129,076
Net loss	-	-	-	-	-	(5,732,645)	-	(2,236,569)	(7,969,214)	$(7,969,214)
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	(2,908)	(4,350)	(7,258)	(7,258)

Balance at December 31, 2009	-	$-	23,323,860	$116,619	$4,119,108	$(6,428,091)	$244,371	$4,863,414	$2,915,421	$(7,976,472)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(5,732,645)	$(185,008)	$822,262
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities
Noncontrolling interests	(2,236,569)	2,185,697	1,600,294
Depreciation and amortization	1,216,267	826,722	722,361
Loss/(Gain) on disposal of property and equipment	291,680	(132,041)	(1,929)
Loss on disposal of investment in associate	-	-	252,305
Provision (written back) for bad debts and bad debts written off	(35,548)	(25,697)	63,498
Provision (written back) for inventory	245,321	4,132	(8,976)
Equity earnings of an associate	-	-	149,871
Provision for income taxes	30,025	954,560	538,579
Other non-cash items	(9,173)	102,174	162,929
Changes in operating assets and liabilities:
Trade receivables	6,300,594	(1,295,076)	742,668
Other current assets	2,458,934	(3,837,318)	(361,076)
Inventory	(5,698,899)	(3,511,765)	(2,347,071)
Trade payables	(82,767)	2,731,931	582,406
Other current liabilities	1,686,294	2,943,135	7,457,058
Net cash (used in) provided by operating activities	(1,566,486)	761,446	10,375,179

Cash flows from investing activities:
Acquisition of additional interest in a subsidiary	-	-	(39,436)
Increase in restricted cash	28,385	(3,273,213)	(768,597)
Purchases of property, plant and equipment	(2,650,575)	(1,861,611)	(417,995)
Proceeds from disposal of property and equipment	49,896	337,768	22,441
Proceeds from disposal of interest in an associate	-	-	870,000
Net cash used in investing activities	(2,572,294)	(4,797,056)	(333,587)

Cash flows from financing activities:
Repayment from (advances to) affiliates	164,094	55,264	(4,265,661)
Repayments from (advances to) an associate	-	-	(706,443)
Increase (decrease) in short-term borrowings and bills payable	1,196,647	3,223,912	(1,961,557)
Increase (decrease) in long-term borrowings	933,121	-	-
Net cash provided by (used in) financing activities	2,293,862	3,279,176	(6,933,661)

(Decrease) increase in cash and cash equivalents	(1,844,918)	(756,434)	3,107,931

Cash and cash equivalents at beginning of the year	5,827,132	6,583,566	3,475,635

Cash and cash equivalents at end of the year	$3,982,214	$5,827,132	$6,583,566

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$841,308	$569,473	$770,521
Income taxes	$293,059	$701,984	$-

Supplemental disclosure of non-cash information:
Purchases of property and equipment	$377,547	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Background

China Premium Lifestyle Enterprise, Inc. was formed in the State of Nevada on April 19, 2004.

On September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation, (“Technorient”) through a reverse merger, with the result that the shareholders of Technorient becoming the beneficial owners of approximately 49% of our stock.  The terms of the transaction were determined through arms-length negotiations between the Company and Technorient.  The transaction was completed pursuant to a Share Exchange Agreement, which was later reformed pursuant to the Reformation Agreement dated May 5, 2009, as reported by the Company in a Current Report on Form 8-K filed with the SEC on May 11, 2009.

The transaction resulted in a change of control whereby the Company issued (i) an aggregate of 89,689,881 common shares in exchange for 49% of the issued and outstanding shares of Technorient and (ii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions.  The 89,689,881 shares were issued in two tranches pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement between the Company and Technorient: (i) 72,000,000 shares were issued at closing of the share exchange on September 5, 2006, and (ii) an additional 3,537,977 shares were issued on December 7, 2007 upon the effectiveness of and giving effect to the Company’s one-for-five reverse stock split (which shares would have been equal to 17,689,881 shares on a pre-reverse split basis).

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

Background of Technorient

Technorient is a company formed in Hong Kong. It is an investment holding company. Through its subsidiaries, Technorient offers a diversified range of automotive products and services including sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts. Technorient’s operations are located primarily in Hong Kong.

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

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces our trade receivables for that customer to the amount that is reasonably believed will be collected. Additional provision may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. The allowance for doubtful accounts at December 31, 2009 was $16,246 (2008: $51,816).

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, fashion apparel and vehicle parts and accessories, and are stated at the lower of cost or market. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market. Fashion apparel inventory is valued at the first-in, first-out method and is stated at the lower of cost or market. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry. The provision for inventory as at December 31, 2009 was $245,170 (2008: $4,151).

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s trade receivables, amounts due from affiliates, trade payables, accrued liabilities approximate fair value due to their short maturities. The carrying amount of the short-term borrowings approximate fair value as these borrowings bear interest at a variable rate tied to the current market, and have terms similar to other borrowing arrangements available to the Company.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Depreciation charged to expense for the years ended December 31, 2009, 2008, and 2007 were $1,216,267, $826,722 and $722,361, respectively.

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

Goodwill

Goodwill represents the cost of an acquired business or equity interest in excess of the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, using a fair-value-based approach. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. At December 31, 2008 and 2009, goodwill was tested for impairment and no impairment was recognized.  Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, sales of vehicle parts and sales of fashion apparel and accessories. Revenues from the following components are recognized as follows:

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

Shipping and handling costs

Shipping and handling costs mainly comprise the air freight and sea freight charges, the freight forwarding services charges and other relevant surcharges, and are classified as general and operating expenses. It is charged to the consolidated statement of operations in the period in which the corresponding shipment arrived to the final destination. Total shipping and handling costs for the years ended December 31, 2009, 2008 and 2007 were $473,408, $1,634,971 and $1,273,772, respectively.

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

Advertising and marketing

The Company expenses the cost of advertising and marketing, which included media advertising and promotion events, as incurred or when such advertising and marketing events initially take place. Advertising and marketing expenses for the years ended December 31, 2009, 2008 and 2007 were $1,575,765, $1,899,491 and $1,107,165, respectively.

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

Share-based compensation

The Company has adopted Accounting Standards Codification 718 (“ASC 718”) (formerly Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment), as amended and interpreted, for its share-based compensation which required the Company to record compensation expense for all awards based on their grant date fair value. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted based on their fair value.

Pension obligations

The Company operates numerous defined contribution plans, the assets of which are generally held in a separate trustee administered fund.  The pension plans are generally funded by payments from employees and/or by the relevant group companies. The Company’s contributions to the defined contribution plans are expensed as incurred. The Company’s contributions to the defined contribution plans for the years ended December 31, 2009, 2008 and 2007 were approximately $264,300, $207,569 and $155,705, respectively.

Income taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”) (formerly SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“Fin 48”)), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. We establish valuation allowance for our deferred tax assets if the amount of expected future taxable income is not more likely than not to allow for the use of the deduction on credit. The Company’s operations are primarily located in Hong Kong and subject to Hong Kong profits tax.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net operating results for the reporting period attributable to commons stockholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. The computation of diluted earnings (loss) per share does not assume the dilutive effect of common stock equivalents as the effect of the common stock equivalents is antidilutive. See Note 5 for the computation of earnings per share.

Segment reporting

The Company determines and classifies its operating segments in accordance with ASC 280 Segment Reporting (“ASC 280”) (formerly SFAS No. 131 Disclosures About Segments Of An Enterprise And Related Information). The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics. The Company's reportable segments are (1) motor vehicles retailing, which includes sales of new and used vehicles, provision of vehicle maintenance and repair services and sales of vehicle parts, and (2) fashion apparel retailing, which includes sales of fashion apparel and accessories.

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

Warranty claims, purchase discounts, rebates or sales discounts and returns

The motor vehicles and parts the Company sells have limited warranty policy provided by the manufacturers. The warranty is limited in terms of number of parts and services covered by the warranty policy and the duration of the warranty period.  The Company does not offer any purchase discount or rebate due to the unique brand of the motor vehicle the Company sells. Sales discounts are charged to earnings in the period which the sales discounts are incurred. The Company bears the cost of any returns of the spare parts that are not covered by the manufacturer. These costs are charged to earnings in the period which the returns are incurred. Sales discounts for the years ended December 31, 2009, 2008 and 2007 were $76,566, $63,289 and $36,997, respectively.

Reclassifications

Certain financial statements line items have been reclassified to conform to the current year presentation and have no impact on the previously reported consolidated net sales, operating earnings or financial position.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

(a) Recent accounting pronouncements adopted

In June 2009, the FASB issued a standard that established the FASB ASC and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

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

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries codified within ASC 810 Consolidation (“ASC 810”).  ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  Upon adoption of ASC 810 on January 1, 2009, the Company reclassified its noncontrolling interest from minority interest to equity in the accompanying December 31, 2009 and December 31, 2008 consolidated balance sheets.  In addition, the Company has separately disclosed the amount of consolidated net loss attributable to the Company common stockholders and its noncontrolling interest in the accompanying December 31, 2009 and 2008 condensed consolidated statements of operations.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV.  In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required.  The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments.  The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For the Company, this ASU was effective October 1, 2009.  The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors. For the years ended December 31, 2009, 2008 and 2007, the Company had two vendors that each accounted for more than 10% of total supply purchases. If either of the vendors terminates their relationship with the Company or if the Company’s supply from these vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors or other vendors to be engaged. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not affect the concentration of credit risk with respect to trade payables as the Company makes the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

The Company’s business, assets and operations are currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong, and has recently expanded its operations to the People Republic of China (“PRC’). Accordingly, the Company’s business is affected to a significant degree by economic, political and legal developments in Hong Kong and PRC. Among other factors, the Company’s business may be affected by changes in laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and method of taxation, among other factors.

NOTE 5.  (LOSS)/EARNINGS PER SHARE

The computation of basic and diluted (loss) earnings per share is as follows for the years ended December 31:

	2009	2008	2007
Numerator:
Net (loss) earnings attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(5,732,645)	$(185,008)	$822,262

Denominator:
Weighted average common stock and dilutive potential common stock	23,323,860	23,323,860	20,019,112

Basic net (loss) earnings per share	$(0.2458)	$(0.0079)	$0.0411

Diluted net (loss) earnings per share	$(0.2458)	$(0.0079)	$0.0411

The weighted average common stock outstanding for the year ended December 31, 2007 have been retroactively adjusted for the Reverse Stock Split (See Note 16).

NOTE 6.  INVENTORY

Inventory by major categories at December 31 is summarized as follows:

	2009	2008
New vehicles	$10,237,561	$4,003,200
Used vehicles	5,127,326	4,837,562
Fashion apparel	-	1,716,163
Parts, accessories and other	2,759,258	2,113,642
	$18,124,145	$12,670,567

Vehicles included in inventory of approximately $4,956,258 and $1,541,204 were pledged to secure the stocking loan and other loans outstanding as of December 31, 2009 and 2008, respectively (See Note 11).

NOTE 7. OTHER CURRENT ASSETS

Other current assets by major categories at December 31 are summarized as follows:

	2009	2008
Deposits	$1,543,160	$1,565,464
Amount due from a former associate	290,425	2,183,367
Other receivables	2,327,908	2,670,275

	$4,161,493	$6,419,106

The deposits mainly comprised the deposits paid for a helicopter.  The other receivables mainly comprised the rental deposits paid.

NOTE 8.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 31 are summarized as follows:

	2009	2008
Leasehold improvements	$5,547,229	$3,516,572
Plant and machinery	1,703,474	628,831
Furniture, fixtures and office equipment	2,090,070	965,499
Motor vehicles	308,838	336,306
Total	9,649,611	5,447,208
Less: accumulated depreciation	(5,271,456)	(2,541,281)

	$4,378,155	$2,905,927

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

The following tables present audited condensed financial information of FMC as of and for the eleven months ended November 30, 2007.  The amounts included in the tables set forth below represent 100% of the financial condition and results of operations of FMC accounted for under the equity method.

The condensed balance sheet of FMC as of November 30, 2007 is as follows:

November 30, 2007
Assets
Non-current assets
Fixed assets	$2,262,745

Current assets
Cash and cash equivalents	17,627,102
Trade receivables, net of provision	2,203,390
Inventories	16,080,366
Prepayments	2,938,567
Other current assets	6,111,984

44,961,409
Total assets	$47,224,154

Liabilities and stockholders’ equity
Current liabilities
Trade payables	$11,636,882
Deposits received	12,009,014
Other current liabilities	19,175,511

42,821,407

Stockholders’ equity	4,402,747

Total liabilities and stockholders’ equity	$47,224,154

The condensed statement of income of FMC for the eleven months ended November 30, 2007 is as follows:

For the Eleven Months Ended November 30, 2007
Sales	$86,314,281
Cost of sales	(64,331,302)
Gross profit	21,982,979

Selling, general and administrative expenses	(24,817,280)
Operating earnings (loss)	(2,834,301)
Other income (expense)	2,334,731
Earnings (loss) before income taxes	(499,570)
Provision for income taxes	-
Net earnings (loss)	$(499,570)

NOTE 10.  DEFERRED TAX ASSETS AND INCOME TAXES

Deferred tax assets

Deferred taxation recognized represents foreign unused tax loss carryforwards from prior years. Gross deferred taxation comprised federal net operating loss and foreign unused tax loss carryforwards from prior years. The federal unused tax loss carryforwards in the amount of $3,113,982 expire through 2029 and the foreign unused tax loss of $3,445,833 have unlimited useful lives under the local regulation at where the unused tax losses were derived. The foreign unused tax loss carryforwards can only be utilized by the entities generating such losses.

The Company has provided valuation allowances of $2,812,604 and $1,301,806 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Net deferred tax assets at December 31 consist of the following:

	2009	2008
Deferred tax assets:
Tax loss carryforwards and gross deferred tax assets	$2,812,604	$1,301,806
Valuation allowance	(2,812,604)	(1,301,806)
Net deferred tax assets	$-	$-

Gross deferred tax assets at December 31, 2009 and 2008 were reduced by valuation allowance of $2,812,604 and $1,301,806, respectively. The total valuation allowance between periods presented increased by $1,510,798 and such increase was attributable to the tax effect on foreign tax losses incurred for the year ended December 31, 2009 of $1,000,455 at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the year ended December 31, 2009 of $510,343 at the federal tax rate of 35%.

Income taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

	2009	2008	2007
Current:
United States of America	$-	$-	$-
PRC	$30,025	$61,643	$-
Hong Kong	$-	$892,917	$-

Deferred:
United States of America	$-	$-	$-
PRC	$-	$-	$-
Hong Kong	$-	$-	$538,579

No provision of current income tax was provided for the year ended December 31, 2007 as either the assessable profits were set off by the unused tax loss carryforwards or non assessable profits were derived.

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended December 31 is as follows:

	2009	2008	2007
Provision for income taxes at statutory rate of 35%	$(2,778,716)	$1,034,337	$1,036,397
State and local income taxes	-	-	-
Foreign	1,389,417	(466,254)	(622,968)
Non-deductible expenses and non-assessable profits	(130,095)	(193,796)	(82,564)
Tax losses not yet recognized	1,549,419	699,893	207,714
Utilization of unrecognized tax losses	-	(119,620)	-
Income taxes	$30,025	$954,560	$538,579

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated.  U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries.  The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries.  It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriated all undistributed foreign earnings.  However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

NOTE 11.  BORROWINGS AND BILLS PAYABLE

The Company's borrowings at December 31 consist of the following:

	2009	2008
Bank borrowings	$5,081,938	$8,790,806
Stocking loans	5,374,489	1,144,629
Unsecured bank borrowings	1,427,477	-
Other loans	257,862	-
	12,141,766	9,935,435
Borrowings due after one year – unsecured bank borrowings (Note 12)	(933,121)	-
Short-term borrowings	$11,208,645	$9,935,435

The bank borrowings, which are mainly used to finance the purchase of vehicles, and stocking loans are secured by pledged bank deposits and/or guarantees provided by fellow subsidiaries and are interest-bearing. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the year ended December 31, 2009 were from 2.60% to 10.00% per annum (2008: 4.25% to 6.25% per annum). Vehicles included in inventory of approximately $4,956,258 and $1,541,204 were pledged to secure the stocking loans outstanding as of December 31, 2009 and 2008, respectively (See Note 6). The weighted average effective interest rate on the borrowings as at December 31, 2009 was 5.69% (2008: 4.90%).

Bills payable for both periods presented represent letters of credit obtained for the purchase of motor vehicles and are interest free. Once the bills payable are due, the bills payable are converted to bank borrowings.

NOTE 12.  LONG-TERM BORROWINGS

Maturities of long-term borrowings (excluding discounts) outstanding at December 31, 2009, are summarized as follows:

Unsecured bank borrowings
2011	$522,241
2012	410,880
$933,121

The long-term borrowings, which are mainly used for working capital purpose. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the year ended December 31, 2009 was 5.50% per annum. The weighted average effective interest rate on the long-term borrowings as at December 31, 2009 was 5.50%.

NOTE 13.  DEPOSITS RECEIVED

The deposits received mainly represent the amounts received from customers in relation to the purchase of new vehicles. The customer is required to make a deposit when a sales contract is executed between the customer and the Company and the amount of deposit being made is in accordance to the terms and conditions of the sales contract.

NOTE 14.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories at December 31 are summarized as follows:

	2009	2008
Accruals	$1,150,702	$1,687,143
Other payables	3,545,412	5,718,311
	$4,696,114	$7,405,454

Other payables mainly comprised the first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 15.  AMOUNTS DUE FROM/TO AFFILIATES

The amounts due from/to affiliates comprised the amounts due from/to entities that are under the common control, where Mr. Richard Man Fai LEE is the common director of the Company and the affiliates.

Of the amounts due from affiliates as of December 31, 2009, approximately $12,184,640 (2008: $11,031,165) in aggregate were unsecured, interests bearing at a rate of 5.5% per annum (2008: 5.5% per annum) and payable on demand.  The remaining amounts due from related parties of approximately $165,094 (2008: $115,938) were unsecured, interest free and payable on demand.   The transactions resulting in amounts due from affiliates were interest bearing loans to the affiliate companies mainly for the purpose of providing working capital to such companies.  The amounts due to affiliates were unsecured, interest free and repayable on demand.

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

NOTE 16. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2009, is 100,000,000 shares of common stock, par value $0.005. At December 31, 2009, 23,323,860 shares of common stock were issued and outstanding.

Common stock

The following is the movement of common stock for the period from July 1, 2006 to September 4, 2006:

-
During August 2006, 1,800,000 shares of common stock of the Company owned by Fred De Luca and Federico G. Cabo, former directors of the Company, were cancelled pursuant to the share exchange agreement in connection to the reverse merger.

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

On May 5, 2009, the Company entered into a reformation (“Reformation”) of the Share Exchange Agreement. Pursuant to the Reformation, the parties agreed that the 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the 972,728 shares (the “Exchange Shares”) of purported Series A Convertible Preferred Stock issued in exchange for shares of the capital stock of Technorient were agreed to have been issued in lieu of the Exchange Shares themselves.   The parties to the Reformation further agreed that an aggregate of 14,400,000 shares of the Company’s common stock were deemed to have been issued on the closing date of the Share Exchange Agreement, and that upon the effectiveness of and giving effect to the Reverse Stock Split on December 7, 2007, an aggregate of an additional 3,537,977 shares of common stock were deemed to have been issued.

NOTE 17.  EQUITY STOCK PLAN

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

The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been no options granted under the 2005 Plan during the periods presented and the number of securities remaining available for future issuance under the 2005 Plan was 19,500 as of December 31, 2009.

NOTE 18.  INTEREST EXPENSES AND OTHER FINANCE COSTS

Interest expenses represent interest charged by banks and other financial institution on bank borrowings and stocking loans granted to the Company and are computed based on the applicable interest rates on the unpaid amounts of those bank borrowings or stocking loans. The range of effective interest rates on the Company’s borrowings for the year ended December 31, 2009 were from 2.60% to 10.00% per annum (2008: 4.25% to 6.25% per annum).

Other finance costs comprised bank and administrative charges charged by banks on the opening and drawing letter of credit. The bank and administrative charges are computed based on a certain percentage of the amount as per each individual letter of credit.

NOTE 19.  BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

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

Information by industry segment is set forth below for the years ended December 31:

2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$119,943,763	$1,307,497	$-	$-	$121,251,260
Inter-segment sales	-	-	-	-	-
Net sales	119,943,763	$1,307,497	-	-	121,251,260

Results
Operating loss	(4,493,421)	(2,144,760)	(1,458,121)		(8,096,302)

Interest revenue	18,721	-	-		18,721

Interest expense	(827,686)	(19,048)	-		(846,734)

Other income	946,982	38,144			985,126

Loss before income taxes					(7,939,189)

Provision for income tax	(30,025)	-	-		(30,025)

Net loss					(7,969,214)

2008	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$122,649,104	$930,411	$-	$-	$123,579.515
Inter-segment sales	2,441	-	-	(2,441)	-
Net sales	122,651,545	$930,411	-	(2,441)	123,579,515

Results
Operating earnings (loss)	4,479,778	(1,209,140)	(1,312,483)		1,958,155

Interest revenue	101,779	12,650	-		114,429

Interest expense	(554,747)	(14,726)	-		(569,473)

Other income	1,431,941	20,197	-		1,452,138

Earnings before income taxes					2,955,249

Provision for income tax	(954,560)	-	-		(954,560)

Net earnings					2,000,689

2007	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$106,503,302	$9,169	$-	$-	$106,512,471
Inter-segment sales	-	-	-	-	-
Net sales	106,503,302	$9,169	-	-	106,512,471

Results
Operating earnings (loss)	3,883,557	(174,508)	(753,384)		2,955,665

Interest revenue	28,248	-	-		28,248

Interest expense	(770,243)	(278)	-		(770,521)

Other income	1,149,908	11	-		1,149,919

Loss on disposal of interest in an associate					(252,305)

Share of result of an associate					(149,871)

Earnings before income taxes					2,961,135

Provision for income tax	(538,579)	-	-		(538,579)

Net earnings					2,422,556

	Vehicles	Fashion Apparel	Corporate	Consolidated
2009
Total assets	$53,096,689	$116,132	$487	$53,213,308
Depreciation and amortization	1,213,619	2,648	-	1,216,267
Net capital expenditures	3,020,249	7,873	-	3,028,122

2008
Total assets	$53,363,259	$2,318,442	$487	$55,682,188
Depreciation and amortization	761,274	65,448	-	826,722
Net capital expenditures	1,611,026	250,585	-	1,861,611

Geographic Information:

No segment information is provided as the Group only has one geographical segment. The Group’s reportable business segments are Vehicle and Fashion Apparel, which operations are located in the PRC (including Hong Kong and Macau). Sales were predominately made to customers located in the PRC (including Hong Kong and Macau).

 NOTE 20.  COMMITMENTS AND CONTINGENT LIABILITIES

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

Settlement of Federal Court Action

On December 19, 2008, the Company filed an action, styled China Premium Lifestyle Enterprise, Inc. v. Happy Emerald Limited, et al., in the United States District Court, Central District of California, Case No. SACV08-1439 (the “Federal Court Action”), asserting claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief.  The Company named Happy Emerald Ltd., a purported British Virgin Islands corporate entity (“HEL”), Global Premium Brands Co., Inc., a defunct California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Fred De Luca, Charles Miseroy, Delia Rodriguez, Robert G. Pautsch, Richard Cabo, Federico Cabo, Bern Noble Ltd., a Nevada corporation (“Bern Noble”) and C&H Capital, Inc., a Georgia corporation, as defendants (collectively, the “Defendants”).

Effective March 1, 2010, the Company settled the Federal Court Action.  Under the terms of the settlement: (1) certain Defendants returned to the Company for cancellation 247,798 shares of purported preferred stock and 4,569,619 shares of common stock; (2) Mr. De Luca, a member of the Company’s board of directors and a defendant in the action, resigned from the board of directors effective March 1, 2010; (3) the parties executed a mutual release; and (4) the Company dismissed the action with prejudice.

In December 2006, the Company had delivered 65,454 shares of preferred stock to Bern Noble for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  In connection with the settlement of the Federal Court Action, on March 1, 2010, Bern Noble agreed to return the 1,210,631 shares of common stock (which were derived from unauthorized shares of preferred stock) to the Company for cancellation and the Company agreed to issue Bern Noble an equal number of new shares of common stock in consideration of the services previously rendered to the Company in 2006.  The Company agreed to issue the new shares in nine monthly installments, commencing on March 15, 2010.

Addison-Davis Litigation

 On or about December 1, 2009, the Company was made aware that it was named as a co-defendant in a state court action, Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  The Company was formally served in the action on April 28, 2010.   The current date for the Company to respond to the complaint is May 28, 2010.  In the action, the plaintiff, which is the Company’s former parent company, alleges that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleges that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleges that as a result of the plaintiff’s former chief executive officer’s alleged conduct, the plaintiff was forced to seek bankruptcy protection in September 2006.  The plaintiff named the Company as a co-defendant in four of the thirteen causes of action in the complaint (plaintiff’s claims for conversion, constructive trust, unjust enrichment and accounting).   The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to it at this time or to estimate the amount or range of a possible loss.  However, an adverse result in this proceeding could have a material adverse effect on the Company’s operations.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and the PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2009 are as follows:

2010	$3,330,508
2011	2,200,806
2012	1,920,046
2013	1,823,365
2014	1,636,293
Later years	5,999,741
$16,910,759

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $4,181,364, $3,507,032 and $1,291,705, respectively.

Employment Agreements

The Company maintains employment agreements with its executive officers which extend through 2009. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of December 31, 2009, committed compensation to the executives and other key employees totaling approximately $261,792 (2008: $617,258) remain in effect.

NOTE 21.  RELATED PARTY BALANCES AND TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2009, 2008 and 2007:

	Note	2009	2008	2007
Sales to:
- A related company	(a)	$-	$-	$395,277
- Affiliates	(a)	194,456	30,068	203,853

Purchases from:
- Director of the Company	(a)	-	600,000	173,115
- Affiliates	(a)	977,698	97,332	261,179
- An associate	(a)	-	-	6,831,036

Interest received from:
- Affiliates	(b)	650,107	579,640	605,496

Management fee paid to:
- Affiliates	(c)	397,889	386,852	-

Management fee received from:
- Affiliates	(c)	185,775	184,938	153,880

Service fee from:
- An associate	(c)	-	-	630,802

Rental paid to:
- Affiliates	(c)	15,226	13,903	2,180

Rental income received from:
- Affiliates	(c)	77,406	154,115	-

Building management fee paid to:
- Affiliates	(c)	3,100	2,707	614

Warehouse expenses paid to:
- Affiliates	(c)	15,359	11,104	-

Notes:
(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.
(b)	The loan advance to an affiliate is unsecured, bears interest at 5.5% per annum (2008: 5.5% per annum; 2007: 8.25% to 8.5% per annum) and repayable on demand.
(c)	The transactions were carried out at terms agreed between both parties.

NOTE 22. SUBSEQUENT EVENT

Settlement of Federal Court Action

Effective March 1, 2010, the Company settled their federal court action for breach of contract, fraud, conversion and breach of fiduciary duty against Happy Emerald Ltd., a purported British Virgin Islands corporate entity, Global Premium Brands Co., Inc., a defunct California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Fred De Luca, Charles Miseroy, Delia Rodriguez, Robert G. Pautsch, Richard Cabo, Federico Cabo, Bern Noble Ltd., a Nevada corporation and C&H Capital, Inc., a Georgia corporation (the “Defendants”).  Under the terms of the settlement: (1) certain Defendants returned to the Company for cancellation 247,798 shares of purported preferred stock and 4,569,619 shares of common stock; (2) Mr. De Luca, a member of the Company’s board of directors and a defendant in the action, resigned from the board of directors effective March 1, 2010; (3) the parties executed a mutual release; and (4) the Company dismissed the action with prejudice.  In December 2006, the Company had delivered 65,454 shares of preferred stock to Bern Noble for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  In connection with the settlement of the Federal Court Action, on March 1, 2010, Bern Noble agreed to return the 1,210,631 shares of common stock (which were derived from unauthorized shares of preferred stock) to the Company for cancellation and the Company agreed to issue Bern Noble an equal number of new shares of common stock in consideration of the services previously rendered to the Company in 2006.  The Company agreed to issue the new shares in nine monthly installments, commencing on March 15, 2010.

Restatement

On April 20, 2010, the Company’s management concluded that the Company’s audited financial statements for the years ended December 31, 2008, 2007 and 2006, and the Company’s unaudited interim financial statements for the periods ended March 31, 2006 through September 30, 2009, should not be relied upon and should be restated primarily because certain corporate actions taken by the Company’s prior management and majority shareholders were approved in a manner that contravened the Company’s bylaws and resulted in the invalid issuance of shares of the Company’s capital stock.  These various matters made the financial statements inaccurate in connection with, among other things, the effect of the share exchange transaction among the Company, Fred De Luca, Corich Enterprises, Inc., a British Virgin Islands corporation, Herbert Adamczyk and Technorient Limited, a Hong Kong corporation, that closed on September 5, 2006.

These errors, which were previously unknown to the Company’s current management, were discovered during the pendency of the Company’s recent federal court action for breach of contract, fraud, conversion and breach of fiduciary duty against, among others, members of the Company’s prior management and majority shareholders.  The action, styled China Premium Lifestyle Enterprise, Inc. v. Happy Emerald Limited, et al., was settled effective March 1, 2010.  As a result of having discovered these errors, and in connection with the settlement of the federal court action, the management concluded that certain restatements should be made to the Company’s audited financial statements for the years ended December 31, 2008, 2007 and 2006, and the Company’s unaudited interim financial statements for the periods ended March 31, 2006 through September 30, 2009.

Upon further analysis, on May 14, 2010, the Company’s management concluded that reliance on the Company’s unaudited interim financial statements for the period ended March 31, 2006 should not have been withdrawn and that no restatements should be made to the financial statements for such period.  However, the Company’s management concluded that certain notes in the Company’s unaudited interim financial statements included in the quarterly report on Form 10-QSB for the period ended March 31, 2006 needed to be amended.  In addition, the Company’s management concluded that certain notes in the Company’s audited financial statements included in the annual report on Form 10-KSB for the Company’s former fiscal year ended June 30, 2006 also needed to be amended.

 Certificates of Correction to Articles of Incorporation

On April 29, 2010, the Company filed four (4) Certificates of Correction with the Nevada Secretary of State to correct certain items in its Articles of Incorporation.  Each Certificate of Correction corrects a separate filing made with the Nevada Secretary of State.

The first Certificate of Correction corrects the Certificate of Amendment that was filed with the Nevada Secretary of State on April 7, 2006.  The Certificate of Amendment, as originally filed, provided that the total number of shares we were authorized to issue was 200,000,000 shares, comprised of 100,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.  The Certificate of Amendment purported to amend the Company’s original Articles of Incorporation, as filed with the Nevada Secretary of State on April 19, 2004, which provided that the total number of shares the Company was authorized to issue was 100,000,000 shares of common stock, par value $0.001.  As discussed in its prior filings with the Securities and Exchange Commission (the “SEC”), the Company determined that the Certificate of Amendment was invalid and of no force or effect because the Certificate of Amendment was approved by a majority of its stockholders acting by written consent in contravention of Article II, Section 10 of the Company’s By-Laws, which requires that actions taken by written consent of the stockholders be unanimous.  As a result, the Company determined that it has never been authorized to issue any shares of any class or series of preferred stock.  Based on this determination, the total number of shares that the Company was authorized to issue, as stated in the Certificate of Amendment, was inaccurate.  The first Certificate of Correction corrects the inaccuracy by providing that the total number of shares the Company was authorized to issue as of April 7, 2006 was 100,000,000 shares of common stock, par value $0.001.

The second Certificate of Correction corrects the Certificate of Designation that was filed with the Nevada Secretary of State on August 16, 2006.  The Certificate of Designation, as originally filed, provided that 2,000,000 shares of the Company’s purported class of 100,000,000 shares of “blank check” preferred stock were designated as “Series A Convertible Preferred Stock.”  As discussed in prior filings with the SEC, the Company determined that the Certificate of Designation is invalid and of no force and effect because, at the time of the filing of the Certificate of Designation, the Company’s Articles of Incorporation did not authorize the issuance of any shares of any class or series of preferred stock or authorize the Board of Directors to designate the rights, preferences and privileges of any shares of any purported class of “blank check” preferred stock.  As a result, the Company determined that the Certificate of Designation should not have been filed and that the total number of shares the Company was authorized to issue, as stated in the Certificate of Designation, was inaccurate.  The second Certificate of Correction corrects the inaccuracy by providing that the Certificate of Designation should not have been filed and that the total number of shares the Company was authorized to issue as of August 16, 2006 was 100,000,000 shares of common stock, par value $0.001.

The third Certificate of Correction corrects the Certificate of Amendment that was filed with the Nevada Secretary of State on December 18, 2006.  The Certificate of Amendment, as originally filed, provided that the total number of shares the Company was authorized to issue was 500,000,000 shares, comprised of 400,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001.  Further, as discussed in prior filings with the SEC, the Company also determined that the Certificate of Amendment, dated December 18, 2006, is invalid and of no force or effect because the Certificate of Amendment was approved by a majority of its stockholders acting by written consent in contravention of Article II, Section 10 of the Company’s By-Laws, which requires that actions taken by written consent of the stockholders be unanimous.  As a result, the Company determined that it has never been authorized to issue any shares of any class or series of preferred stock or any shares of common stock in excess of 100,000,000 shares.  Based on that determination, the total number of shares which the Company was authorized to issue, as stated in the Certificate of Amendment, dated December 18, 2006, was inaccurate.  The third Certificate of Correction corrects the inaccuracy by providing that the total number of shares the Company was authorized to issue as of December 18, 2006 was 100,000,000 shares of common stock, par value $0.001.

The fourth Certificate of Correction corrects the Certificate of Change Pursuant to NRS 78.209 that was filed with the Nevada Secretary of State on December 7, 2007.  The Certificate of Change, as originally filed: (i)  effected a reverse stock split pursuant to which each five (5) shares of common stock, par value $0.001, then outstanding were automatically converted into one (1) share of common stock, par value $0.005; and (ii) provided that no changes were made in the number of the Company’s authorized shares.  As a result, the Certificate of Change incorrectly provided that the total number of shares the Company was authorized to issue was 500,000,000 shares, comprised of 400,000,000 shares of common stock, par value $0.005, and 100,000,000 shares of preferred stock, par value $0.001.  As discussed above, the Company determined that the Certificates of Amendment, dated April 7 and December 18, 2006, were invalid and of no force or effect and that, as a result, the Company was never authorized to issue any shares of any class or series of preferred stock or any shares of common stock in excess of 100,000,000 shares.  Based on that determination, the total number of shares which the Company was authorized to issue, as stated in the Certificate of Change, was inaccurate.  However, the authorization of the reverse stock split and the change of the par value of the common stock from $0.001 to $0.005 was validly effected by the vote of the majority of the Company’s stockholders at its Annual Meeting of Stockholders on December 7, 2007.  The fourth Certificate of Correction corrects the inaccuracy by providing that the total number of shares the Company is currently authorized to issue is 100,000,000 shares of common stock, par value $0.005.

The Company evaluated all events or transactions through the date of this filing, which is the date the financial statements were issued.  During this period, other than those disclosed above, the Company did not have any material subsequent events that impacted the consolidated financial statements.

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

During the pendency of the Federal Court Action and preparing for our 2009 year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the period ended March 31, 2006 through the period ended September 30, 2009, which resulted in restatements described in the Explanatory Note at the beginning of the Amended 2008 Form 10-K and Note 22 of the Notes to the consolidated financial statements included in the Amended 2008 Form 10-K.

Our management identified internal control deficiencies which resulted in the material restatements described above and which, in our management’s judgment, represented a material weakness in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for certain transactions to ensure that such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP.

Specifically, the control deficiencies related to:

•	the invalid adoption of certain purported amendments to our Articles of Incorporation,

•	the unauthorized issuance by prior management of shares of our capital stock, and

•	the lack of recognition of the receipt of services from certain third party consultants on our financial statements.

In the course of our revised assessment of internal controls over financial reporting, we also re-assessed our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  We determined that our material weakness in internal controls over financial reporting was also a weakness in our disclosure controls and procedures, since such weakness related to the disclosure controls which provide us with reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles.

As a result, management restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of the period ended March 31, 2006 through the period ended September 30, 2009.

Management has taken steps to remediate these deficiencies in our internal control over financial reporting.  These steps are described below in the section entitled “Changes in Internal Control Over Financial Reporting.”  Management will continue to evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and implement improvements, as necessary.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

This Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report

Changes in Internal Control Over Financial Reporting

Changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting, are as follows:

•	retaining new advisors to advise us and adopting a policy to consult with such advisors (or other outside experts) regarding complex legal and accounting issues.

•	completing a review and updated risk assessment of all of our financial controls and procedures; and

•	reviewing and instituting controls for each weakness.

Except as set forth above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Director Since
Richard Man Fai Lee	53	Chief Executive Officer, President and Chairman of the Board of Directors	November 2006
Herbert Adamczyk	69	Chief Operating Officer and Director	November 2006
Joseph Tik Tung Wong	53	Chief Financial Officer and Treasurer	November 2006
Yun Fai Leung	53	Independent Non-Executive Director	November 2008

BUSINESS EXPERIENCE DESCRIPTIONS

The business background descriptions of the executive officers and directors are as follows:

Richard Man Fai Lee has served as the Company’s Chief Executive Officer and President since 2006.  Dr. Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited, a Hong Kong Stock Exchange listed company, and through Corich Enterprises Inc., the controlling shareholder of Technorient Limited. He is responsible for formulating the overall strategic planning and business development of Wo Kee Hong (Holdings) Limited and its group companies (the “Wo Kee Hong Group”), which include the Company. Dr. Lee has 30 years experience in marketing consumer products. He has a bachelor’s degree and a master's degree in business administration from the University of Minnesota. In September 2006, Dr. Lee was bestowed the title of “Commander of the Order of the Star of Italian Solidarity” by Hon. Romano Prodi, the Prime Minister of Italy, in recognition of his contribution in advancing Italian business and culture in Hong Kong and China. He was also elected and had served for two consecutive terms as the Chairman of the Radio Association of Hong Kong, the trade association of audio visual business in Hong Kong. He has been with the Wo Kee Hong Group for 26 years.

Herbert Adamczyk has served as the Company’s Chief Operating Officer since 2006. Mr. Adamczyk is also the Managing Director of Technorient. He has over 45 years of experience in the automotive trade in Hong Kong. Originally a semi-professional racing driver and a senior engineer with Volkswagen and Porsche in Germany, Middle East and Hong Kong, Mr. Adamczyk has been with Technorient, a member of the Wo Kee Hong Group, for 27 years.

Joseph Tik Tung Wong, FCCA, CPA, has served as the Company’s Chief Financial Officer and Treasurer since 2006 and the Corporate Secretary since 2009. Mr. Wong is also an Executive Director, the Chief Financial Officer and the Company Secretary of Wo Kee Hong (Holdings) Limited. He is a qualified accountant, a fellow member of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants. He is an Independent Non-executive Director of each of Chi Cheung Investment Company, Limited and China Energy Development Holdings Limited.

Yun Fai Leung is an independent non-executive Director of the Company.  Mr. Leung has been a senior manager at HLM & Co a certified public accounting firm since June 2004.  From March 2000 to June 2004, Mr. Leung was a director at High Progress Consultants LTD where he worked in finance and investment projects.  Mr. Leung is also currently a director of G-Prop (Holdings) Ltd., a Hong Kong listed public company, and High Progress Consultants Ltd.  Mr. Leung received his BBA from Newport University.

OTHER KEY MANAGEMENT

In addition to Messrs. Lee, Adamczyk and Wong whose biographical information is set forth above, the following individual constitute the senior management of the Technorient Group.

John Newman - MIMI, is the Executive Vice President of the Company.  He is also Wo Kee Hong Group General Manager of Auto Italia and IML, both subsidiaries of the Technorient Group.  He has 22 years of experience with blue chip sports and luxury car manufacturers and importers, and was a director of a successful motor racing team in Europe. He holds a Diploma in Business and Finance, is a qualified pilot and is a member of the Institute of the Motor Industry in the UK. Experienced in sales, marketing, distribution, dealer development, media communications and customer relationship management, he joined the company in 2005.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Richard Lee, our Chief Executive Officer, was also a director of Forward International Singapore (Private) Limited, Wo Kee Hong (Singapore) Pte Limited and Forward Electronics (Malaysia) Sdn. Bhd.  Forward International Singapore (Private) Limited and Wo Kee Hong (Singapore) Pte Limited had been dissolved pursuant to creditors’ winding-up proceedings commenced in the High Court of the Republic of Singapore based on an outstanding judgment debt on January 4, 2002 for the amount of Singapore Dollars 4,074,944.10 and Singapore Dollars 2,024,942.53, respectively. These winding-up proceedings concluded on September 8, 2005. Creditors’ winding up proceedings of Forward Electronics (Malaysia) Sdn. Bhd. was commenced on February 13, 2008 at the High Court of Malaysia at Kuala Lumpur and was based on an outstanding judgment debt for the amount of Malaysian Ringgits 670,060.77.  A winding up petition was held on April 29, 2009 in relation thereto.

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

Federico G. Cabo, the Company’s former Chief Executive Officer and a former Director, Charles Miseroy, the Company’s former Chief Financial Officer, Robert G. Pautsch, the Company’s former President and a former Director, and Fred De Luca, the Company’s former Secretary and a former Director, were named as defendants in the Company’s Federal Court Action against Happy Emerald Limited, et al.  On March 1, 2010, we settled the Federal Court Action.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the disclosure contained in Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence, of this Report.

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

Dr. Richard Man Fai Lee has been appointed as the Chairman of the Board of Directors and is also our Chief Executive Officer. In this capacity, he is responsible for meeting with the other executive officers and the Board to review financial and operating results, agendas and minutes of board and committee meetings, and presiding at the meetings of the committees of the Board of Directors.  On November 8, 2007, Mr. Federico G. Cabo and Mr. Fred De Luca were re-elected as directors by a unanimous vote of all of the holders of preferred stock. However, as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  As a result, the Company disputes whether Messrs. Cabo and De Luca were properly elected to the Board of Directors.  Mr. Cabo resigned as a director of the Company on March 27, 2008.   Nils A. Ollquist resigned as a director of the Company effective August 12, 2009.  Further, Mr. De Luca resigned as a director of the Company on March 1, 2010, in connection with the settlement of the Federal Court Action.   For a more detailed discussion of the Federal Court Action and the settlement, please refer to the disclosure contained in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, of this Report.

Board Committees and Audit Committee Financial Expert

As of the date of this annual report, our Board of Directors had not appointed an audit, nominating or compensation committee; however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Exchange Act of 1934, as amended. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees, including audit, nomination and compensation committees as necessary and advisable in the future, to facilitate the management of our business.

On November 13, 2008, prior to the Company’s filing of the Federal Court Action against Happy Emerald Limited, et al., the Board of Directors formed a Litigation Committee and appointed Dr. Richard Lee, Mr. Herbert Adamczyk and Mr. Yun Fai Leung to serve as the committee’s members on an indefinite basis.  The Litigation Committee was formed for the purpose of assisting and evaluating the Company’s legal rights and interests with respect to the shares of Series A Preferred Stock that were purportedly issued to Happy Emerald Limited, all shares of common stock converted therefrom, and related matters and for making a determination as to whether the Company should file a lawsuit to protect those rights and interests.  As discussed in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, of this Report, the Federal Court Action has now been settled.  As a result of the settlement, the Litigation Committee now comprises the entire Board of Directors and as such, plans to disband the Litigation Committee are currently under discussion.

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

On November 8, 2007, Mr. Federico G. Cabo and Mr. Fred De Luca were re-elected as directors by a unanimous vote of all of the holders of preferred stock. However, as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  As a result, the Company disputes whether Messrs. Cabo and De Luca were properly elected to the Board of Directors and accordingly suspended payments of director fees to Messrs. Cabo and De Luca.  Mr. Cabo resigned from our Board effective March 27, 2008.  Further, as part of the settlement of the Company’s Federal Court Action, Mr. De Luca agreed that he was not owed any compensation whatsoever for any services provided by him to the Company, including in his capacity as a director.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the disclosure contained in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, of this Report.

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last three fiscal years. The table only includes compensation information regarding our executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Richard Man Fai Lee,	2009	148,320	-	-	-	-	-	-	148,320
Chief Executive	2008	144,660	-	-	-	-	-	-	144,660
Officer and President (1)	2007	144,000	-	-	-	-	-	-	144,000

Herbert Adamczyk,	2009	98,880	-	-	-	-	-	-	98,880
Chief Operating	2008	96,440	-	-	-	-	-	-	96,440
Officer (2)	2007	96,000	-	-	-	-	-	-	96,000

Joseph Tik Tung Wong,	2009	61,800	-	-	-	-	-	-	61,800
Chief Financial	2008	60,275	-	-	-	-	-	-	60,275
Officer and Treasurer (3)	2007	60,000	-	-	-	-	-	-	60,000

(1)
Dr. Richard Man Fai Lee was appointed as Chief Executive Officer and President of the Company on November 6, 2006.  Pursuant to an Employment Agreement effective November 6, 2008, Dr. Lee was re-appointed Chief Executive Officer and President of the Company.

(2)
Mr. Herbert Adamczyk was appointed as Chief Operating Officer of the Company on November 6, 2006.  Pursuant to an Employment Agreement effective November 6, 2008, Mr. Adamczyk was re-appointed Chief Operating Officer of the Company.

(3)
Mr. Joseph Tik Tung Wong was appointed as Chief Financial Officer and Treasurer of the Company on November 6, 2006. Pursuant to an Employment Agreement effective November 6, 2008, Mr. Wong was re-appointed Chief Financial Officer and Treasurer of the Company.

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

The Company entered into an Employment Agreement with Dr. Richard Man Fai Lee on November 6, 2008. Effective November 6, 2008, Dr. Lee was re-appointed Chief Executive Officer and President of the Company and his salary is US$148,320 per year for a term of two years. Such salary is subject to an annual review and upward adjustment or no adjustment in the sole discretion of the Company. Dr. Lee is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Dr. Lee is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Dr. Lee incurs in connection with the performance of his duties. Dr. Lee is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

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

The Company entered into an Employment Agreement with Mr. Joseph Tik Tung Wong on November 6, 2008.  Effective November 6, 2008, Mr. Wong was re-appointed Chief Financial Officer and Treasurer of the Company.  Effective October 1, 2009, Mr. Wong was appointed as the Company’s Secretary.  Mr. Wong’s salary is US$61,800 per year for a term of two years. Such salary is subject to an annual review and upward adjustment or no adjustment in the sole discretion of the Company. Mr. Wong is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Wong is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Wong incurs in connection with the performance of his duties. Mr. Wong is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

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

The Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement.  As of December 31, 2009, there were 2,402,500 shares (before adjustment for the stock split taken place on December 7, 2007) issued and no options granted and outstanding under the 2005 Plan, and 19,500 shares were available for options, stock awards and stock bonus grants.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information with respect to the beneficial ownership of our common stock as of May 17, 2010 by the following persons:

•	each of our directors;
•	each of our executive officers named in the Summary Compensation Table under “Item 6. Executive Compensation – Summary Compensation Table”;
•	each person known by us to beneficially own more than 5% of any class of our outstanding voting securities; and
•	all of our directors and executive officers as a group.

As of May 17, 2010, there were 24,534,491 shares of common stock outstanding.

As used in the table below, the term “beneficial ownership” is defined by the SEC’s rules to mean:

•	the sole or shared power to vote, or to direct the voting of, a security, or
•	the sole or shared power to dispose of, or to direct the disposition of, a security.

Information contained in this table does not necessarily indicate beneficial ownership for any other purpose, such as under any tax law.  This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Wo Kee Hong Building, 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong.  Applicable percentages are based upon 24,534,491 voting shares of common stock outstanding as of May 17, 2010.

Name of Executive Officers and Directors	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (%)
Richard Man Fai Lee, CEO, President and Chairman	0 0	(1)	0
Herbert Adamczyk, Chief Operating Officer and Director	3,084,665		12.6
Joseph Tik Tung Wong, Chief Financial Officer, Treasurer and Secretary	0		0
Yun Fai Leung, Director	0		0
Name of Principal Stockholders (5% Beneficial Owners)
Corich Enterprises Inc.	12,211,569	(2)	49.7
Wo Kee Hong (Holdings) Limited	12,211,569	(2)	49.7
Wo Kee Hong (B.V.I.) Limited	12,211,569	(2)	49.7
Main Pacific Ltd.	1,460,000	(3)	5.9
All directors and executive officers as a group (4 persons)	3,084,665		12.6

* denotes holdings of less than 1%

(1)
Dr. Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited. Dr. Lee is one of the beneficiaries of a discretionary trust the trustee of which holds a 25.64% interest in Wo Kee Hong (Holdings) Limited. Dr. Lee personally hold approximately 11.89% interest in Wo Kee Hong (Holdings) Limited. Dr. Lee disclaims beneficial ownership of the shares of the Company beneficially owned by Wo Kee Hong (Holdings) Limited.

(2)
Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc., which, is the direct stockholder of record of these shares. All three of these entities share voting power over these shares.

(3)	Main Pacific Ltd.’s address is c/o Vision AS, L20 Far East Consortium Building, 121 Des Voeux Road Central, Hong Kong, SAR.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Set forth below is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2009, 2008 and 2007.  Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc.  All of these entities own beneficially 48 % of our common stock.  Corich Enterprises Inc. is the direct stockholder of record of these shares.  All three of these entities share voting power over these shares.

	Note	2009	2008	2007
		$	$	$
Sales to:
- Wo Kee Hong Limited, Affiliate	(a)	186,762	-	187,272
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	-	27,850	16,581
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	-	-	-
-Vogue World Limited, related company	(a)	-	-	395,277
- Auto Sportiva Limited. Affiliate	(a)	233	2,217	-
- Noble Brand Investments Limited	(a)	593	-	-
- Wo Kee Administration Limited	(a)	6,867	-	-

Purchases from:
- Wo Kee Hong Limited, Affiliate	(a)	389,966	18,546	111,305
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	-	-	2,693
- Wo Kee Services Limited, Affiliates	(a)	474	18,732	18,069
- Auto Sportiva Limited, Affiliates	(a)	570,372	60,054	129,054

	Note	2009	2008	2007
		$	$	$
- Mega Warehouse (HK) Limited, Affiliates	(a)	-	-	58
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	-	-	6,831,036
- Jeff Man Bun Lee, Director of Technorient Limited	(a)	-	-	173,115
- Dr Richard Lee. Director	(a)	600,000	600,000	-
- Grow Bright Limited	(a)	16,886	-	-

Interest received from:
- Wo Kee Hong Limited, Affiliate	(b)	-	-	77,282
- Auto Sportiva Limited, Affiliates	(b)	177,494	143,490	226,565
- Keyforce Holdings Limited, Affiliates	(b)	317,963	281,314	286,688
- Keyforce (BVI) Limited, Affiliates	(b)	154,651	145,733	14,961
- Wo Kee Hong (Holdings) Limited. Affiliate	(b)	-	9,104	-

Management fee received from:
- Auto Sportiva Limited, Affiliates	(c)	108,369	107,880	76,940
- Keyforce Holdings Limited, Affiliates	(c)	38,703	38,529	38,470
- Noble Brand Investment Limited, Affiliates	(c)	38,703	38,529	38,470

Management fee paid to:
- Wo Kee Hong (Holdings) Limited, Affiliate	(c)	-	308,228	-
- Wo Kee Administration Limited. Affiliate	(c)	397,889	78,624	-

Building management fee from:
- Wo Kee Hong Limited	(c)	1,966	-	-
- Wo Kee Services Limited, Affiliates	(c)	851	2,707	614
- Wo Kee Administration Limited	(c)	284	-	-

Rental from:
- Auto Sportiva Limited. Affiliates	(c)	77,406	154,115	-

Rental paid to:
- Wo Kee Services Limited, Affiliates	(c)	4,114	13,903	2,180
- Wo Kee Hong Limited	(c)	9,805	-	-
- Wo Kee Administration Limited	(c)	1,307	-	-

Warehouse expenses paid to:
- Wo Kee Services Limited. Affiliates	(c)	5,554	11,104	-
- Wo Kee Administration Limited	(c)	9,806	-	-

Service fee from:
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(c)	-	-	630,802

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, bears interest rate at 5.5% per annum (2008: 5.5% per annum; 2007: 8.25% to 8.5% per annum) and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

Settlement of HEL Litigation

On December 19, 2008, the Company filed an action, styled China Premium Lifestyle Enterprise, Inc. v. Happy Emerald Limited, et al., in the United States District Court, Central District of California, Case No. SACV08-1439 (the “Federal Court Action”), asserting claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief.  The Company named Happy Emerald Ltd., a purported British Virgin Islands corporate entity (“HEL”), Global Premium Brands Co., Inc., a defunct California corporation , Global Premium Brands Co., Inc., a Nevada corporation, Fred De Luca, Charles Miseroy, Delia Rodriguez, Robert G. Pautsch, Richard Cabo, Federico Cabo, Bern Noble Ltd., a Nevada corporation (“Bern Noble”) and C&H Capital, Inc., a Georgia corporation, as defendants (collectively, the “Defendants”).

Effective March 1, 2010, we settled the Federal Court Action.  Under the terms of the settlement: (1) certain Defendants returned to us for cancellation 247,798 shares of purported preferred stock and 4,569,619 shares of common stock; (2) Mr. De Luca, a member of our board of directors and a defendant in the action, resigned from our Board of Directors effective March 1, 2010; (3) the parties executed a mutual release; and (4) we dismissed the action with prejudice.

In December 2006, we had delivered 65,454 shares of preferred stock to Bern Noble for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.

In connection with the settlement of the Federal Court Action, on March 1, 2010, Bern Noble agreed to return the 1,210,631 shares of common stock (which were derived from unauthorized shares of preferred stock) to the Company for cancellation and the Company agreed to issue Bern Noble an equal number of new shares of common stock in consideration of the services previously rendered to the Company in 2006.  We agreed to issue the new shares in nine monthly installments, commencing on March 15, 2010.

DIRECTOR INDEPENDENCE

We intend to review and select additional candidates to serve on our Board of Directors. Currently, one of the directors serving on our board is “independent,” within the meaning of the applicable federal securities laws.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2009		December 31, 2008
(i) Audit Fees	$279,222		$221,955
(ii) Audit Related Fees	-		-
(iii) Tax Fees	-		-
(iv) All Other Fees	-		-
Total fees	$279,222	]	$221,955

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim condensed consolidated financial statements included in the Company’s periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2009 or 2008.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2009 or 2008.

All Other Fees. These fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2009 or 2008.

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

Exhibit No.	Description

3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

3.5
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on April 7, 2006.  (12)

3.6
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Designation to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on August 16, 2006.  (12)

3.7
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 18, 2006.  (12)

3.8
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 7, 2007.  (12)

10.1
Share Exchange Agreement dated July 15, 2006 among the Company, Fred De Luca, Corich Enterprises, Inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006.  (4)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (4)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (4)

10.4
Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  (4)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III. (4)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2008. (5)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2008. (5)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2008. (5)

10.10	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

10.11	Import and distribution agreement for Hong Kong and Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

10.12	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

10.13	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

10.14	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

10.15	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.16	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.17	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

10.18
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004.  (4)

10.19
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004.  (4)

10.20	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

10.21
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005.  (4)

10.22
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005.  (4)

10.23
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005.  (4)

10.25
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006.  (4)

10.26
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008.  (7)

10.27	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

10.28	Reformation, dated May 5, 2009, of Share Exchange Agreement. (8)

10.29	Supplemental Deed dated June 24, 2009. (9)

10.30
Settlement Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc., Fred De Luca, Federico Cabo, Robert Pautsch, Charles Miseroy, Delia Rodriguez, Global Premium Brands Co., Inc., a California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Bern Noble, Ltd., Edward W. Withrow, III and Kyle Withrow.  (10)

10.31	Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc. and Bern Noble, Ltd. (10)

14	Code of Business Conduct and Ethics. (11)

21	List of Significant Subsidiaries. (*)

23.1	Consent of HLB Hodgson Impey Cheng. (*)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(*)	Filed herewith as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2009.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2009 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2010 and incorporated herein by reference.

(11)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010 and incorporated herein by reference.

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

Signature	Title	Date

/s/Richard Man Fai LEE
Richard Man Fai Lee	Chief Executive Officer, President and	May 17, 2010
Chairman of the Board

/s/Joseph Tik Tung WONG
Joseph Tik Tung WONG	Chief Financial Officer, Treasurer and	May 17, 2010
Secretary

/s/Herbert Adamczyk
Herbert Adamczyk	Chief Operating Officer and Director	May 17, 2010

/s/Yun Fai LEUNG
Yun Fai LEUNG	Director	May 17, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

3.5
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on April 7, 2006.  (12)

3.6
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Designation to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on August 16, 2006.  (12)

3.7
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 18, 2006.  (12)

3.8
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 7, 2007.  (12)

10.1
Share Exchange Agreement dated July 15, 2006 among the Company, Fred De Luca, Corich Enterprises, Inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006.  (4)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (4)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (4)

10.4
Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  (4)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III. (4)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2008. (5)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2008. (5)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2008. (5)

10.10	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

10.11	Import and distribution agreement for Hong Kong and Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

10.12	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

10.13	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

10.14	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

10.15	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.16	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.17	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

10.18
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004.  (4)

10.19
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004.  (4)

10.20	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

10.21
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005.  (4)

10.22
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005.  (4)

10.23
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005.  (4)

10.25
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006.  (4)

10.26
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008.  (7)

10.27	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

10.28	Reformation, dated May 5, 2009, of Share Exchange Agreement. (8)

10.29	Supplemental Deed dated June 24, 2009. (9)

10.30
Settlement Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc., Fred De Luca, Federico Cabo, Robert Pautsch, Charles Miseroy, Delia Rodriguez, Global Premium Brands Co., Inc., a California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Bern Noble, Ltd., Edward W. Withrow, III and Kyle Withrow.  (10)

10.31	Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc. and Bern Noble, Ltd. (10)

14	Code of Business Conduct and Ethics. (11)

21	List of Significant Subsidiaries. (*)

23.1	Consent of HLB Hodgson Impey Cheng. (*)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(*)	Filed herewith as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2009.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2009 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2010 and incorporated herein by reference.

(11)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010 and incorporated herein by reference.