Form 10-Q
period 2010-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-17
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on May 17, 2010 was 24,534,491.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

Explanatory Note

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, except as otherwise indicated, we have elected to comply throughout this Quarterly Report on Form 10-Q with the scaled disclosure requirements applicable to “smaller reporting companies”.  In this Quarterly Report, unless otherwise stated or the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to China Premium Lifestyle Enterprise, Inc. and our consolidated subsidiaries taken together as a whole.

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,759,226	$3,982,214
Restricted cash	4,394,574	4,399,054
Trade receivables, net of provision	1,936,761	5,496,182
Inventory, net	21,241,609	18,124,145
Prepayments	297,613	282,631
Other current assets	4,678,817	4,161,493
Amounts due from affiliates	11,128,791	12,349,734
Total current assets	50,437,391	48,795,453
Property and equipment, net	4,057,023	4,378,155
Goodwill	39,657	39,700
TOTAL ASSETS	$54,534,071	$53,213,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,936,138	$11,208,645
Bills payable	1,471,434	1,256,939
Trade payables	3,708,923	3,712,429
Deposits received	23,772,446	24,313,027
Other current liabilities	6,544,936	4,696,114
Amounts due to affiliates	4,199,238	4,177,612
Total current liabilities	50,633,115	49,364,766
Long-term borrowing	804,211	933,121
TOTAL LIABILITIES	51,437,326	50,297,887

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,491 shares as at March 31, 2010; (23,323,860 shares as at December 31, 2009)	122,672	116,619
Additional paid-in-capital	4,113,055	4,119,108
Accumulated other comprehensive income	248,142	244,371
Accumulated deficit	(6,483,411)	(6,428,091)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	(1,999,542)	(1,947,993)
Noncontrolling interests	5,096,287	4,863,414
TOTAL EQUITY	3,096,745	2,915,421

TOTAL LIABILITIES AND EQUITY	$54,534,071	$53,213,308

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2010	2009
Sales:
New and used vehicles	$21,644,308	$14,722,090
Parts and services and others	2,379,545	1,283,798
Fashion apparel and accessories	98	422,181
Net sales	24,023,951	16,428,069

Cost of sales:
New and used vehicles	(19,928,366)	(14,076,177)
Parts and services and others	(185,258)	(185,807)
Fashion apparel and accessories	(582)	(412,404)
Total cost of sales	(20,114,206)	(14,674,388)

Gross profit:
New and used vehicles	1,715,942	645,913
Parts and services and others	2,194,287	1,097,991
Fashion apparel and accessories	(484)	9,777
Total gross profit	3,909,745	1,753,681

Selling, general and administrative expenses	(4,279,437)	(4,670,091)

Operating loss	(369,692)	(2,916,410)

Other income (expenses)
Interest expenses and other finance costs	(209,415)	(191,056)
Other income	741,043	426,678
Total other income (expenses)	531,628	235,622

Earnings / (loss) before income taxes	161,936	(2,680,788)

Provision for income taxes	9,162	-

Net earnings / (loss) including noncontrolling interests	171,098	(2,680,788)

Net earnings / (loss) attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(55,320)	(1,622,151)
Noncontrolling interests	226,418	(1,058,637)

	$171,098	$(2,680,788)

Loss per share of common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders
Basic	$(0.0023)	$(0.0695)

Diluted	$(0.0023)	$(0.0695)

Weighted average number of shares of common stock outstanding
Basic	23,731,938	23,323,860

Diluted	23,731,938	23,323,860

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2010	2009
Operating activities:
Net earnings / (loss) including noncontrolling interests	$171,098	$(2,680,788)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	361,182	268,393
Provision for bad debts written back	-	(1,014)
Provision for inventory	-	38,040
Other non-cash items	14,950	(2,651)
Changes in operating assets and liabilities:
Trade receivables	3,559,421	9,310,661
Other current assets and prepayments	(532,306)	(365,906)
Inventory	(3,117,464)	(7,473,900)
Trade payables	(3,506)	(389,254)
Other current liabilities and deposits received	1,308,241	(1,825,930)
Net cash provided by / (used in) operating activities	1,761,616	(3,122,349)

Investing activities:
Purchases of property and equipment	(44,731)	(258,581)
Decrease in restricted cash	4,480	(9,297)
Net cash used in investing activities	(40,251)	(267,878)

Financing activities:
Advances from affiliates	1,242,569	1,298,724
Decrease in borrowings and bills payable	(186,922)	(655,187)
Net cash provided by financing activities	1,055,647	643,537

Increase / (decrease) in cash and cash equivalents	2,777,012	(2,746,690)

Cash and cash equivalents at beginning of the period	3,982,214	5,827,132

Cash and cash equivalents at end of the period	$6,759,226	$3,080,442

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$209,415	$191,056
Income taxes	-	-

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

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Segment reporting

The Company determines and classifies its operating segments in accordance with Accounting Standard Codification (“ASC”) 280 Segment Reporting (“ASC 280”).  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  The Company’s reportable segments are (i) motor vehicles retailing, which includes sales of new and used vehicles and provision of vehicle maintenance and repair services; and (ii) sales of vehicle parts and fashion apparel retailing, which includes sales of fashion apparel and accessories.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s trade receivables, trade payables and accrued liabilities approximate fair value due to their short maturities. The carrying amount of the short-term borrowings approximate fair value as this facility bears interest at a variable rate tied to the current market and has terms similar to other borrowing arrangements available to the Company.

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the three months ended March 31, 2010 and 2009, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

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

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

(a) Recent accounting pronouncements adopted

(i)
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. Statement No. 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. Statement No. 167 is effective for our fiscal year beginning January 1, 2010. The Company adopted Statement No. 167 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(ii)
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets”. Statement No. 166 removes the concept of a qualifying special-purpose entity from Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. Statement No. 166 is effective for our fiscal year beginning January 1, 2010.  The Company adopted Statement No. 166 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(iii)
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements.  For the Company, this ASU is effective October 1, 2009.  The Company adopted ASU No. 2009-05 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(iv)
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”) which amends FASB ASC Topic Fair Value Measurements and Disclosures. ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using the net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV. In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique. ASU 2009-12 shall be effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The Company adopted ASU 2009-12 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(b)  Recent accounting pronouncements not yet effective

(i)
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

(ii)
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

NOTE 4.  LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	Three months ended March 31,
	2010	2009

Numerator:
Net loss attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(55,320)	$(1,622,151)

Denominator:
Weighted average common stock outstanding	23,731,938	23,323,860

Basic net loss per share	$(0.0023)	$(0.0695)

Diluted net loss per share	$(0.0023)	$(0.0695)

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	March 31,	December 31,
	2010	2009

New vehicles	$13,126,660	$10,237,561
Used vehicles	5,436,544	5,127,326
Parts, accessories and others	2,678,405	2,759,258

	$21,241,609	$18,124,145

Vehicles included in inventory of $4,424,541 and $4,956,258 were pledged to secure the stocking loan and other loans outstanding as of March 31, 2010 and December 31, 2009, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company’s borrowings are summarized as follows:

	March 31,	December 31,
	2010	2009

Bank borrowings	$4,725,351	$5,081,938
Stocking loans	5,710,246	5,374,489
Unsecured bank borrowings	1,304,752	1,427,477
Other loans	-	257,862
	11,740,349	12,141,766
Bank borrowings due after one year	(804,211)	(933,121)
Short-term borrowings	$10,936,138	$11,208,645

Vehicles included in inventory of $4,424,541 and $4,956,258 were pledged to secure the stocking loan and other loan outstanding as of March 31, 2010 and December 31, 2009, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	March 31,	December 31,
	2010	2009

Accruals	$810,275	$1,150,702
Other payables	5,734,661	3,545,412
	$6,544,936	$4,696,114

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at March 31, 2010, is 100,000,000 shares of common stock, par value $0.005.  At March 31, 2010, 24,534,491 shares of common stock were issued and outstanding.

Background

In September 2006, the Company closed the transactions contemplated by that certain Share Exchange Agreement, dated July 15, 2006, by and among the Company, Fred De Luca, Corich Enterprises, Inc., a British Virgin Islands corporation, Herbert Adamczyk and Technorient Limited, a Hong Kong corporation (the “Share Exchange Agreement”).  Pursuant to the terms of the Share Exchange Agreement, the Company issued an aggregate of 972,728 shares (the “Exchange Shares”) of Series A Convertible Preferred Stock in exchange for shares of the capital stock of Technorient.

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

In December 2006, the Company authorized the delivery of 65,454 shares (the “Bern Noble Shares”) of the HEL Shares to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered by Bern Noble to us in connection with the Share Exchange Agreement.  In March 2007, Bern Noble converted the Bern Noble Shares into 1,210,631 shares of common stock.

The following actions were also taken:

•
on April 7, 2006, prior management filed an amendment to the Company’s Articles of Incorporation purporting to create a class of 100,000,000 shares of “blank check” preferred stock (the “Preferred Stock Amendment”);

•
on August 16, 2006, prior management filed an amendment to the Company’s Articles of Incorporation purporting to designate 2,000,000 shares of the “blank check” preferred stock as “Series A Convertible Preferred Stock” (the “Certificate of Designation”); and

•
on December 18, 2006, an amendment to the Company’s Articles of Incorporation was filed by the Company purporting to increase the number of shares of authorized common stock from 100,000,000 shares to 400,000,000 shares (the “Common Stock Amendment”).

On December 19, 2008, the Company filed an action in the United States District Court for the Central District of California (the “Federal Court Action”), for fraud, breach of fiduciary duty, breach of contract and conversion against HEL, certain members of prior management, including Fred De Luca, Charles Miseroy, Robert G. Pautsch and Federico Cabo, and certain other defendants.  In the Federal Court Action, the Company alleged that:

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

During the pendency of the Federal Court Action, the Company’s legal advisors discovered and advised the Company that the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment had not been properly authorized.  Specifically:

•
each of the Preferred Stock Amendment and the Common Stock Amendment was approved by the written consent of a majority of the Company’s then-stockholders, whereas the Company’s By-Laws require stockholder actions by written consent to be approved unanimously; and

•
at the time of the filing of the Certificate of Designation with the Nevada Secretary of State, the Articles of Incorporation did not authorize the Board of Directors to designate the rights, preferences and privileges of any “blank check” preferred stock.

The Company was advised that the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment were invalid and of no force or effect.  Further, the Company was advised that it had never been authorized to issue any shares of any class or series of preferred stock, including the Exchange Shares, the Bern Noble Shares and the HEL Shares, and that any shares of common stock underlying such shares would also not have been authorized.  In addition, the Company was advised that it was never authorized to issue any shares of common stock in excess of 100,000,000 shares.

Upon learning of the invalidity of the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment:

•
current management took action to correct any potential defect in the transactions contemplated to acquire the shares of Technorient under the Share Exchange Agreement.  On May 5, 2009, the Company entered into a reformation (“Reformation”) of the Share Exchange Agreement pursuant to which 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the Exchange Shares were agreed to have been issued in lieu of the Exchange Shares themselves.  Pursuant to the Reformation, an aggregate of 14,400,000 shares of the Company’s common stock were deemed to have been issued on the closing date of the Share Exchange Agreement, and upon the effectiveness of and giving effect to the Reverse Stock Split on December 7, 2007, an aggregate of 3,537,977 additional shares of common stock were deemed to have been issued; and

•
the Company amended its complaint in the Federal Court Action to allege that all of the disputed shares (the HEL Shares and, derivatively, the Bern Noble Shares), were void and subject to cancellation.  Because of the uncertainty of the outcome of the Federal Court Action, however, the Company determined not to make any changes with respect to such shares on its financial statements until the pending litigation was finally resolved through a judgment in or settlement of the Federal Court Action.

On March 1, 2010, the Company settled the Federal Court Action.  Under the terms of the settlement, the defendants returned to the Company for cancellation certificates representing all of the disputed shares, including 247,798 shares of the Series A Convertible Preferred Stock and 4,569,619 shares of common stock.

Further, in connection with the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock that had originally been derived from the HEL Shares.  We also agreed to replace the Bern Noble Shares with an equal number of new shares of common stock in consideration of services rendered to the Company in 2006 in connection with the closing of the Share Exchange Agreement.  The Company is delivering the shares in nine monthly instalments commencing in March 2010.

NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

Litigation, Claims and Assessments

This Note should be read in conjunction with Note 8.

Settlement of Federal Court Action

On December 19, 2008, the Company filed an action, styled China Premium Lifestyle Enterprise, Inc. v. Happy Emerald Limited, et al., in the United States District Court, Central District of California, Case No. SACV08-1439 (the “Federal Court Action”), asserting claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief.  The Company named Happy Emerald Ltd., a purported British Virgin Islands corporate entity (“HEL”), Global Premium Brands Co., Inc., a defunct California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Fred De Luca, Charles Miseroy, Delia Rodriguez, Robert G. Pautsch, Richard Cabo, Federico Cabo, Bern Noble Ltd., a Nevada corporation and C&H Capital, Inc., a Georgia corporation, as defendants (collectively, the “Defendants”).

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

In December 2006, the Company had delivered 65,454 shares of purported preferred stock to Bern Noble, for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As previously disclosed in the Company’s Current Report on Form 8-K, filed on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.

In the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock (which were derived from unauthorized shares of preferred stock), and the Company agreed to issue Bern Noble an equal number of new shares of common stock in consideration of the services previously rendered to the Company in 2006.  The Company is delivering the new shares in nine monthly installments, commencing on March 15, 2010.

Addison-Davis Litigation

 On or about December 1, 2009, the Company was made aware that it was named as a co-defendant in a state court action, Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al. , California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  The Company was formally served in the action on April 28, 2010.  In the action, the plaintiff, which is our former parent company, alleges that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleges that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleges that as a result of the alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  The plaintiff named the Company as a co-defendant in four of the thirteen causes of action in the complaint (plaintiff’s claims for conversion, constructive trust, unjust enrichment and accounting).

Although the Company was formally served with the complaint on April 28, 2010, at a hearing held on May 14, 2010, the court ruled that certain parties’ motions to dismiss the complaint were granted.  The court gave plaintiff 30 days to amend its complaint.  The Company’s obligation to file a response has been suspended until 30 days after being served with an amended complaint.  The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, at this time or to estimate the amount or range of a possible loss.  However, an adverse result in this proceeding could have a material adverse effect on the Company’s operations

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.  The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC.  Minimum future rental payments required under non-cancellable operating leases in effect as of March 31, 2010 are as follows:

2010	$3,563,723
2011	2,241,693
2012	1,918,387
2013	1,821,298
2014	1,633,996
Later years	5,991,318
$17,170,415

Rent expense for the three months ended March 31, 2010 and 2009 was $791,507 and $1,124,854, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2010. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of March 31, 2010, committed compensation to the executives and other key employees totaling approximately $42,058 (December 31, 2009: $261,792) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments.  Comprehensive income for the three months ended March 31 are as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2010	$(6,428,091)	$244,371	$4,863,414	$(1,320,306)
Net loss	(55,320)	-	226,418	171,098
Translation adjustments	-	3,771	6,455	10,226
At March 31, 2010	$(6,483,411)	$248,142	$5,096,287	$(1,138,982)

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2009	$(695,446)	$247,279	$7,104,333	$6,656,166
Net loss	(1,622,151)	-	(1,058,637)	(2,680,788)
Translation adjustments	-	(1,214)	-	(1,214)
At March 31, 2009	$(2,317,597)	$246,065	$6,045,696	$3,974,164

(b) Condensed consolidated statement of comprehensive income (loss)

	Three months ended March 31,
	2010	2009

Net earnings / (loss) including noncontrolling interest	$171,098	$(2,680,788)
Other comprehensive income, net of tax:
Translation adjustments	10,226	(1,214)
Comprehensive earnings / (loss) including noncontrolling interest	181,324	(2,682,002)
Comprehensive loss / (income) attributable to noncontrolling interest:
Net (income) / loss	(226,418)	1,058,637
Translation adjustments	(6,455)	-
Comprehensive loss attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(51,549)	$(1,623,365)

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

Information by industry segment is set forth below for the three months ended March 31:

Three months ended March 31, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$24,023,853	$98	$-	$-	$24,023,951
Inter-segment sales	-	-	-	-	-
Net sales	24,023,853	$98	-	-	24,023,951

Results
Operating loss	(96,264)	(2,589)	(270,839)	-	(369,692)

Interest revenue	2,771	-	-	-	2,771

Interest expense	(209,415)	-	-	-	(209,415)

Other income	737,703	569	-	-	738,272

Earnings before income taxes					161,936

Provision for income tax	9,162	-	-	-	9,162

Net earnings					171,098

Three months ended March 31, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$16,005,888	$422,181	$-	$-	$16,428,069
Inter-segment sales	21,346	-	-	(21,346)	-
Net sales	16,027,234	$422,181	-	(21,346)	16,428,069

Results
Operating loss	(2,142,804)	(348,604)	(423,792)	(1,210)	(2,916,410)

Interest revenue	12,513	-	-	-	12,513

Interest expense	(185,095)	(5,961)	-	-	(191,056)

Other income	388,053	26,112	-	-	414,165

Loss before income taxes					(2,680,788)

Provision for income tax	-	-	-	-	-

Net loss					(2,680,788)

	Vehicles	Fashion Apparel	Corporate	Consolidated
2010
Total assets	$54,425,332	$108,022	$717	$54,534,071
Depreciation and amortization	361,182	-	-	361,182
Net capital expenditures	44,731	-	-	44,731

2009
Total assets	$49,467,298	$1,875,142	$488	$51,342,928
Depreciation and amortization	251,959	16,434	-	268,393
Net capital expenditures	258,581	-	-	258,581

Geographic Information:

No geographic segment information is provided as the Company only has one geographical segment. The Company’s reportable business segments are Vehicle and Fashion Apparel, which operations are located in the PRC (including Hong Kong and Macau). Sales were predominately made to customers located in the PRC (including Hong Kong and Macau).

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended March 31:

		Three months ended March 31,
	Notes	2010	2009

Sales to:
- Affiliates	(a)	$7,003	$1,430

Purchases from:
- Affiliates	(a)	-	-

Interest received from:
- Affiliates	(b)	-	154,196

Management fee paid to:
- Affiliates	(c)	90,374	103,668

Management fee received from:
- Affiliates	(c)	-	46,435

Service cost charged by:
- Affiliates	(c)	-	420

Rental income received from:
- Affiliates	(c)	-	38,696

Rental paid to:
- Affiliate	(c)	-	4,113

Building management fee paid to:
- Affiliate	(c)	-	851

Warehouse expenses paid to:
- Affiliate	(c)	-	5,553

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, interest free (2009: bearing interest at 5.5% per annum) and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

NOTE 13. SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through May 17, 2010, which is the date the financial statements were issued.

Restatement

On April 20, 2010, the Company’s management concluded that the Company’s audited financial statements for the years ended December 31, 2006, 2007 and 2008, and its unaudited interim financial statements for the periods ended March 31, 2006 through September 30, 2009, should not be relied upon and should be restated primarily because certain corporate actions taken by the Company’s prior management and majority shareholders were approved in a manner that contravened our bylaws and resulted in the invalid issuance of shares of our capital stock.  These various matters made the financial statements inaccurate in connection with, among other things, the effect of the share exchange transaction among the Company, Fred De Luca, Corich Enterprises, Inc., a British Virgin Islands corporation, Herbert Adamczyk and Technorient Limited, a Hong Kong corporation, that closed on September 5, 2006.

Upon further analysis, on May 14, 2010, the Company’s management concluded that reliance on the Company’s unaudited interim financial statements for the period ended March 31, 2006 should not have been withdrawn and that no restatements should be made to the financial statements for such period.  However, management concluded that certain notes in the Company’s unaudited interim financial statements included in the quarterly report on Form 10-QSB for the period ended March 31, 2006 needed to be amended.  In addition, management concluded that certain notes in the Company’s audited financial statements included in the annual report on Form 10-KSB for our former fiscal year ended June 30, 2006 also needed to be amended.

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

In October 2007, King Express was appointed by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau. It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently, the AgustaWestland helicopters business is still in its preparatory stage with the likely arrival of the first helicopter anticipated during 2011.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the related notes thereto, for further discussion of our accounting policies.

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

 RESULTS OF OPERATIONS

Results of operations - comparison of three months ended March 31, 2010 to three months ended March 31, 2009:

SALES

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$18,814,600	78.3%	$9,682,000	58.9%
Used vehicles	$2,829,700	11.8%	$5,040,000	30.7%
Parts and services and others	$2,379,600	9.9%	$1,284,000	7.8%
Fashion Apparel	$100	-%	$422,000	2.6%
Total	$24,024,000	100%	$16,428,000	100%

Sales mainly consist of sales of new and used vehicles, sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Net sales for the three months ended March 31, 2010 increased by approximately $7,596,000 or 46.2% to approximately $24,024,000, compared with approximately $16,428,000 for the same period of 2009.  The increase was primarily attributable to the increased sales from our new vehicle trading segment.

New vehicles sales increased approximately $9,133,000 or 94.3% from approximately $9,682,000 in the first quarter of 2009 to approximately $18,815,000 in the same period of 2010, while the quantity of new vehicles sold increased 63.2% for the same period.  Used vehicles sales decreased approximately $2,210,000 or 43.8% from the first quarter of 2009 to approximately $2,830,000 in the same period of 2010.  The quantity of used vehicles sold decreased by 28% in  the same period from the 2009 period.  The increase in sales of new vehicles was mainly attributed to the increase of factory production in the first quarter of 2010.

Parts and services sales for the three months ended March 31, 2010 increased by approximately $1.1 million, or 85.0%, to approximately $2.4 million compared with approximately $1.3 million for the same period of 2009.  The increase in parts and service sales was mainly attributable to the additional capacity provided by our new 3S centre that became fully operational in the last quarter of 2009.

COST OF SALES

Cost of sales for the three months ended March 31, 2010 increased to approximately $20,114,000 from approximately $14,674,000 for the three months ended March 31, 2009, a $5,440,000 or 37.1% increase, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended March 31, 2010 increased by 5.6% to 16.3% from 10.7% for the same period of 2009.  Gross profit increased by approximately  $2,156,000 from approximately $1,753,000 in the 2009 period to approximately $3,910,000 for the three months ended March 31, 2010.  This increase was mainly attributable to our used vehicles trading segment and parts and services sales segment that was positively impacted by the improvement in the economy and the improvement of our service efficiency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting and  professional services fees, general corporate expenses and marketing expenses.

S,G&A for the three months ended March 31, 2010 was approximately $4,279,000, compared to approximately $4,670,000 for the same period of 2009. The approximate $391,000 increase in S,G&A expenses was primarily due to decreased rental expenses.

Our rent, rate and building management fees decreased from approximately $1,195,000 for the three months ended March 31, 2009 to $851,000 for the same period of 2010.  The decrease in such fees were mainly due to the closing of certain retail shops of the fashion apparel business.

OTHER INCOME, NET

Other income for the three months ended March 31, 2010 increased to approximately $532,000 compared to approximately $236,000 for the same period of 2009, a total increase of $296,000. The increase was primarily due to the combination of increased other operating income offset by increased interest expenses and other finance costs. The other operating income was  comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income increased from $427,000 for the three months ended 2009 to $741,000 for the same period of 2010 that was mainly due to increased commission income from $62,000 for the three months ended March 31, 2009 to approximately $392,000 for the same period of 2010. Interest expenses and other finance costs increased from approximately $191,000 for the three months ended March 31, 2009 to approximately $209,000 for the same period of 2010. The funds from which our increased interest expenses were incurred were used for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $1,762,000 for the three months ended March 31, 2010, compared to utilizing cash resources of approximately $3,122,000 for the three months ended March 31, 2009, primarily as a net result of the following:

•
For the three months ended March 31, 2010, cash flow provided by sales net of operating expenses increased by approximately $2,925,000 to approximately $547,000.  The increase was primarily as a result of the increase in sales.

•
For the three months ended March 31, 2010, accounts receivable decreased by approximately $3,559,000, primarily due to the collection of account receivables relating to the sales recognized in the fourth quarter.

•	For the three months ended March 31, 2010, our inventory increased by approximately $3,117,000. The increase was consistent with our business growth especially in the car trading segment.

•
For the three months ended March 31, 2010, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash inflow from operations of approximately $1,215,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2010, we expended net cash of approximately $40,000 in investing activities mainly for the acquisition of property and equipment to support the the growth of our business. For the three months ended March 31, 2009, we utilized approximately $268,000 in investing activities, mainly for acquisition of property and equipment to support the development of the PRC motor business.

CASH FLOWS FROM FINANCING ACTIVITIES

During the three months ended March 31, 2010, we repaid approximately $187,000 of our obligations owed on outstanding debt as compared to approximately $655,000 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, we received approximately $1,243,000 net advances from affiliates. For the three months ended March 31, 2009, we received approximately $1,299,000 net advances from affiliates. The advances from / to affiliates were made from / to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portions depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current liabilities exceeded current assets at March 31, 2010 by approximately $196,000, a decrease of approximately $373,000 from December 31, 2009. The ratio of our current assets to our current liabilities was 0.996 to 1 at March 31, 2010 compared to 0.989 to 1 at December 31, 2009. At March 31, 2010, our current assets of approximately $50,437,000 included approximately $21,242,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $50,633,000 included non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $23,772,000.

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

While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars.  If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the three months ended March 31, 2010 was not material to us.

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

Item 4.   Controls and Procedures

Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to the Company’s Condensed Consolidated Financial Statements (Unaudited) as of March 31, 2010.

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

Although the Company was formally served with the complaint on April 28, 2010, at a hearing held on May 14, 2010, the court ruled that certain parties’ motions to dismiss the complaint were granted.  The court gave plaintiff 30 days to amend its complaint.  The Company’s obligation to file a response has been suspended until 30 days after being served with an amended complaint.  The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to it at this time or to estimate the amount or range of a possible loss.  However, an adverse result in this proceeding could have a material adverse effect on the Company’s operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This Item should be read in conjunction with Notes 8 and 9 to the consolidated financial statements included in this Report.

As previously disclosed in our Current Report on Form 8-K, as filed with the SEC on March 5, 2010, on March 1, 2010, in connection with the settlement of the Federal Court Action, Bern Noble agreed to return to us for cancellation 1,210,631 shares of common stock.  We also agreed to replace the shares with an equal number of new shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Amended Share Exchange Agreement.  We agreed to deliver the replacement shares in nine monthly installments.  The shares were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 15D-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15D-15 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.,
a Nevada corporation

Date: May 17, 2010	By:	/s/ Richard Man Fai Lee
Richard Man Fai Lee
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Joseph Tik Tung Wong
Joseph Tik Tung Wong
Chief Financial Officer, Treasurer and Secretary