Form 10-Q/A
period 2006-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒  QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-120807

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Name of Registrant in Its Charter)

Nevada	11-3718650
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

10/F, Wo Kee Hong Building
585-609 Castle Peak Road
Kwai Chung, N.T. Hong Kong
 (Address of principal executive offices)(Zip Code)

(852) 2954-2469
Issuer’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The total number of shares of the registrant’s common stock, par value $0.001 per share, outstanding on May 15, 2006 was 13,576,021.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006 (the “First Quarter 2006 Form 10-Q”), the terms “we”, “us”, “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

On April 20, 2010, our management initially concluded that our consolidated audited financial statements for the years ended December 31, 2008, 2007 and 2006 and our consolidated unaudited interim financial statements for the periods ended March 31, 2006 through September 30, 2009 needed to be restated and should not be relied upon.  Upon further analysis, on May 14, 2010, our management concluded that reliance on our unaudited interim financial statements for the period ended March 31, 2006 should not be withdrawn and that no restatements should be made to our unaudited interim financial statements for the period ended March 31, 2006.  However, our management concluded that certain Notes to our unaudited interim financial statements included in the First Quarter 2006 Form 10-Q needed to be amended.  In addition, our management concluded that certain Notes to our audited financial statements included in the annual report on Form 10-KSB for our former fiscal year ended June 30, 2006 also needed to be amended.

This Form 10-Q/A to our First Quarter 2006 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend certain Notes to our unaudited interim financial statements included in the First Quarter 2006 Form 10-Q.

In addition, we will file Reports on Form 10-Q/A for prior periods to amend and restate our consolidated audited financial statements for the annual periods in fiscal years ended December 31, 2008, 2007 and 2006 and Reports on Form 10-Q/A to amend and restate our consolidated unaudited financial statements for the quarterly periods ended September 30, 2006 through September 30, 2009.  We will also file a Report on 10-K/A to amend certain Notes to our audited financial statements for our former fiscal year ended June 30, 2006.

NOTE:  The common stock numbers in the “Background” sections of this Explanatory Note give effect to a one-for-five reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.005 per share, effective on December 7, 2007.  However, unless otherwise indicated, the common stock numbers in the balance of this Form 10-Q/A reflect our pre-Reverse Stock Split capitalization, as in effect during the period covered by this Form 10-Q/A.

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

ii

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

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the First Quarter 2006 Form 10-Q in its entirety.  We have amended certain Notes to our unaudited interim financial statements included in the First Quarter 2006 Form 10-Q, based on the following:

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

•	the issuance of shares of common stock in connection with the Reformation;

•	the cancellation and reissuance of the shares of common stock converted from the Bern Noble Shares (including the recognition of the receipt of the services performed by Bern Noble in 2006); and

•	the settlement of the Federal Court Action.

Specifically, we have amended the following Notes:

•	Note 3, Description of Business; and

•	Note 12, Subsequent Events.

In addition, the following Items contain amended disclosures relating to the amendments:

•	Part I, Item 3. Controls and Procedures;

•	Part II, Item 4. Submission of Matters to a Vote of Security Holders; and

•
Part III, Item 13. Exhibits and Financial Statements Schedules (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the First Quarter 2006 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the First Quarter 2006 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the First Quarter 2006 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the First Quarter 2006 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the First Quarter 2006 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

iii

China Premium Lifestyle Enterprise, Inc. (Formerly Xact Aid, Inc.)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)

BALANCE SHEET  (UNAUDITED)

March 31, 2006

ASSETS
Current assets:
Cash	$1,088
Total current assets	1,088
Deferred financing cost, net of accumulated amortization of $54,685	13,999
Other assets	1,000
Total assets	$16,087

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable -assignment of pending patent-current portion	200,000
Total current liabilities	200,000
Convertible notes payable, net of unamortized debt discount of $336,302	663,698
Note payable -assignment of pending patent	750,000
Total liabilities	1,613,698

Commitments and contingencies
Stockholders' deficit: Common stock, $0.001 par value; 100,000,000 shares authorized; 13,576,021 shares issued and outstanding as of March 31, 2006
Additional paid-in capital	13,576
Accumulated deficit	1,324,416
(2,935,603)
Total stockholders' deficit	(1,597,611)
$16,087

See accompanying notes to financial statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)

STATEMENTS OF OPERATIONS  (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—
Costs and expenses:
Cost of sales	—	—	—	—
General and administrative	(208,120)	144,022	448,601	497,911
Profit (Loss) from operations	208,120	(144,022)	(448,601)	(497,911)

Other expense:
Interest expense	(99,477)	(185,331)	(347,676)	(249,275)
Interest income	—	2,250	2,738	2,510
Other income (expense)	3,522	2,353	(942,054)	2,358

Total Other Income & (Expense)	(95,955)	(180,728)	(1,286,992)	(244,407)
Net profit (loss)	$112,165	$(324,750)	(1,735,593)	(742,318)
Basic and diluted net loss per common share	$0.01	$(0.16)	$(0.14)	$(0.74)

Basic and diluted weighted average shares outstanding	12,004,908	2,001,000	12,004,908	1,001,500

See accompanying notes to financial statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)

STATEMENTS OF CASH FLOWS  (UNAUDITED)

	For the nine months ended	For the nine months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(1,735,593)	$(742,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	137,997	—
Interest income on advances to a related party	—	(4,861)
Amortization of debt discount and non-cash interest expense	277,808	164,231
Changes in operating assets and liabilities Inventory	42,898	(42,730)
Accounts receivable	—	(15,160)
Note receivable from related party	166,049	—
Deferred costs	28,305	(29,546)
Prepaid expenses	16,676	(153,331)
Other assets	(615)	—
Accounts payable and accrued expenses	(88,555)	113,804
Net cash (used) in operating activities	(1,155,030)	(709,911)

Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Payments on notes payable to related parties	—	(306,597)
Proceeds from note issuance	950,000	700,000
Proceeds from common stock	—	2,000
Proceeds from notes payable	146,298	6,002
Net cash (used) provided by financing activities	1,096,298	401,405
Net increase (decrease)in cash	(58,732)	(308,506)
Cash, beginning of year	59,820	308,911
Cash, end of period	$1,088	$405

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$22

Schedule of Non-cash activities
Issuance of equity instruments for services	$525,000	$—
Issuance of equity instruments in connection with
Deferred finance costs	$13,176	$—

Amortization of deferred financing costs and debt discount
Against additional paid-in capital upon conversion of notes payable	$215,754	$—

See accompanying notes to financial statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2006 financial statements have been prepared by China Premium Lifestyle Enterprise, Inc. (formerly Xact Aid, Inc.) (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2005 audited financial statements. The results of operations for periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

The Company was formed in the State of Nevada on April 19, 2004. On April 30, 2004, the Company issued 1,000 shares of its common stock (representing all of its issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (f/k/a QT5, Inc.), a Delaware corporation (“Addison-Davis”), in consideration of Addison-Davis advancing start-up and operating capital in the aggregate amount of $191,682. The Company repaid this amount in November 2004 and December 2004. On August 30, 2004, the Company filed a trademark application for “Xact Aid.” On October 15, 2004, the Company assumed a $68,000 promissory note payable by Addison-Davis and secured by the assets of Addison-Davis in order to facilitate the Company’s anticipated spin-off from Addison-Davis.

On November 15, 2004, the Company acquired the Xact Aid line of first aid products for minor injuries from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between the Company and Addison-Davis. The assets acquired were, including all goodwill appurtenant thereto: (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) the seller’s domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with Xact Aid’s trademark; and (e) all records and materials relating to suppliers and customer list. In full consideration for all the acquired assets, the Company agreed to: (i) repay funds advanced by Addison-Davis for the Company’s operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004 in the aggregate amount of $191,682; (ii) assume a promissory note issued to Xact Aid Investments in the amount of approximately $15,700; and (iii) issue to Addison-Davis 2,000,000 shares of the Company’s common stock.

From the Company’s inception to May 9, 2005, the date that the Company was spun-off from Addison-Davis, Addison-Davis was the Company’s sole stockholder. As such, the Company was a wholly-owned subsidiary of Addison-Davis and was included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission (the “SEC”).

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management’s intention to seek additional operating funds through operations and debt or equity offerings however, management has yet to decide what types of offerings are available to the Company or how much capital the Company will eventually raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3 - DESCRIPTION OF BUSINESS

In November 2004, the Company acquired the Xact Aid line of wound specific first aid products for minor injuries (see Note 2).

In September 2005, the Company entered into a License Agreement with Addison-Davis Diagnostics, Inc. (“License Agreement”) under which the Company licensed the right, worldwide, to utilize for commercial purposes under the Company’s brand name, a patent-pending F.D.A. 510(K) cleared device to be utilized with a provisional patent application acquired through a Purchase Agreement with Edward W. Withrow, III (“Purchase Agreement”). The licensed device was to be utilized along with the provisional patent application product to develop a self-contained urine-based 3 panel quick-test, which would simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases (“STD Alert”). The Company commenced having protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and the Company had retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product. Stark-SMO is an innovative Site Management Organization with extensive experience in all phases of clinical trials.

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

On March 3, 2006, the Company entered into a non-binding letter of intent with a private corporation under which the Company intends to acquire not less than 99.92% of the capital stock of the private corporation in exchange for the issuance of shares of the Company’s preferred stock which were authorized on April 6, 2006 (see Note 12) and which will be convertible into 95% of the outstanding capital stock of the Company (the “Share Exchange”). As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  It is contemplated that on or prior to the closing of the proposed Share Exchange, the holders of the Company’s 10% Callable Secured Convertible Notes in the aggregate amount of $1,000,000 will convert into approximately 44,060,282 shares of the Company’s common stock and the holder of a certain note under the Company’s assignment of pending patent in the aggregate principal amount of $950,000 will convert such amount into an aggregate of approximately 16,600,000 restricted shares of the Company’s common stock. On or prior to the completion of the Share Exchange, the Company shall transfer all of its assets to a third party reasonably acceptable to the private corporation. On May 18, 2006, final definitive agreement to complete the Share Exchange was executed by the Company.

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

NOTE 4 - NOTES PAYABLE - PENDING PATENT

In September 2005 the Company acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III (“Assignment of Pending Patent”). The pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases (“STD Alert”).

Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which the Company obtains financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. On November 4, 2005, in an Amendment To Agreement of Pending Patent (“Amendment”), the Company and Withrow agreed that the Company shall pay Withrow the sum of Twenty Five Thousand ($25,000) in cash in lieu of issuing common stock of the Company valued at $50,000, thereby reducing the stock portion of the Company indebtedness to Withrow to restricted common stock of the Company, with piggyback rights, valued at $200,000. The Company paid Withrow $25,000 in November 2005. The amount of $200,000 payable by issuance of common stock of the Company is reflected as a current liability in the financial statements of the Company as at March 31, 2006. Further, in accordance with the terms of the Share Exchange, the holder of the note representing the Company’s obligation for the Patent Assignment shall convert the debt to equity in the Company (see Note 12).

NOTE 5 - CALLABLE CONVERTIBLE NOTES PAYABLE

On November 10, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $1,000,000 principal amount 10% Callable Secured Convertible Notes (“November 2004 Convertible Notes”). As of September 30, 2005 the Company has issued $1,000,000 worth of November 2004 Callable Notes and has received $1,000,000 in gross proceeds. The November 2004 Convertible Notes are due two years from the date of issuance and $66,667 have been retained by the accredited investors for interest payments due for the initial eight months of the term. Prepayment of eight months of interest is a requirement of the November 2004 Callable Convertible Note financing. Such prepayment is required to be paid with the funding of each tranche. The total prepayment of interest at the rate of 10% per annum for an eight month period on the entire $1,000,000 financing equals $66,667. The November 2004 Callable Notes are convertible at the option of the holders into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $1.00 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by forty five percent (45%).

In the event the Company breaches one or more of the Company’s covenants, representations or warranties, the Company may be obligated to pay liquidated damages as defined in the agreements. The November 2004 Convertible Notes are callable by the Borrower by making a cash payment ranging from 130% to 150% of the amounts borrowed plus accrued interest, as defined. The November 2004 Convertible Notes are collateralized by substantially all of the Company’s assets. The Company is required to register shares of its common stock to cover 200% of the common shares issuable upon conversion of all of the November 2004 Convertible Notes. In connection with the November 2004 Convertible Notes, the Company incurred issuance costs of $50,000, which was be recorded as deferred financing costs. The Company will amortize the deferred financing cost to interest expense using the straight-line method and record the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company’s common stock.

In connection with the November 2004 Convertible Notes, the Company also issued 3,000,000 warrants (“ The November 2004 Convertible Note Warrants”). The November 2004 Convertible Note Warrants were issued at the first closing and are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock is first traded on the OTCBB discounted by 45.0%. The November 2004 Convertible Note Warrants expire five years from the date of issuance. By exercising the November 2004 Convertible Note Warrants, each holder of the November 2004 Convertible Notes is entitled to purchase one share of common stock per warrant. In connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes, the Company has provided and recorded a debt discount of $641,027 in connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes and is amortizing the discount using the effective interest method through November 12, 2006. The Company is immediately recording corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid in capital when the related debenture is converted into common stock.

Further, in accordance with the terms of the Share Exchange, the holders of the November 2004 Convertible Notes shall convert the entire aggregate debt to equity in the Company (see Note 12).

NOTE 6 - NOTE PAYABLE - PENDING PATENT

In September 2005 the Company acquired the right, title and interest to an application for provisional letters patent assigned to the company by Edward W. Withrow, III (“Assignment of Pending Patent”). The pending patent will be utilized along with a licensed device to develop a self-contained urine-based 3 panel quick-test which will simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases (“STD Alert”) (see Note 12 - Significant Events). Consideration for the Assignment of Pending Patent is $1 Million, payable by issuance of common stock of the Company valued at $250,000 within five days after execution of the Assignment and a promissory note in the amount of $750,000, due and payable in three annual installments of $250,000 each commencing on the date upon which the Company obtains financing of not less than $ 2 million and bearing interest at the rate of 6.5% per annum which will accrue and be payable with each principal payment. On November 4, 2005, in an Amendment To Agreement of Pending Patent (“Amendment”), the Company and Withrow agreed that the Company shall pay Withrow the sum of Twenty Five Thousand ($25,000) in cash in lieu of issuing common stock of the Company valued at $50,000, thereby reducing the stock portion of the Company indebtedness to Withrow to restricted common stock of the Company, with piggyback rights, valued at $200,000. The Company paid Withrow $25,000 in November 2005. The $750,000 note, due and payable in three annual installments of $250,000 each commencing on the date upon which the Company obtains financing of not less than $ 2 million, is reflected as a non-current liability in the financial statements of the Company as at March 31, 2006. Further, in accordance with the terms of the Share Exchange, the holder of the note representing the Company’s obligation for the Patent Assignment shall convert the debt to equity in the Company (see Note 12).

NOTE 7 - STOCKHOLDERS’ DEFICIT

COMMON STOCK

During the three month period ended March 31, 2006, shares of the Company’s common stock were issued as follows:

In March 2006 the Company cancelled 500,000 shares of its common stock originally issued in October 2005 to a consultant upon the termination of the consultant’s services and future services to be rendered to the Company. The Company originally issued the stock in October 2005, and the Company recorded the March 2006 cancellation as a reduction of consulting fees for the current three month period in the amount of $275,000, which amount represented the fair market value of the stock on the date of original issue

In March 2006 the Company issued 1,000,000 shares of its common stock to a related party consultant in exchange for services rendered and to be rendered valued at $60,000 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In March 2006 the Company issued 62,500 shares of its common stock in exchange for EDGAR services rendered valued at $3,750 in the aggregate (representing the fair market value of the stock on the date of issue). These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

STOCK OPTIONS

On May 20, 2005, the Company adopted an incentive equity stock plan (the “2005 Plan”) that authorized the issuance of options, right to purchase common stock and stock bonuses up to 2,500,000 shares. The purpose of the 2005 Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of options, the right to purchase common stock and stock bonuses. The Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company’s), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other Awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.

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

WARRANTS

During the three month period ended March 31, 2006, no warrants to purchase shares of the Company’s common stock were issued.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company received a notice of conversion dated October 3, 2005 requesting that callable convertible notes in the aggregate amount of $10,614 be converted to common shares of stock in the Company (the “conversion shares”). The Company has not issued such conversion shares and is in technical default to its callable convertible note holders. However, in accordance with the terms of the Share Exchange, the holders of the November 2004 Convertible Notes shall convert the entire aggregate debt to equity in the Company (see Note 12).

INDEMNITIES AND GUARANTEES

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 9 - RELATED PARTY TRANSACTIONS

See Note 7 and Note 12 for a description of any and all debt and or equity instruments issued to employees and other related parties.

NOTE 10- OTHER EXPENSE

In accordance with the terms of the acquisition of the common stock of Brooke Carlyle Life Sciences, Inc. (“Brooke Carlyle”) (see Note 3), the Company received one million shares of Brooke Carlyle common stock. The Company, in recording the Brooke Carlyle acquisition, has reflected those one million shares in Other Assets at $1,000 on the Balance Sheet as at March 31, 2006, or par value of the Brooke Carlyle stock and a related Other Expense charge in the amount of $934,636 on the Income Statement for the Nine Month Period Ended March 31, 2006 in order to properly reflect the cost basis for the one million shares of Brooke Carlyle at Brooke Carlyle’s $0.001 par value per share.

NOTE 11 - CANCELLATION OF CONSULTING SHARES

In March 2006 the Company cancelled 500,000 shares of its common stock originally issued in October 2005 to a consultant upon the termination of the consultant’s services and future services to be rendered to the Company. The Company originally issued the stock in October 2005, and the Company recorded the cancellation as a reduction of consulting fees in the Company’s income statements for the three and nine month periods ended March 31, 2006 in the amount of $275,000, which amount represented the fair market value of the stock on the date of original issue

NOTE 12 - SUBSEQUENT EVENTS

Share Exchange

On May 18, 2006 the Company executed a Share Exchange Agreement (“Agreement”) by and among the Company (“Company”), Fred De Luca, a related party of the Company (“Shareholder”), Corich Enterprises, Ltd. and Herbert Adamczyk (“Sellers”) and Technorient Limited (“Technorient”), collectively referred to as the “Parties.”

The Company anticipates the full execution and effectiveness of the Agreement to occur on or before May 26, 2006. In accordance with the terms of the Agreement, the Company shall acquire not less than 99.92% of the capital stock of Technorient in exchange for the issuance of shares of the Company’s preferred stock which were authorized on April 6, 2006 (see Note 12 - Subsequent Events - Authorization of Preferred Stock) and which will be convertible into 95% of the outstanding capital stock of the Company (the “Share Exchange”). As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  It is understood in the Agreement that the intention of the Company is to acquire the benefits of the business owned and operated by Technorient. Conditions precedent to the closing of the Reverse Acquisition include, among other things, (i) that the holders of the Company’s 10% Callable Secured Convertible Notes in the aggregate amount of $1,000,000 will convert into 45,264,032 shares of the Company’s common stock; (ii) that the holder, a related party of the Company, of a certain note under the Company’s assignment of pending patent in the aggregate principal amount of $950,000 will convert such amount into an aggregate of 16,600,000 restricted shares of the Company’s common stock; and (iii) the Company shall have no assets or liabilities, it being understood that on or before the closing the Company shall transfer all of its assets, including the shares of Brooke Carlyle Life Sciences, Inc. to a third party or parties reasonably acceptable to Seller.

On May 4, 2006, in order to satisfy certain provisions in the Agreement with Technorient, the Company entered into a Stock Purchase Agreement with Nexgen Biogroup, Inc. (“Nexgen”), for the sale of the 1,000,000 shares of the common stock of Brooke Carlyle held by the Company, which, at that time, represented all or substantially all of the assets of the Company, for $1,000 cash, representing a consideration of $0.001 per share (the par value). In accordance with the terms of the agreement, the Company agreed to: (i) sell, assign and transfer to Nexgen any and all of its rights, title and interests in Brooke Carlyle; and (ii) transfer to Nexgen 1,000,000 shares of Brooke Carlyle common stock

The business of Technorient, originally founded in 1975, is to import, market and distribute Maserati and Ferrari cars and to provide servicing and spare parts in the Hong Kong Special Administrative Region of the People’s Republic of China and Macau. Technorient operates from six locations in Hong Kong and China incorporating sales, spare parts, servicing and body and paint shop facilities for Ferrari and Maserati. Revenues and net earnings for the year 2005 were approximately $49 million and $1.4 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our management’s beliefs as well as assumptions and information currently available to us. When used in this report, the words “believe”, “expect”, “anticipate”, “estimate” and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent reorganization, our present financial condition, the availability of additional capital as and when required, general economic conditions and the risks and uncertainties discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

The important facts and factors described in this discussion and elsewhere in this document sometimes have affected, and in the future could affect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

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

The Company’s new management team believes that it is no longer in the best interests of the Company and its shareholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products.

Management realizes that significant time and effort has been expended in that endeavor, but management also believes that the Company does not have the financial resources to successfully bring those products to market. Management also recognizes the Company’s distressed financial condition and the difficulty and uncertainty regarding its ability to attract additional capital to utilize the patent assignment and license it had acquired in September 2005 and to proceed with the development of a new product. In an effort to bring revenues and profitable operations to the Company, management seeks to effect a transaction which would attract a viable business operation and liquidate its liabilities. In this regard, on May 18, 2006 the Company executed a Share Exchange Agreement (see Note 12 - Notes To The Financial Statements as of March 31, 2006).

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

STOCK-BASED COMPENSATION

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting For Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company’s common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

REVENUE RECOGNITION

We recognize revenue at the time of shipment of our products to customers. We have not generated any revenue to date.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

During the three-month periods ended March 31, 2006 and 2005, we had no revenues and no cost of sales. Our general and administrative expenses decreased from $144,022 for the three month period ended March 31, 2005 to a negative $208,120 for the three month period ended March 31, 2006, or a decrease of $352,142. The decrease in general and administrative expense for the three month period ended March 31, 2006 included the Company’s recording the cancellation of a consulting fee, originally paid and recorded in a previous quarter, as a reduction of consulting fees in the Company’s general and administrative expense for the three month period ended March 31, 2006 in the amount of $275,000. If this adjustment were not included in the current quarter, general and administrative expenses would have been $66,180 and the decrease in general and administrative expense for the three-month period March 31, 2005 to March 31, 2006 would have been $77,842. That decrease was due to a net combination of the following:

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

As a result of the above, we incurred a net profit of $112,165 for the three-month period ended March 31, 2006 as compared to a net loss of $324,750 for the three-month period ended March 31, 2005. Exclusive of the adjustment for cancellation of the consultant’s fee as described above, we would have incurred a net loss for the three-month period ended March 31, 2006 in the amount of $162,835.

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

Increase in consulting services of approximately $192,491, however included in the total of $387,577 for the period, $307,000 was paid through issuance of the Company’s common stock in lieu of cash, increase in stock transfer agent fees of approximately $8,324; offset by a decrease in selling and marketing expenses of approximately $97,585, decrease in office expenses of approximately $5,205, decrease in executive compensation of approximately $30,000, a decrease in office and administrative charges of approximately $110,776 and a decrease in other sundry expenses of approximately $6,559.

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

ITEM 3. CONTROLS AND PROCEDURES

NOTE: This Item 3. Controls and Procedures has been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal year ended June 30, 2006 and the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, as discussed above in the Explanatory Note at the beginning of this Report.

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents amendments of certain Notes to our unaudited interim financial statements for the quarter ended March 31, 2006.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the amendments to our financial statements for our former fiscal year ended March 31, 2006.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Specifically, the control deficiencies related to:

•	the invalid adoption of certain purported amendments to our Articles of Incorporation;

•	the unauthorized issuance by prior management of shares of our capital stock; and

•	the lack of recognition of the receipt of services from certain third party consultants on our financial statements.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2006.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2006.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company received a notice of conversion dated October 3, 2005 requesting that callable convertible notes in the aggregate amount of $10,614 be converted to common shares of stock in the Company (the “conversion shares”). The Company has not issued such conversion shares and is in technical default to its callable convertible note holders. However, in accordance with the terms of the Reverse Acquisition, the holders of the November 2004 Convertible Notes shall convert the entire aggregate debt to equity in the Company (see Note 12 - Notes To Financial Statements as of March 31, 2006).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 7, 2006, we filed an amendment to our Articles of Incorporation purporting to create a class of 100,000,000 shares of “blank check” preferred stock (the “Preferred Stock Amendment”).  As discussed in the Explanatory Note at the beginning of this Report, we later determined that the Preferred Stock Amendment was approved only by the written consent of a majority of our then-stockholders, whereas our By-Laws required such written consent to be approved unanimously.  We were advised that the Preferred Stock Amendment was invalid and of no force and effect and that we were never authorized to issue any shares of any class or series of preferred stock.  For a more detailed discussion, please refer to the Explanatory Note at the beginning of this Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2010	CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)
(Registrant)

	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer