Form 10-K/A
period 2006-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-120807

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Name of Registrant in its charter)

Nevada	11-3718650
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

10/F, Wo Kee Hong Building
585-609 Castle Peak Road
Kwai Chung, N.T. Hong Kong
 (Address of principal executive offices)  (Zip Code)

Issuer’s telephone number: (852) 2954-2469

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year:  $-0-

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

At September 28, 2006, a total of 98,229,180 shares of registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-KSB for our former fiscal year ended June 30, 2006 (the “Former Fiscal Year 2006 Form 10-K”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-K/A to our Former Fiscal Year 2006 Form 10-K is being filed with the Securities and Exchange Commission (the “SEC”) to amend certain Notes to our audited financial statements included in the Former Fiscal Year 2006 Form 10-K.

In addition, we will file Reports on Form 10-K/A for prior periods to amend and restate our consolidated audited financial statements for the annual periods in fiscal years ended December 31, 2008, 2007 and 2006 and Reports on Form 10-Q/A to amend and restate our consolidated unaudited financial statements for the quarterly periods ended September 30, 2006 through September 30, 2009.  We will also file a Report on 10-Q/A to amend certain Notes to our unaudited interim financial statements for the quarterly period ended March 31, 2006.

NOTE:  The common stock numbers in the “Background” sections of this Explanatory Note give effect to a one-for-five reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.005 per share, effective on December 7, 2007.  However, unless otherwise indicated, the common stock numbers in the balance of this Form 10-K/A reflect our pre-Reverse Stock Split capitalization, as in effect during the period covered by this Form 10-K/A.

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

Scope of This Form 10-K/A

This Form 10-K/A sets forth the Former Fiscal Year 2006 Form 10-K in its entirety.  We have amended certain Notes to our audited financial statements included in the Former Fiscal Year 2006 Form 10-K, based on the following:

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

•	the issuance of shares of common stock in connection with the Reformation;

•	the cancellation and reissuance of the shares of common stock converted from the Bern Noble Shares (including the recognition of the receipt of the services performed by Bern Noble in 2006); and

•	the settlement of the Federal Court Action.

Specifically, we have amended the following Notes:

•	Note 1, Organization;

•	Note 2, Description of Business;

•	Note 6, Stockholders’ Equity; and

•	Note 12, Subsequent Events.

In addition, the following Items contain amended disclosures relating to the amendments:

•	Part I, Item 1. Description of Business, under the heading “Corporate History,” “Our Business” and “Subsequent Event;”

•	Part II, Item 8A. Controls and Procedures; and

•
Part III, Item 13. Exhibits and Financial Statements Schedules (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the Former Fiscal Year 2006 Form 10-K.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Former Fiscal Year 2006 Form 10-K.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-K/A does not describe events occurring after the Former Fiscal Year 2006 Form 10-K (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Former Fiscal Year 2006 Form 10-K.  Accordingly, this Form 10-K/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Former Fiscal Year 2006 Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K and other reports and statements filed by us with the Securities and Exchange Commission include “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the “safe harbor” provisions in those laws. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of these safe harbor provisions with respect to all of the forward-looking statements we make. These forward-looking statements reflect our current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including specifically the absence of significant revenues or long-term financial resources, a history of losses, the uncertainty of patent and proprietary rights, trading risks of low-priced stocks and those other risks and uncertainties discussed in this Annual Report that could cause our actual results to differ materially from our historical results or those we hope to achieve. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report.

All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

China Premium Lifestyle Enterprise, Inc. (formerly Xact Aid, Inc.) (the “Company”) was formed in the State of Nevada on April 19, 2004. On April 30, 2004, the Company issued 1,000 shares of its common stock (representing all of its issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (f/k/a QT5, Inc.), a Delaware corporation (“Addison-Davis”), in consideration of Addison-Davis advancing start-up and operating capital. On August 30, 2004, the Company filed a trademark application for “Xact Aid.”

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

From the Company’s inception to May 9, 2005, the date that the Company was spun-off from Addison-Davis, Addison-Davis was the Company’s sole stockholder.  As such, the Company was a wholly-owned subsidiary of Addison-Davis and was included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission (the “SEC”). Commencing with the fiscal year ended June 30, 2005, the Company has filed Forms 10-K and Forms 10-QSB with the SEC.

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

The Company’s new management team believed that it was no longer in the best interests of the Company and its stockholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products.

Management realizes that significant time and effort has been expended in that endeavor, but management also believes that the Company does not have the financial resources to successfully bring those products to market. Management also recognized the Company’s distressed financial condition and the difficulty and uncertainty regarding its ability to attract additional capital to utilize the patent assignment and license it had acquired in September 2005 and to proceed with the development of a new product. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction that would attract a viable business operation and liquidate its liabilities.

As a result of such decisions, on March 3, 2006, the Company entered into a non-binding letter of intent with Technorient Limited, a Hong Kong corporation (“Technorient”), for a proposed acquisition of an interest in Technorient via a share exchange by and among the Company, Technorient and Technorient’s shareholders.

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

The Board believed that the sale of the Brooke Carlyle stock was in the best interests of the Company and its stockholders.  The sale was also necessary in order to satisfy and comply with the terms of the Share Exchange Agreement described below with Technorient. The Board of Directors further believed that such sale would provide to the Company the best opportunity to proceed with restructuring its business via the acquisition of Technorient.

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

Conditions precedent to the closing of the Amended Exchange Agreement included, among others, the following: (i) that the holders of the Company’s 10% Callable Secured Convertible Notes (the “Notes”) in the aggregate amount of $1,000,000 convert the Notes into 5,029,337 restricted shares of the Company’s common stock; (ii) that the parties shall have performed or complied with all agreements, terms and conditions required by the Amended Exchange Agreement to be performed or complied with by them prior to or at the time of the closing; (iii) that Edward W. Withrow, III, a related party of the Company and holder of a certain note in the principal amount of $950,000, convert such amount into 16,600,000 shares of the Company’s common stock; (iv) that Technorient shall have received all of the regulatory approvals and authorizations from the Hong Kong Stock Exchange necessary to consummate the transactions contemplated by the Amended Exchange Agreement; and (v) that the Company, at closing shall have no assets or liabilities, such that on or before the closing the Company shall transfer all of its assets, including the shares of Brooke Carlyle, and liabilities to a third party or parties reasonably acceptable to the Sellers.

SUBSEQUENT EVENT

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

The Company was previously engaged in litigation regarding the HEL Shares (the “Federal Court Action”).  On March 1, 2010, we settled the Federal Court Action.  Under the terms of the settlement, the defendants agreed to return to us for cancellation all of the HEL Shares, including all shares of common stock that were converted therefrom.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on March 5, 2010.

Change of Executive Officers and Directors

Immediately following the completion of the Exchange and pursuant to the Amended Exchange Agreement, Richard Man Fai Lee and Herbert Adamczyk were elected to the Company’s board of directors, and Robert G. Pautsch resigned as President, Chief Executive Officer and director, Charles Miseroy resigned as Chief Financial Officer and Treasurer, and Richard Man Fai Lee, Herbert Adamczyk and Tik Tung Wong were elected as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively.

Information regarding the Company’s directors and executive officers is set forth below. If any director or executive officer listed below is unable to serve, the directors will appoint a successor. Each director serves until his successor is elected at the annual meeting of stockholders or until his earlier death, resignation or removal and, subject to the terms of any employment agreement with the Company, each executive officer serves at the pleasure of the Board of Directors.

Name	Age	Position
Richard Man Fai Lee	50	Chief Executive Officer & director
Herbert Adamczyk	66	Chief Operating Officer & director
Tik Tung (Joseph) Wong	49	Chief Financial Officer
Frederico G. Cabo	61	Director
Fred De Luca	76	Secretary & Director

Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong Group, a Hong Kong Stock Exchange company, and through Corich, the controlling shareholder of Technorient. He is responsible for formulating the Group’s overall strategic planning and business development. Mr. Lee has 26 years experience in marketing consumer products. He has a bachelor’s degree and a master’s degree in business administration from the University of Minnesota.

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

Joseph Wong, FCCA, CPA is an Executive Director, the Chief Financial Officer and qualified accountant of Wo Kee Hong Group. He is a fellow member of the Association of Chartered Certified Accountants and associate member of the Hong Kong Institute of Certified Public Accountants. He is an Independent Non- executive Director of Chi Cheung Investment Company, Limited.

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

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this Report on Form 10-K to “we,” “us” and the “Company” are to China Premium Lifestyle Enterprise, Inc. (formerly Xact Aid, Inc.), a Nevada corporation. References to “Technorient” and the “Group” are to Technorient Limited, a Hong Kong corporation and its subsidiaries.

Cautionary Notice Regarding Forward Looking Statements

This Report on Form 10-K contains a number of forward-looking statements that reflect management’s current views and expectations with respect to its business, strategies, products future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those that will be discussed in “Risk Factors” in a later filing, as well as those discussed elsewhere in this Report, and the risks to be discussed in the next Annual Report on Form 10-K and in the press releases and other communications to stockholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect its business. Technorient undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

TECHNORIENT BUSINESS DESCRIPTION

Group Summary

Technorient is the parent company of Auto Italia Limited (“Auto Italia”), Italian Motors (Sales & Service) (“Italian Motors”), and Italian Motors (Sales & Services) Limited (“IML”). Originally founded in 1974 by Herbert Adamczyk as German Motors Limited, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996 having been a dealer for the brand since 1994.

In 2003, IML transferred all its car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business. IML is also an equity holder in Ferrari Maserati International Trading (Shanghai) Co. Ltd., (“Shanghai JV”) an equity joint venture company created with Ferrari SpA and the Beijing-based Poly Investment Group in 2004 to handle sales, marketing and distribution of Maserati and Ferrari in China. The Shanghai JV is currently building a network of dealerships for Ferrari and Maserati in China Auto Italia and Italian Motors operate from six locations in Hong Kong and China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati. Management believes that the group has a well established customer base comprised of high net worth individuals in Hong Kong and China and enjoys through its sales performance and reputation for first class facilities and customer service, an excellent relationship with senior management of both Ferrari SpA and Maserati SpA.

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

In 1993, Corich Enterprises Inc. (“Corich”), a wholly owned subsidiary of Wo Kee Hong (Holdings) Limited which has shares listed on the Main Board of The Stock Exchange of Hong Kong Limited, acquired 37.7% of the then issued share capital of Technorient. Mr. Adamczyk held approximately 28.2% of the then issued and outstanding capital shares of Technorient. In 1995, Corich increased its interest in Technorient to 73.6% through subscription of new shares and acquisition of shares from certain minority shareholders of Technorient. In 2001 and 2002, a minority shareholder of Technorient sold its entire interest of approximately 0.019% of the then issued capital shares of Technorient to Corich and Mr. Adamczyk in proportion to their then interest in Technorient. On April 15, 2004 and April 28, 2004, Corich increased its interest in Technorient to 89.92%. On May 30, 2006, Corich acquired 0.08% of the issued capital shares of Technorient from the minority shareholder of Technorient. Upon completion of the acquisition, Corich and Mr. Adamczyk each held approximately 90% and 10% of Technorient, respectively. Upon completion of the Exchange on September 5, 2006,Corich and The Company held approximately 51% and 49% of Technorient, respectively.

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

As a result, on August 27, 2004, IML formed Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd. (“Shanghai JV”), an equity Sino-foreign joint venture in the PRC with Ferrari S.p.A. and Poly Technologies Inc., to engage in the import, distribution and sale, through a local network of car dealers, of Ferrari and Maserati cars, spare parts and ancillary products.

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

Technorient’s commitment to maintaining the highest levels of service facilities and after sales service is supplemented by an active promotional program comprising media events and classic/performance car rallies. Technorient is also sponsoring development of a “Worldwide Super Car Club” based at the F1 track facilities in Zhuhai, located in southern China. This club is being developed to service the “recreational racing” requirements of the Group’s ultra high net worth clients and will showcase its key brands and luxury lifestyle concept for emerging Chinese patrons.

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

Sales for Ferrari and Maserati stabilized at around 140 units per annum in 2005 with annual growth in the region of 30%. Given the relatively small but extremely wealthy customer base for the Group’s products in Hong Kong/ Macau, management predicts that sales will remain significant, in both Special Administrative Regions while the proportion of sales in the PRC will increase at a greater rate.

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

Competition

With the appointment of Technorient’s Dalian dealership in the North East of China, there are now 12 authorized showrooms and after-sales facilities nationwide. As Technorient was responsible for appointing the majority of these dealers as sales agents between 1994 and 2004 (the majority of whom achieved full dealer status after the importer was established in 2004), it enjoys close working relationships with all these representatives.

One of the Technorient’s major strengths is its ability to focus on customer service, capitalizing on more than 30 years of experience in Hong Kong and Macau, which provides it with a distinct advantage in China. A major weakness in the automotive sector in China is a lack of customer service skills, with most dealers content to simply sell cars, with limited, if any, after sales service and support.

Technorient’s service philosophy has always been based around a racing team type support structure, with 24 hour service, spare parts and consultation.

This approach developed from the auto racing background of Technorient’s key principals and has proven to be very successful in building long term relationships with wealthy clients who expect nothing less than first class support for their highly tuned and expensive machines. Technorient’s focus on satisfying the client in both the sales and after-sales areas has led to consistently high levels of recommendation and endorsement, and additional and repeat business, all of which has benefited Technorient for over thirty years.

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

In reflection of the commitment of Technorient to the China luxury brand development concept, the name of the Company will be changed to “China Premium Lifestyle Group.”

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our office facilities are located at 143 Triunfo Canyon Road, Suite 104, Westlake Village, California 91361. We share this approximately 1,300 square foot office space with the lessee, Addison-Davis Diagnostics, Inc. on a month to month basis and are currently not paying rent. We plan to abandon the facility upon the closing of the Amended Exchange Agreement discussed in Notes To Financial Statements, Note 9 -Subsequent Events.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

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

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

Set forth in the table below is information regarding awards made through compensation plans or arrangements through June 30, 2005, the most recently completed fiscal year.

Number of
securities
remaining
available for
	Number of		future issuance
	Securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column 2)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A

Equity Compensation Plans Not Approved by Security Holders	—	$—	797,500

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The Company’s new management team believed that it was no longer in the best interests of the Company and its stockholders to continue pursuing sales and marketing efforts for the wound-specific first aid kit line of products.

Management realizes that significant time and effort has been expended in that endeavor, but management also believes that the Company does not have the financial resources to successfully bring those products to market. Management also recognized the Company’s distressed financial condition and the difficulty and uncertainty regarding its ability to attract additional capital to utilize the patent assignment and license it had acquired in September 2005 and to proceed with the development of a new product. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction which would attract a viable business operation and liquidate its liabilities.

Although subsequently, on July 15, 2006, the Amended Exchange Agreement was entered into by the Parties, and pursuant to the terms of the Amended Exchange Agreement, the Company shall acquire 49% of the outstanding capital stock of Technorient including Technorient’s business operations and the liquidation of the Company’s liabilities, the closing of the Share Agreement has not yet occurred. The absence of closing the Amended Exchange Agreement raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

INFLATION

Management believes that inflation has not had a material effect on the Company’s results of operations.

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

STOCK-BASED COMPENSATION.

We account for non-employee stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting For Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of our Common Stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for our stock-based compensation to employees under APB 25.

REVENUE RECOGNITION.

We will recognize revenue at the time of shipment of our products to our customers. To date, we have had no sales and no revenue.

RESULTS OF OPERATIONS

During the fiscal years ended June 30, 2006 and 2005, we had no revenues and no cost of sales. The general and administrative expense for the fiscal year ended June 30, 2006 decreased by $154,146 from $594,878 to $440,732 which was due primarily to a combination of the following:  (i) decrease in marketing and design fees of $74,274; (ii) decrease in travel and promotion of approximately $26,545; (iii) decrease in executive salaries of approximately $48,000; (iv) decrease in financial, legal and business consulting fees of $149,948; (vi) decrease of $142,250 in office and administrative support charges; and (vii) an offsetting increase in business advisory consulting fees of approximately $267,000 paid by the issuance of 1,425,000 shares of the Company’s common stock and (viii) a $19,871 increase of other sundry expenses.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and the report thereon and the notes thereto, which are attached hereto as pages F-1 through F-15, and indexed at page 23, are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

NOTE: This Item 8A. Controls and Procedures has been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal year ended June 30, 2006 and the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, as discussed above in the Explanatory Note at the beginning of this Report.

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-K/A presents amendments of certain Notes to our audited financial statements for our former fiscal year ended June 30, 2006.  In connection with this Form 10-K/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the amendments to our financial statements for our former fiscal year ended June 30, 2006.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

During the pendency of the Federal Court Action and preparing for our 2009 year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the period ended March 31, 2006 through the period ended September 30, 2009, which resulted in the amendments described in the Explanatory Note at the beginning of this Report.

Our management has identified internal control deficiencies which resulted in the amendments described above and which, in our management’s judgment, represented a material weakness in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for certain transactions to ensure that such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of June 30, 2006.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of June 30, 2006.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

None of our directors or executive officers has, during the past five years, had any bankruptcy petition filed by or against any business of  which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that  time, been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding been subject to any order, judgment, or decree not subsequently  reversed, suspended or vacated of any court of competent  jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of  business, securities, futures, commodities or banking activities, or been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures  Trading Commission to have violated a federal or state securities or  commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Fred De Luca serves as our Secretary and Director since September 20, 2005. Mr. De Luca practiced corporate law over a twenty nine year period until retiring in June 1989 to serve as legal consultant and director to various private and publicly traded companies. From July 1999 until January 2003, Mr. De Luca served as Secretary and was a legal consultant to Quicktest 5, Inc. In January 2003, Quicktest 5, Inc. was the surviving company of a merger with a public company and became Addison-Davis Diagnostics, Inc., the predecessor company. He continued to serve as Secretary and legal consultant to Addison-Davis Diagnostics, Inc. from January 2003 to the present. In addition, in September 2004 he became a director of Addison-Davis Diagnostics, Inc. From July 1995 to the present, Mr. De Luca has also served as Secretary, director and consultant to Sound City Entertainment Group . From September 1989 to the present, Mr. De Luca was and is a consultant to Automotive Racing Products. Mr. De Luca earned his undergraduate degree at University California Los Angeles (UCLA) and his law degree at Southwestern University School of Law.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not subject to the requirements of Section 16.

CODE OF ETHICS

For the year ended June 30, 2006, the Company did not have formal written values and ethical standards. However, the Company’s management does communicate values and ethical standards during company wide meetings.

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

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION
				Other Annual
		Salary	Bonus	Compensation
Name and Principal Position	Year	($)	($)	($)
Federico G. Cabo,	2005	$40,000	—	—
Chief Executive Officer	2004	—	—	—
Robert G. Pautsch	2005	—	—	—
Chief Executive Officer,	2006	—	—	—
President (Note 1)
Charles Miseroy,	2005	—	—	—
Chief Financial Officer (Note 2)	2006	—	—	—

		LONG TERM COMPENSATION		PAYOUTS
		Restricted	Securities		All Other
		tock Awards	Underlying	LTIP Payout	Compensation
Name and Principal Position	Year	($)	Options/SARs	($)	($)
Federico G. Cabo,	2005	3,000	—	—	—
Chief Executive Officer	2004	—	—	—	—
Robert G. Pautsch	2005	—	—	—	—
Chief Executive Officer,	2006	—	—	—	—
President (Note 1)
Charles Miseroy,	2005	—	—	—	—
Chief Financial Officer (Note 2)	2006	—	—	—	—

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NOTE:  This Item 11. Security Ownership of Certain Beneficial Owners and Management has not been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal  year ended June 30, 2006 or the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, but is presented herein as originally filed.  As discussed above in the Explanatory Note at the beginning of this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  For a more detailed discussion, please refer to the Explanatory Note at the beginning of this Report.

The following table sets forth the number of shares of common stock beneficially owned as by (i) those persons or groups known to beneficially own more than 5% of the Company’s common stock prior to the closing of the Exchange, (ii) those persons or groups who beneficially own more than 5% of the Company’s common stock as of the closing of the Exchange, (iii) each current director and each person that became a director upon the closing of the Exchange, (iv) all current directors and executive officers as a group and (v) all directors and executive officers after the closing of the Exchange as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

	Before Closing		After Closing
	of Exchange (1)		of Exchange(2)
	Amount and		Amount and
	Nature of		Nature of
	Beneficial	Percent of	Beneficial		Percent of
Name and Address of Beneficial Owner(3)	Ownership	Class	Ownership		Class
Pre-Exchange Officers and Directors

Frederico G. Cabo	3,000,000	22.1%	0		—
Fred De Luca	6,000,000	44.2%	0		—
Robert G. Pautsch	500,000	3.7%	500,000		*
Officers and Directors as a Group (3 persons)

Post Exchange Officers and Directors

Richard Man Fai Lee(4)	—	—	—		—
Herbert Adamczyk	—	—	15,423,323	(5)	9.2%
Frederico G. Cabo	3,000,000	22.1%	0		—
Fred De Luca	6,000,000	44.2%	0		—

Post Exchange Beneficial Owners

Wo Kee Hong (Holdings) Limited(6)	—	—	67,057,843	(6)	40.0%
Charles Miseroy(7)
12318 Foxcroft Place
Granada Hills, California 91344-1621			51,749,314	(7)	30.9%

All officers and directors as a group (6 persons)			—		—

(1) Based on 13,576,021 shares outstanding on August 31, 2006.

(2) Based on 167,644,553 shares of the Company’s common stock outstanding (assuming conversion of the Series A Preferred Stock) following the closing of the Exchange. As discussed in the Explanatory Note at the beginning of this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  As part of the Reformation of the Share Exchange Agreement, certain parties to the Share Exchange Agreement were deemed to have been issued shares of common stock in lieu of the shares of Series A Preferred Stock.  For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

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

(5) Calculated based on 167,273 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of Common stock.  As discussed in the Explanatory Note at the beginning of this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  As part of the Reformation of the Share Exchange Agreement, Mr. Adamczyk was deemed to have been issued shares of common stock in lieu of the shares of Series A Preferred Stock.  For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

(6) Wo Kee Hong (Holdings) Limited is the parent of Corich Enterprises Inc. and one of the selling shareholders of Technorient. The shares are calculated based on 727,273 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of Common stock. As discussed in the Explanatory Note at the beginning of this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  As part of the Reformation of the Share Exchange Agreement, Corich was deemed to have been issued shares of common stock in lieu of the shares of Series A Preferred Stock.  For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

(7) Calculated based on 561,245 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of Common stock. Mr. Miseroy is the controlling equity holder of Happy Emerald Limited, the record owner of the shares of Series A Preferred Stock. As discussed in the Explanatory Note at the beginning of this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  Certificates representing all the shares of Series A Convertible Preferred Stock held of record by Happy Emerald Ltd. were returned to the Company in connection with the settlement of the Federal Court Action.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on March 5, 2010.

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

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III. (2)

23.1	Consent of Armando C. Ibarra, C.P.A and Chang G. Park, C.P.A Ph D (3)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. *

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (2)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited (2)

99.3	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (2)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (2)

99.5	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (2)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (2)

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

(2)  Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

(3) Filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on October 12, 2006.

The following financial statements are filed as a part of this report, appearing at the pages indicated:

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2006 and June 30, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. “Audit Related Fees” consisted of consulting regarding accounting issues. “All Other Fees” consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

	June 30, 2006	June 30, 2005

(i) Audit Fees	$6,300	$6,500

(ii) Audit Related Fees	$—	$1,500

(iii) Tax Fees	$595	$—

(iv) All Other Fees	$—	$275

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

Signature	Title	Date

/s/ Richard Man Fai LEE	Chief Executive Officer, President and Chairman	May 28, 2010
Richard Man Fai LEE	of the Board

/s/ Joseph Tik Tung WONG	Chief Financial Officer, Treasurer and Secretary	May 28, 2010
Joseph Tik Tung WONG

/s/ Herbert Adamczyk	Chief Operating Officer and	May 28, 2010
Herbert Adamczyk	Director

/s/ Yun Fai LEUNG	Director	May 28, 2010
Yun Fai LEUNG

The following report of independent registered public accounting firm is a copy of the previously issued report. Chang G. Park has not reissued his report.

Chang G. Park, CPA, Ph. D. – 371 E STREET – CHULA VISTA – CALIFORNIA 91910-2615
– TELEPHONE (858)722-5953 – FAX (858) 408-2695 – FAX (619) 422-1465 – E-MAIL changgpark@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Xact Aid, Inc.

We have audited the accompanying balance sheet of Xact Aid, Inc. as of June 30, 2006 and the related statements of operation, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Xact Aid, Inc. as of June 30, 2005, and for the period April 19, 2004 (inception) to June 30, 2005, before the restatement described in Note 3, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xact Aid, Inc. as of June 30, 2006, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the financial statements, in accordance with the terms of the acquisition of 100% of the common stock of Brooke Carlyle Life Sciences, Inc, (“Brooke Carlyle”), the Company’s wholly-owned subsidiary, the Company received one million shares of Brooke Carlyle common stock. The Company, in recording the Brooke Carlyle acquisition, has reflected those one million shares in Other Assets at $1,000 on the Balance Sheet as at December 31, 2005, or par value of the Brooke Carlyle stock and an associated Other Expense charge in the amount of $ 934,636 on the Income Statement. On May 4, 2006, by unanimous consent of the Board of Directors, the Company entered into an agreement to sell the Brooke Carlyle stock.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred net losses of $ (3,371,998). This factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Successful completion of the Company’s transition to the attainment of profitable operations is dependent upon its obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
Chang G. Park, CPA
September 21, 2006
San Diego, CA. 91910
Member of the California Society of Certified Public Accountants

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)
(A Development Stage Company)

Balance Sheets

	As of June 30, 2006	As of June 30, 2005

Current Assets
Cash	$2,002	$59,820
Inventories	—	42,898
Prepaid expenses	—	16,676
Other current assets	—	160
Total Current Assets	2,002	119,554
Other Assets
Note receivable from a related party	—	166,049
Deferred Financing Cost, net of accumulated
amortization of $88,872 and 28,993, as of June 30, 2006 and 2005	22,147	82,026
Other asset	—	225
Total Other Assets	22,147	248,300
TOTAL ASSETS	$24,149	$367,854
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$—	$68,555
Accrued Salaries	—	20,000
Note payable	950,000	10,702
Note payable to related parties	—	43,000
Current portion of convertible note payable, net of amortization debt
discount of $ $29,644 as of June 30, 2006	970,356	—
Total Current Liabilities	1,920,356	142,257
LONG-TERM LIABILITIES
Convertible notes payable, net of amortization
debt discount of $105,292, as of June 30, 2005	—	894,708
Total Long-Term Liabilities	—	894,708
TOTAL LIABILITIES	1,920,356	1,036,965
Stockholders' Equity (Deficit)
Common stock ($.001 par value, 100,000,000
shares authorized; 13,603,500 and 11,901,000 shares issued
and outstanding as of June 30, 2006 and 2005, respectively)	13,631	11,901
Additional paid-in capital	1,324,361	648,232
Paid-in capital: Warrants	137,799	137,799
Deficit accumulated during development stage	(3,371,998)	(1,467,042)
Total Stockholders' Equity (Deficit)	(1,896,207)	(669,110)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$24,149	$367,854

See Notes to Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)
(A Development Stage Company)

Statements of Operations

			April 19, 2004
			(inception)
	Year Ended	Year Ended	through
	June 30,	June 30,	June 30,
	2006	2005	2006
Revenues
Revenues	$—	$—	$—
Total Revenues	—	—	—
Operating Costs
Administrative expenses	440,732	594,878	1,104,861
Total Operating Costs	440,732	594,878	1,104,861
Other Income & (Expenses)
Interest income	2,738	—	2,738
Other income	9,956	8,319	18,275
Interest expense	(526,343)	(811,231)	(1,337,574)
Other expenses	(950,576)	—	(950,576)
Total Other Income & (Expenses)	(1,464,225)	(802,912)	(2,267,137)
Net Loss	$(1,904,957)	$(1,397,790)	$(3,371,998)
Basic loss per share	$(0.15)	$(0.55)
Weighted average number of common shares outstanding	12,558,178	2,549,767

See Notes to Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (Deficit)
From April 19, 2004 (inception) through June 30, 2006

					Deficit
					Accumulated
		Common	Additional	Paid-in	During
	Common	Stock	Paid-in	Capital:	Development
	Stock	Amount	Capital	Warrant	Stage	Total
Stock issued for cash on April 30,
2004 @ $0.001 per share	1,000	$1	$99		$—	$100
Net loss, April 19, 2004 (inception)
through June 30, 2004					(69,251)	(69,251)
Balance, June 30, 2004	1,000	1	99		(69,251)	(69,151)
Shares issued to employees for
services rendered and salaries	3,000,000	$3,000				3,000
Shares issued in connection with
inventory transfer	2,000,000	$2,000	$18,000			20,000
Issuance of common stock for services	900,000	$900				900
Issuance of common stock for services
to a related party	6,000,000	$6,000				6,000
Issuance of warrant for convertible
notes				$137,799		137,799
Estimated fair value of deferred
financing Costs, beneficial conversion
features and warrants issued in
connection with Convertible notes
payable			630,133			630,133
Net loss, June 30, 2005					$(1,397,790)	$(1,397,790)
Balance, June 30, 2005	11,901,000	11,901	648,232	137,799	(1,467,041)	(669,109)
Rounding		28	(28)			—
Issuance of common stock for services	200,000	200	109,800			110,000
Issuance of common stock for services	200,000	200	91,800			92,000
Issuance of common stock for services	40,000	40	7,960			8,000
Issuance of common stock for services	200,000	200	39,800			40,000
Issuance of common stock for services	1,062,500	1,062	62,688			63,750
Estimated fair value of deferred
financing Costs, beneficial conversion
features and warrants issued in
connection with Convertible notes
payable			364,109			364,109
Net loss, June 30, 2006					(1,904,957)	(1,904,957)
Balance, June 30, 2006	13,603,500	$13,631	$1,324,361	$137,799	$(3,371,998)	$(1,896,207)

See Notes to Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)
(A Development Stage Company)

Statements of Cash Flows

			April 19, 2004
	For the year	For the year	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,904,957)	$(1,397,790)	$(3,371,998)
Amortization of debt discount and
non-cash interest expense	75,649	1,032,507	1,108,155
Issuance of shares in inventory settlement	20,000	20,000
Common stock and options issued for services	313,750	9,900	323,650
Changes in operating assets and liabilities:
Deferred Costs	59,879	(82,026)	(22,147)
Receivable from related party	166,049	(169,747)	994,242
Inventory, net	42,898	(42,730)	—
Escrow receivable	160	160	—
Prepaid expenses	16,676	(16,667)	—
Other assets	—	(2,005)	—
Accounts payable	(68,555)	79,510	—
Accrued salaries	(20,000)	—	—
Other asset	225	—	—
Lease liability	—	(4,700)	—
Net cash provided by (used in) operating activities	(1,318,225)	(573,588)	(948,098)
CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of fixed assets	—	1,237	—
Net cash provided by (used in) investing activities	—	1,237	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) notes
payable to related parties	(43,000)	(331,597)	—
Proceeds from notes payable to related parties	939,298	16,406	950,000
Proceeds from convertible debentures, net of
issuance cost and prepaid interest	364,109	630,133	—
Common stock	—	—	100
Net cash provided by (used in) financing activities	1,260,407	314,942	950,100
Net increase (decrease) in cash	(57,818)	(249,091)	2,002
Cash at beginning of year	59,820	308,911	—
Cash at end of year	$2,002	$59,820	$2,002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	$450,694	$221,276
Income taxes paid	$—	$—

See Notes to Financial Statements

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

From the Company’s inception to May 9, 2005, the date that the Company was spun-off from Addison-Davis, Addison-Davis was the Company’s sole stockholder. As such, the Company was a wholly-owned subsidiary of Addison-Davis and was included in the consolidated financial statements filed by Addison-Davis with the Securities and Exchange Commission (the “SEC”). Commencing with the fiscal year ended June 30, 2005, the Company has filed Forms 10-K and Forms 10-QSB with the SEC.

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

In September 2005, the Company entered into a license agreement and acquisition agreement in order to develop market and sell a new product. In September 2005, the Company entered into a License Agreement with Addison-Davis Diagnostics, Inc. (“License Agreement”) under which the Company licensed the right, worldwide, to utilize for commercial purposes under the Company’s brand name, a patent-pending F.D.A. 510(K) \cleared device to be utilized with a provisional patent application acquired through a Purchase Agreement with Edward W. Withrow, III (“Purchase Agreement”). The licensed device was to be utilized along with the provisional patent application product to develop a self-contained urine-based 3 panel quick-test, which would simultaneously identify the presence of three widely recognized and prevalent sexually transmitted diseases (“STD Alert”). The Company commenced having protocols prepared and filed with the F.D.A. in order to initiate the clearance process, and the Company had retained the services of Stark-SMO, located in Mill Valley, California to manage all phases of clinical trials for the STD Alert product.

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

Conditions precedent to the closing of the Amended Exchange Agreement included, among others, the following: (i) that the holders of the Company’s 10% Callable Secured Convertible Notes (the “Notes”) in the aggregate amount of $1,000,000 convert the Notes into 5,029,337 restricted shares of the Company’s common stock; (ii) that the parties shall have performed or complied with all agreements, terms and conditions required by the Amended Exchange Agreement to be performed or complied with by them prior to or at the time of the closing; (iii) that Edward W. Withrow, III, a related party of the Company and holder of a certain note in the principal amount of $950,000, convert such amount into 16,600,000 shares of the Company’s common stock; (iv) that Technorient shall have received all of the regulatory approvals and authorizations from the Hong Kong Stock Exchange necessary to consummate the transactions contemplated by the Amended Exchange Agreement; and (v) that the Company, at closing shall have no assets or liabilities, such that on or before the closing the Company shall transfer all of its assets, including the shares of Brooke Carlyle, and liabilities to a third party or parties reasonably acceptable to the Sellers.

Prior to the Exchange, Federico G. Cabo, one of the Company’s directors, owned 3,000,000 shares of common stock, and Mr. De Luca, then secretary and a director, owned 6,000,000 shares of common stock. Pursuant to the Exchange, the Company cancelled the 9,000,000 shares of common stock owned by Messrs. De Luca and Cabo.

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

As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock. As a result, on May 5, 2009, the Company entered into a reformation (“Reformation”) of the Amended Exchange Agreement pursuant to which the parties agreed that the 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the Series A Preferred Shares issued to Corich and Mr. Adamczyk were agreed to have been issued in lieu of the Series A Preferred Shares themselves. Pursuant to the Reformation, the parties agreed that an aggregate of 14,400,000 shares of the Company’s common stock (on a post-Reverse Stock Split basis) were deemed to have been issued on the closing of the Exchange, and that upon the effectiveness of and giving effect to the Reverse Stock Split, an aggregate of an additional 3,537,977 shares of common stock were deemed to have been issued. For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

The Company was previously engaged in litigation regarding the HEL Shares (the “Federal Court Action”). On March 1, 2010, the Company settled the Federal Court Action. Under the terms of the settlement, the defendants agreed to return to the Company for cancellation all of the HEL Shares, including all shares of common stock that were converted therefrom. For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on March 5, 2010.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENT

The Company corrected the accounting record related to November 2004 Callable Convertible Note. As of resulting of correction, total assets increased $42,308, total liabilities increased $168,955, paid-in capital: warrant increased 137,799, and deficit accumulated during development stage and net loss increased $267,032, respectively.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of prepaid expenses and long-lived assets, collectability of receivables, provision for slow moving and obsolete inventories and the valuation allowance on deferred tax assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company’s financial instruments as of June 30, 2006 and 2005, including cash, receivables, accounts payable and accrued expenses, and notes payable, approximate their respective fair values due to their short maturities. The fair value of notes payable to related parties is not determinable as these transactions are with related parties.

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

REVENUE RECOGNITION

The Company will recognize revenue at the time of shipment of its products to customers. The Company has not had any revenue since its inception.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” At June 30, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. During the years ended June 30, 2006 and 2005, no compensation expense was recognized in the accompanying statements of operations for options issued to employees pursuant to APB 25, as there were no options granted in fiscal 2006 and 2005 under the plan.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be recovered.

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

COMPREHENSIVE INCOME

Comprehensive income is not presented in the Company’s consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

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

NOTE 5 - CALLABLE CONVERTIBLE NOTES PAYABLE

On November 10, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $1,000,000 principal amount 10% Callable Secured Convertible Notes (“November 2004 Convertible Notes”). The November 2004 Convertible Notes were due two years from the date of issuance. The November 2004 Callable Notes were convertible at the option of the holders into shares of the Company’s common stock. The conversion price was equal to the lesser of (i) $1.00 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by forty five percent (45%).

In connection with the November 2004 Convertible Notes, the Company incurred issuance costs which were recorded as deferred financing costs. The Company has amortized the deferred financing cost to interest expense using the straight-line method and will record the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company’s common stock.

In connection with the November 2004 Convertible Notes, the Company also issued 3,000,000 warrants (the “November 2004 Convertible Note Warrants”). The November 2004 Convertible Note Warrants are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock first traded on the OTCBB discounted by 45.0%. The November 2004 Convertible Note Warrants expire five years from the date of issuance. By exercising the November 2004 Convertible Note Warrants, each holder of the November 2004 Convertible Notes is entitled to purchase one share of common stock per warrant. In connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes, the Company has provided and recorded a debt discount of $137,799 in connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes and is amortizing the discount using the effective interest method through November 12, 2006. The Company is immediately recording corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid in capital when the related debenture is converted into common stock.

These November 2004 Convertible Notes shall be converted to common stock of the Company pursuant to certain terms of the Share Exchange Agreement (see Notes to Financial Statements - Note 12 - Subsequent Events).

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK

During the fiscal year ended June 30, 2004, the following shares of the Company’s common stock were issued:

The Company was formed in the State of Nevada on April 19, 2004. On April 30, 2004, the Company issued 1,000 shares of its common stock (representing all of its issued and outstanding shares) to Addison-Davis Diagnostics, Inc. (f/k/a QT5, Inc.), in consideration of Addison-Davis advancing start-up and operating capital.

On November 15, 2004, the Company acquired the Xact Aid line of first aid products for minor injuries from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between the Company and Addison-Davis. In connection with the acquisition, in addition to other consideration, the Company issued to Addison-Davis 2,000,000 shares of the Company’s common stock

During the fiscal year ended June 30, 2005, the following shares of the Company’s common stock were issued:

In April 2005, the Company issued 400,000 shares of its common stock to consultants for services rendered.

In April 2005, a Form SB-2 Registration Statement (“Registration Statement”) filed by the Company with the SEC became effective. The Registration Statement included 2,001,000 of the Company’s common shares representing the spin-off shares owned by Addison-Davis, which will be distributed to the shareholders of Addison-Davis, 3,636,362 of the Company’s common shares representing common shares that may be issued upon the conversion of the November 2004 Convertible Notes, 6,000,000 of the Company’s common shares that may be issued upon the exercise of the November 2004 Convertible Note Warrants and 400,000 of the Company’s common shares representing common shares issued under consulting agreements.

In April 2005, the Company issued 3,000,000 restricted shares of its common stock to Federico G. Cabo, the Company’s Chief Executive Officer and a Director, as compensation under his employment agreement valued at $3,000 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

In April 2005, the Company issued 6,000,000 restricted shares of its common stock to Fred De Luca, the Company’s former secretary and a director of the Company, as compensation pursuant to a consulting agreement valued at $6,000 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

In April 2005, the Company issued 500,000 restricted shares of its common stock to Robert G. Pautsch, a director of the Company, as compensation pursuant to a consulting agreement valued at $500 (or $0.001 per share, which is the fair market value of the stock on the date of issuance).

In May 2005, in connection with the spin-off of the Company from its parent company Addison-Davis the Company filed an application on Form 15c211 with the NASD to have the Company’s common shares traded on the Over-The-Counter-Bulletin Board.

In June 2005, the Company filed a Form S-8 with the SEC registering 2,500,000 shares of its common stock in connection with the Company’s 2005 Incentive Equity Stock Plan as Adopted May 20, 2005.

During the fiscal year ended June 30, 2006, the following shares of the Company’s common stock were issued:

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

WARRANTS

In connection with the November 2004 Callable Convertible Notes, the Company issued 3,000,000 warrants (the “November 2004 Convertible Note Warrants”). The November 2004 Convertible Note Warrants were issued at the first closing and are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock is first traded on the OTCBB discounted by 45.0%. The November 2004 Convertible Note Warrants expire five years from the date of issuance. By exercising the November 2004 Convertible Note Warrants, each holder of the November 2004 Convertible Notes is entitled to purchase one share of common stock per warrant. In connection with the issuance of detachable warrants and the beneficial conversion feature of the November 2004 Convertible Notes, the Company recorded warrant of $137,799 in connection with the issuance of detachable warrants. The following summarizes information about warrants outstanding at June 30, 2006:

	Warrants Outstanding			Warrants Exercisable
Weighted	Weighted	Weighted
Average	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
Note 1	3,000,000	4.4	Note 1	3,000,000	Note 1
	3,000,000		Note 1	3,000,000	Note 1

Note 1. The November 2004 Convertible Note Warrants are exercisable at an exercise price per share equal to the closing price of the common stock on the date on which the common stock is first traded on the OTCBB discounted by 45.0%.

The common stock has not been traded on the OTCBB.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LITIGATION - none

EMPLOYMENT AGREEMENT

In September 2005, Federico G. Cabo resigned as Chief Executive Officer, President and Acting Chief Financial Officer in order to pursue other unrelated business interests. The Company was released of all obligations and responsibilities with respect to Mr. Cabo’s employment agreement with a payment in the amount of $15,000 paid on September 20, 2005.

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

NOTE 8 - BASIC LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic loss per common share computations for the years ended June 30, 2006 and 2005:

	2006	2005
Numerator for basic and diluted loss per
common share -net loss	$(1,904,957)	$(1,397,790)
Denominator for basic and diluted loss per
common share -weighted average shares	12,558,178	2,549,767
Basic loss per common share	$(0.15)	$(0.55)

NOTE 9 - OTHER EXPENSE

In accordance with the terms of the acquisition of 100% of the common stock of Brooke, the Company’s wholly-owned subsidiary, the Company received one million shares of Brooke Carlyle common stock. The Company, in recording the Brooke Carlyle acquisition, has reflected those one million shares in Other Assets at $1,000 on the Balance Sheet as at December 31, 2005, or par value of the Brooke Carlyle stock and an associated Other Expense charge in the amount of $934,636 on the Income Statement. On May 4, 2006, by unanimous consent of the Board of Directors, the Company entered into an agreement to sell the Brooke Carlyle stock.

NOTE 10 - INCOME TAXES

No current provision for federal income taxes is required for the year ended June 30, 2006 and 2005, since the Company incurred net operating losses through June 30, 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2006 are presented below:

Deferred tax asset:

Net operating loss carryforward	$1,146,479

1,146,479

Less valuation allowance	(1,146,479)

Net deferred tax asset	$—

As of June 30, 2006, the Company had net operating loss carryforwards of approximately $3,371,998 available to offset future taxable federal and state income. The federal and state carryforward amounts expire in varying amounts through 2026 and 2013, respectively.

NOTE 11 - SIGNIFICANT EVENTS

Sale of Brooke Carlyle Stock On May 4, 2006, the Company entered into a Stock Purchase Agreement to sell its 1,000,000 shares of the common stock of Brooke Carlyle, which constitutes all or substantially all of the assets of the Company.

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

Conditions precedent to the closing of the Amended Exchange Agreement included, among others, the following: (i) that the holders of the Company’s 10% Callable Secured Convertible Notes (the “Notes”) in the aggregate amount of $1,000,000 convert the Notes into 5,029,337 restricted shares of the Company’s common stock; (ii) that the parties shall have performed or complied with all agreements, terms and conditions required by the Amended Exchange Agreement to be performed or complied with by them prior to or at the time of the closing; (iii) that Edward W. Withrow, III, a related party of the Company and holder of a certain note in the principal amount of $950,000, convert such amount into 16,600,000 shares of the Company’s common stock; (iv) that Technorient shall have received all of the regulatory approvals and authorizations from the Hong Kong Stock Exchange necessary to consummate the transactions contemplated by the Amended Exchange Agreement; and (v) that the Company, at closing shall have no assets or liabilities, such that on or before the closing the Company shall transfer all of its assets, including the shares of Brooke Carlyle, and liabilities to a third party or parties reasonably acceptable to the Sellers.

Technorient, Limited is a Hong Kong based company originally founded in 1975, whose principal business is to import, market and distribute cars manufactured by Maserati and Ferrari, and to provide car servicing and spare car parts in the Hong Kong Special Administrative Region of the People’s Republic of China and Macau. Technorient, Limited operates in Hong Kong and China from six locations incorporating sales, spare parts and servicing, body and paint shop facilities all of which are primarily aimed at Ferrari and Maserati car brands. It is the Company’s belief that revenues and net earnings for the fiscal year of 2005 were approximately $49 million and $1.4 million, respectively.

Prior to the Exchange, Federico G. Cabo, one of the Company’s directors, owned 3,000,000 shares of common stock, and Mr. De Luca, then secretary and a director, owned 6,000,000 shares of common stock. Pursuant to the Exchange, the Company cancelled the 9,000,000 shares of common stock owned by Messrs. De Luca and Cabo.

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

As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock. As a result, on May 5, 2009, the Company entered into a reformation (“Reformation”) of the Amended Exchange Agreement pursuant to which the parties agreed that the 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the Series A Preferred Shares issued to Corich and Mr. Adamczyk were agreed to have been issued in lieu of the Series A Preferred Shares themselves. Pursuant to the Reformation, the parties agreed that an aggregate of 14,400,000 shares of the Company’s common stock (on a post-Reverse Stock Split basis) were deemed to have been issued on the closing of the Exchange, and that upon the effectiveness of and giving effect to the Reverse Stock Split, an aggregate of an additional 3,537,977 shares of common stock were deemed to have been issued. For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

The Company was previously engaged in litigation regarding the HEL Shares (the “Federal Court Action”). On March 1, 2010, the Company settled the Federal Court Action. Under the terms of the settlement, the defendants agreed to return to the Company for cancellation all of the HEL Shares, including all shares of common stock that were converted therefrom. For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on March 5, 2010.

In September, the $950,000 Loan Payable to Related Party was converted by issuance of 16,600,000 shares of the Company’s restricted common stock.

In September, the $1,000,000 Convertible Callable Notes were converted by issuance of 5,029,337 shares of the Company’s restricted common stock.