Form 10-Q/A
period 2006-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

10/F, Wo Kee Hong Building 585 - 609 Castle Peak Road Kwai Chung, N.T. Hong Kong
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

On September 30, 2006, there were 98,229,180 shares of common stock, $0.001 par value, issued and outstanding.

 EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the nine months ended September 30, 2006 (the “Third Quarter 2006 Form 10-Q”), the terms “we”, “us”, “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our Third Quarter 2006 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005.

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

NOTE:  The common stock numbers in the “Background” sections of this Explanatory Note and Note 14 of the financial statements filed herewith give effect to a one-for-five reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.005 per share, effective on December 7, 2007.  However, unless otherwise indicated, the common stock numbers in the “Restatements” sections of this Explanatory Note and Note 14 of the financial statements filed herewith, and in the balance of this Form 10-Q/A reflect our pre-Reverse Stock Split capitalization, as in effect during the period covered by this Form 10-Q/A.

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

i

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at September 30, 2006, preferred stock decreased by $1,534, common stock increased by $72,000 and additional paid-in-capital decreased by $70,466. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2006;

•
on the condensed consolidated statement of operations, for the three and nine months ended September 30, 2006, basic earnings per share decreased by $0.0283 and $0.1857, respectively, diluted earnings per share increased by $0.0017 and $0.0043, respectively, and for the three and nine months ended September 30, 2005, basic and diluted earnings per share increased by $0.0008 and $0.0013, respectively;

•
for the three and nine months ended September 30, 2006, the basic weighted average number of outstanding shares increased by 90,069,541 and 95,511,453, respectively, and the diluted weighted average number of outstanding shares decreased by 51,369,672 and 45,927,760, respectively, and for the three and nine months ended September 30, 2005, the basic weighted average number of outstanding shares increased by 89,689,881 and the diluted weighted average number of outstanding shares decreased by 51,749,332; and

•
on the condensed consolidated statement of stockholders' equity, at September 30, 2006, the number of issued and outstanding shares of preferred stock decreased to none from 1,533,973. In addition, at September 30, 2006, the number of issued and outstanding shares of common stock increased by 72,000,000 to 98,229,180.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the Third Quarter 2006 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Financial Statements;

•	Part I, Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements” and “Introductory Comment;”

•	Part I, Item 3. Controls and Procedures;

•	Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; and

•
Part II, Item 6. Exhibits (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the Third Quarter 2006 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Third Quarter 2006 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the Third Quarter 2006 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Third Quarter 2006 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Third Quarter 2006 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(FORMERLY XACT AID, INC.)

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(FORMERLY XACT AID, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2006
(Expressed in US dollars)

$ (Restated)
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

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	3,349,941
Other current liabilities	12,590,465
Total current liabilities	15,940,406

Other long-term liabilities	153,764

Total liabilities	16,094,170

Minority interests	2,770,205

Commitments and Contingencies

Stockholders’ equity
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 98,229,180 shares	98,261
Additional paid-in capital	7,464,042
Accumulated other comprehensive income	58,947
Accumulated deficits	(4,940,411)
TOTAL STOCKHOLDERS’ EQUITY	2,680,839

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	21,545,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(FORMERLY XACT AID, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in US dollars)

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
	$ (Restated)	$ (Restated)	$ (Restated)	$ (Restated)
Sales:
New and used vehicles	35,859,615	25,666,064	13,327,113	8,000,002
Parts and services	3,715,532	2,887,890	1,347,905	1,053,029
Net sales	39,575,147	28,553,954	14,675,018	9,053,031

Cost of sales:
New and used vehicles	(30,863,133)	(22,733,762)	(11,455,667)	(6,852,238)
Parts and services	(1,160,336)	(1,027,159)	(373,758)	(367,909)
Total cost of sales	(32,023,469)	(23,760,921)	(11,829,425)	(7,220,147)

Gross profit:
New and used vehicles	4,996,482	2,932,302	1,871,446	1,147,764
Parts and services	2,555,196	1,860,731	974,147	685,120
Total gross profit	7,551,678	4,793,033	2,845,593	1,832,884

Selling, general and administrative expenses	(6,592,739)	(4,644,806)	(2,420,939)	(1,775,131)

Operating earnings	958,939	148,227	424,654	57,753

Other (expenses)/income	(100,282)	85,403	(80,078)	97,815

Earnings before minority interests and income taxes	858,657	233,630	344,576	155,568

Minority interests	(437,915)	(119,151)	(175,734)	(79,339)

Provision (benefit) for income taxes	—	—	—	—

Net earnings	420,742	114,479	168,842	76,229

Earnings per share
Basic	0.0043	0.0013	0.0017	0.0008
Diluted	0.0043	0.0013	0.0017	0.0008

Weighted average number of common stock outstanding
Basic	97,714,710	89,689,881	96,607,467	89,689,881
Diluted	97,714,710	89,689,881	96,607,467	89,689,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(FORMERLY XACT AID, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(FORMERLY XACT AID, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Expressed in US dollars)

							Accumulated
					Additional		other
	Common stock		Preferred stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Capital	deficit	Income	Total

Balance at December 31, 2005	461,687	$5,919,064	-	-	1,646,577	(5,361,153)	46,176	2,250,664

Effect of reverse acquisition:
Reverse acquisition equity acquired	25,767,493	(5,892,803)	-	-	-	-	-	(5,892,803)
Retire other reserves of the Company (Restated)	-	-	-	-	3,332,441	-	-	3,332,441
Issuance of common shares in share relation exchange pursuant to reformation agreement (Restated)	72,000,000	72,000	-	-	2,485,024	-	-	2,557,024
Comprehensive income
Net earnings	-	-	-	-	-	420,742	-	420,742
Translation adjustments	-	-	-	-	-	-	12,771	12,771

Balance at September 30, 2006 (Restated)	98,229,180	98,261	-	-	7,464,042	(4,940,411)	58,947	2,680,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(FORMERLY XACT AID, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE INTERIM PERIOD AS OF SEPTEMBER 30, 2006 AND
THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Background

China Premium Lifestyle Enterprise, Inc. (formerly Xact Aid, Inc.) (the “Company”) was formed in the State of Nevada on April 19, 2004 for the purpose of sales and marketing of wound-specific first aid kit line of products.

On September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation (“Technorient”), through a reverse merger, with the result that the stockholders of Technorient became the beneficial owners of approximately 49% of the Company’s common stock. The transaction was completed pursuant to a Share Exchange Agreement and was determined through arms-length negotiations between the Company and Technorient. On May 5, 2009, the Company entered into a Reformation Agreement with certain of the parties to the Share Exchange Agreement.

The share exchange resulted in a change of control whereby, in connection with the share exchange, the Company issued: (i) an aggregate of 89,689,881 shares of common stock in exchange for 49% of the issued and outstanding shares of Technorient; and (ii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. The 89,689,881 shares were issued in two tranches pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement: (i) 72,000,000 shares of common stock were issued at closing of the share exchange on September 5, 2006; and (ii) an additional 3,537,977 shares of common stock were issued on December 7, 2007 upon the effectiveness of and giving effect to the Company’s one-for-five reverse stock split (which shares would have been equal to 17,689,881 shares on a pre-reverse split basis). At September 30, 2006, 98,229,180 shares of common stock were issued and outstanding.

Immediately subsequent to the acquisition, the Company’s former business operations ceased and the Company’s operations now represent those of Technorient, which is physically located in Hong Kong. The transaction resulted in the management of Technorient having control of the financing and operating decisions of the combined enterprise after the transaction. The transaction was accounted for as a reverse acquisition, whereby Technorient is assumed to be the accounting acquirer.

Background of Technorient

Technorient is a corporation incorporated in Hong Kong.  Technorient’s immediate holding company is the Company and its ultimate holding company is Wo Kee Hong (Holdings) Limited (“WKH”), a company incorporated in Bermuda whose shares are listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Technorient is an investment holding company. Through its subsidiaries, Technorient offers a diversified range of automotive products and services including sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts. Technorient’s operations are located primarily located in Hong Kong.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been restated as described in Note 14.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The reporting and functional currency of the Company is the U.S. dollar. The reporting and functional currency (the currency of the primary economic environment in which the entity operates) of its subsidiaries is in Hong Kong Dollars (“HKD”). Translation adjustments made upon consolidation are recognized as a separate component of stockholders’ equity.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company beginning in the first quarter of 2008. The Company does not expect there to be any significant impact of adopting this standard on its consolidated financial position, cash flows and results of operations.

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

NOTE 3. CONCENTRATION OF RISK

Concentration of Supplier Credit Risk

The Company relies on supplies from numerous vendors. For the nine months ended September 30, 2006 and 2005, the Company had two vendors that each accounted for more than 10% of total supply purchases for the periods. If the vendors terminate its relationship with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, the Company may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact the Company’s ability to sell and distribute its products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through letters of credit.

Concentration of Credit Risk due to Geographic Location

The Company’s business, assets and operations is currently focused on the sale of new and used vehicles in Hong Kong and is currently expanding its operations to People Republic of China (“PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and PRC.

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
8,617,615

Vehicles of approximately $1,244,793 were pledged to secure the stocking loan outstanding as of September 30, 2006 (See Note 10).

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

NOTE 14. RESTATEMENT OF FINANCIAL STATEMENTS

NOTE: The common stock numbers in the “Background” section of this Note 14 give effect to the Company’s one-for-five reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.005 per share, effective on December 7, 2007.  However, the common stock numbers in the “Restatements” section of this Note 14 reflect the Company’s pre-Reverse Stock Split capitalization, as in effect during the period covered by this Form 10-Q/A.

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

In January 2007, the Company authorized the delivery of 65,454 shares (the “Bern Noble Shares”) of the HEL Shares to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered by Bern Noble to the Company in connection with the Share Exchange Agreement.  In March 2007, Bern Noble converted the Bern Noble Shares into 1,210,631 shares of common stock (on a post-Reverse Stock Split basis).

The following actions were also taken:

•
on April 7, 2006, prior management filed an amendment to the Articles of Incorporation purporting to create a class of 100,000,000 shares of “blank check” preferred stock (the “Preferred Stock Amendment”);

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

•
the defendants, including the members of prior management, had (1) fraudulently obtained certificates for 495,596 shares of the Series A Convertible Preferred Stock, (2) improperly attempted to transfer the shares among themselves and their affiliates, (3) improperly converted 247,798 of the shares into 4,569,619 shares of common stock (on a post-Reverse Stock Split basis), and (4) sought to have the restrictive legend removed from the resulting shares of common stock.

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

Upon learning of the invalidity of the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment:

•
current management took action to correct any potential defect in the transactions contemplated to acquire the shares of Technorient under the Share Exchange Agreement.  On May 5, 2009, the Company entered into a reformation (“Reformation”) of the Share Exchange Agreement pursuant to which the parties agreed that the 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the Exchange Shares were agreed to have been issued in lieu of the Exchange Shares themselves.  Pursuant to the Reformation, the parties agreed that an aggregate of 14,400,000 shares of the Company’s common stock (on a post-Reverse Stock Split basis) were deemed to have been issued on the closing date of the Share Exchange Agreement, and that upon the effectiveness of and giving effect to the Reverse Stock Split on December 7, 2007, an aggregate of an additional 3,537,977 shares of common stock (on a post-Reverse Stock Split basis) were deemed to have been issued; and

•
the Company amended its complaint in the Federal Court Action to allege that all of the disputed shares (the HEL Shares and, derivatively, the Bern Noble Shares), were void and subject to cancellation.  Because of the uncertainty of the outcome of the Federal Court Action, however, the Company determined not to make any changes with respect to such shares on the Company’s financial statements until the pending litigation was finally resolved through a judgment in or settlement of the Federal Court Action.

On March 1, 2010, the Company settled the Federal Court Action.  Under the terms of the settlement, the defendants agreed to return to the Company for cancellation all of the disputed shares, including 247,798 shares of the Series A Convertible Preferred Stock and 4,569,619 shares of common stock (on a post-Reverse Stock Split basis).

Further, in connection with the settlement, Bern Noble agreed to return to the Company for cancellation the 1,210,631 shares of common stock (on a post-Reverse Stock Split basis) that had originally been derived from the HEL Shares.  The Company also agreed to replace the Bern Noble Shares with an equal number of new shares of common stock (on a post-Reverse Stock Split basis) in consideration of services rendered to the Company in 2006 in connection with the closing of the Share Exchange Agreement.  The Company agreed to deliver the replacement shares in nine monthly installments.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at September 30, 2006, preferred stock decreased by $1,534, common stock increased by $72,000 and additional paid-in-capital decreased by $70,466. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2006;

•
on the condensed consolidated statement of operations, for the three and nine months ended September 30, 2006, basic earnings per share decreased by $0.0283 and $0.1857, respectively, diluted earnings per share increased by $0.0017 and $0.0043, respectively, and for the three and nine months ended September 30, 2005, basic and diluted earnings per share increased by $0.0008 and $0.0013, respectively;

•
for the three and nine months ended September 30, 2006, the basic weighted average number of outstanding shares increased by 90,069,541 and 95,511,453, respectively, and the diluted weighted average number of outstanding shares decreased by 51,369,672 and 45,927,760, respectively, and for the three and nine months ended September 30, 2005, the basic weighted average number of outstanding shares increased by 89,689,881 and the diluted weighted average number of outstanding shares decreased by 51,749,332; and

•
on the condensed consolidated statement of stockholders' equity, at September 30, 2006, the number of issued and outstanding shares of preferred stock decreased to none from 1,533,973. In addition, at September 30, 2006, the number of issued and outstanding shares of common stock increased by 72,000,000 to 98,229,180.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated statements balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets
(in thousands)

	As of September 30, 2006
	As Previously Reported		Adjustments		As Restated
ASSETS	$		$		$
Current assets:
Cash and cash equivalents		209,628		-		209,628
Trade receivables, net of allowance of $18,808		2,232,827		-		2,232,827
Inventories		8,617,615		-		8,617,615
Amount due from ultimate holding company		2,765,404		-		2,765,404
Amounts due from fellow subsidiaries		27,248		-		27,248
Other current assets		3,425,081		-		3,425,081
Total current assets		17,277,803		-		17,277,803
Property, plant and equipment, net		2,454,087		-		2,454,087
Investment in an associate		1,000,421		-		1,000,421
Deferred tax asset – non-current		812,903		-		812,903
TOTAL ASSETS		21,545,214		-		21,545,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings		3,349,941		-		3,349,941
Other current liabilities		12,590,465		-		12,590,465
Total current liabilities		15,940,406		-		15,940,406
Other long-term liabilities		153,764		-		153,764

TOTAL LIABILITIES		16,094,170		-		16,094,170

Minority interests		2,770,205		-		2,770,205

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2006: 1,533,973 (note 1)		1,534		(1,534)		-
Common stock		26,261		72,000		98,261
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2006: 26,229,180 (note 2)
Additional paid-in capital		7,534,508		(70,466)		7,464,042
Accumulated other comprehensive income		58,947		-		58,947
Accumulated deficit		(4,940,411)		-		(4,940,411)
TOTAL STOCKHOLDERS’ EQUITY		2,680,839		-		2,680,839
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		21,545,214		-		21,545,214

Notes:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2006.

2.	At September 30, 2006, giving effect to the transactions related to the restatements discussed in this Note 14, there were issued and outstanding 98,229,180 shares of common stock

The condensed consolidated statement of operations have been restated as follows:

Condensed Consolidated Statement of Operations
(in thousands)

	For the 9 months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$35,859,615	$-	$35,859,615
Parts and services	3,715,532	-	3,715,532
Net sales	39,575,147	-	39,575,147

Cost of sales:
New and used vehicles	(30,863,133)	-	(30,863,133)
Parts and services	(1,160,336)	-	(1,160,336)
Total cost of sales	(32,023,469)	-	(32,023,469)

Gross profit:
New and used vehicles	4,996,482	-	4,996,482
Parts and services	2,555,196	-	2,555,196
Total gross profit	7,551,678	-	7,551,678

Selling, general and administrative expenses	(6,592,739)	-	(6,592,739)

Operating earnings	958,939	-	958,939

Other income (expenses)	(100,282)	-	(100,282)

Earnings before minority interests and income taxes	858,657	-	858,657

Minority interests	(437,915)	-	(437,915)

Provision for income taxes	-	-	-

Net earnings	$420,742	$-	$420,742

Earnings per share

Basic	$0.19	$(0.1857)	$0.0043

Diluted	$0.00	$0.0043	$0.0043

Weighted average number of common shares outstanding

Basic	2,203,257	95,511,453	97,714,710

Diluted	143,642,470	(45,927,760)	97,714,710

	For the 3 months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$13,327,113	$-	$13,327,113
Parts and services	1,347,905	-	1,347,905
Net sales	14,675,018	-	14,675,018

Cost of sales:
New and used vehicles	(11,455,667)	-	(11,455,667)
Parts and services	(373,758)	-	(373,758)
Total cost of sales	(11,829,425)	-	(11,829,425)

Gross profit:
New and used vehicles	1,871,446	-	1,871,446
Parts and services	974,147	-	974,147
Total gross profit	2,845,593	-	2,845,593

Selling, general and administrative expenses	(2,420,939)	-	(2,420,939)

Operating earnings	424,654	-	424,654

Other income (expenses)	(80,078)	-	(80,078)

Earnings before minority interests and income taxes	344,576	-	344,576

Minority interests	(175,734)	-	(175,734)

Provision for income taxes	-	-	-

Net earnings	$168,842	$-	$168,842

Earnings per share

Basic	$0.03	$(0.0283)	$0.0017

Diluted	$0.00	$0.0017	$0.0017

Weighted average number of common shares outstanding

Basic	6,537,926	90,069,541	96,607,467

Diluted	147,977,139	(51,369,672)	96,607,467

	For the 9 months ended September 30, 2005
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$25,666,064	$-	$25,666,064
Parts and services	2,887,890	-	2,887,890
Net sales	28,553,954	-	28,553,954

Cost of sales:
New and used vehicles	(22,733,762)	-	(22,733,762)
Parts and services	(1,027,159)	-	(1,027,159)
Total cost of sales	(23,760,921)	-	(23,760,921)

Gross profit:
New and used vehicles	2,932,302	-	2,932,302
Parts and services	1,860,731	-	1,860,731
Total gross profit	4,793,033	-	4,793,033

Selling, general and administrative expenses	(4,644,806)	-	(4,644,806)

Operating earnings	148,227	-	148,227

Other income (expenses)	85,403	-	85,403

Earnings before minority interests and income taxes	233,630	-	233,630

Minority interests	(119,151)	-	(119,151)

Provision for income taxes	-	-	-

Net earnings	$114,479	$-	$114,479

Earnings per share

Basic	$0.00	$0.0013	$0.0013

Diluted	$0.00	$0.0013	$0.0013

Weighted average number of common shares outstanding

Basic	N/A	89,689,881	89,689,881

Diluted	141,439,213	(51,749,332)	89,689,881

	For the 3 months ended September 30, 2005
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$8,000,002	$-	$8,000,002
Parts and services	1,053,029	-	1,053,029
Net sales	9,053,031	-	9,053,031

Cost of sales:
New and used vehicles	(6,852,238)	-	(6,852,238)
Parts and services	(367,909)	-	(367,909)
Total cost of sales	(7,220,147)	-	(7,220,147)

Gross profit:
New and used vehicles	1,147,764	-	1,147,764
Parts and services	685,120	-	685,120
Total gross profit	1,832,884	-	1,832,884

Selling, general and administrative expenses	(1,775,131)	-	(1,775,131)

Operating earnings	57,753	-	57,753

Other income (expenses)	97,815	-	97,815

Earnings before minority interests and income taxes	155,568	-	155,568

Minority interests	(79,339)	-	(79,339)

Provision for income taxes	-	-	-

Net earnings	$76,229	$-	$76,229

Earnings per share

Basic	$0.00	$0.0008	$0.0008

Diluted	$0.00	$0.0008	$0.0008

Weighted average number of common shares outstanding

Basic	N/A	89,689,881	89,689,881

Diluted	141,439,213	(51,749,332)	89,689,881

	For the 9 months ended September 30, 2006
					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	income	equity

As Previously Reported	1,533,973	1,534	26,229,180	26,261	7,534,508	(4,940,411)	58,947	2,680,839
Adjustments	(1,533,973)	(1,534)	72,000,000	72,000	(70,466)	-	-	-

As Restated	-	-	98,229,180	98,261	7,464,042	(4,940,411)	58,947	2,680,839

[End of condensed consolidated financial statements.]

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “might”, “will”, “should”, “seeks”, “intends”, “plans”, “pro forma”, “estimates”, or “anticipates” or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenues and our ability to generate future revenues, uncertainty of development and availability of additional content networks, ability to distribute additional set-top boxes, regulatory issues in the United States and other countries commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, changes or advances made by other in IPTV and internet technologies, general competitive and economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s analysis only. We assume no obligation to update forward-looking statements.

Restatements

The Company is restating its consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2006. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 14 of the Notes to the consolidated financial statements included in this Report.

Introductory Comment

On September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation (“Technorient”), through a reverse merger, with the result that the stockholders of Technorient became the beneficial owners of approximately 49% of the Company’s common stock. The transaction was completed pursuant to a Share Exchange Agreement and was determined through arms-length negotiations between the Company and Technorient. On May 5, 2009, the Company entered into a Reformation Agreement with certain of the parties to the Share Exchange Agreement.

The share exchange resulted in a change of control whereby, in connection with the share exchange, the Company issued: (i) an aggregate of 89,689,881 shares of common stock in exchange for 49% of the issued and outstanding shares of Technorient; and (ii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. The 89,689,881 shares were issued in two tranches pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement: (i) 72,000,000 shares of common stock were issued at closing of the share exchange on September 5, 2006; and (ii) an additional 3,537,977 shares of common stock were issued on December 7, 2007 upon the effectiveness of and giving effect to the Company’s one-for-five reverse stock split (which shares would have been equal to 17,689,881 shares on a pre-reverse split basis). At September 30, 2006, 98,229,180 shares of common stock were issued and outstanding.

Immediately subsequent to the acquisition, the Company’s former business operations ceased and the Company’s operations now represent those of Technorient, which is physically located in Hong Kong. The transaction resulted in the management of Technorient having control of the financing and operating decisions of the combined enterprise after the transaction. The transaction was accounted for as a reverse acquisition, whereby Technorient is assumed to be the accounting acquirer.

Technorient has a fiscal year end of December 31 and the Company has a fiscal year end of June 30. The Company’s year end will be changed to December 31.

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

OTHER EXPENSES/INCOME

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

OTHER EXPENSES/INCOME

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

WORKING CAPITAL - Current assets exceeded current liabilities at September 30, 2006 by approximately $1,340,000, an increase of $650,000 from December 31, 2005. The ratio of our current assets to our current liabilities was 1.08 to 1 at September 30, 2006, 1.05 to 1 at December 31, 2005. At September 30, 2006, our current assets of approximately $17.3 million included approximately $8.6 million inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $15.9 million included approximately $9.1 million of customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $9.1 million, which deposits are included in “other current liabilities” of the Company as at September 30, 2006.

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

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended September 30, 2006, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements”, as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of September 30, 2006.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of September 30, 2006.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  As a result, on May 5, 2009, we entered into a reformation (“Reformation”) of the Amended Exchange Agreement pursuant to which the parties agreed that the 17,937,977 shares of common stock (on a post-Reverse Stock Split basis) underlying the Series A Preferred Shares issued to Corich and Mr. Adamczyk were agreed to have been issued in lieu of the Series A Preferred Shares themselves.  Pursuant to the Reformation, the parties agreed that an aggregate of 14,400,000 shares of our common stock (on a post-Reverse Stock Split basis) were deemed to have been issued on the closing of the Exchange, and that upon the effectiveness of and giving effect to the Reverse Stock Split, an aggregate of an additional 3,537,977 (on a post-Reverse Stock Split basis) shares of common stock were deemed to have been issued.  For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

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

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. (FORMERLY XACT AID, INC.)
(Registrant)

Date: May 28, 2010	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE Chief Executive Officer and Director

Date: May 28, 2010	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG Chief Financial Officer, Treasurer and Secretary