Form 10-K/A
period 2006-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if smaller reporting company)

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

As of March 26, 2007, 98,929,180 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), the terms “we”, “us”, “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-K/A to our 2006 Form 10-K is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated audited financial statements as of December 31, 2006 and for the year ended December 31, 2006.

In addition, we will file Reports on Form 10-K/A for prior periods to amend and restate our consolidated audited financial statements for the annual periods in fiscal years ended December 31, 2008 and 2007 and Reports on Form 10-Q/A to amend and restate our consolidated unaudited financial statements for the quarterly periods ended September 30, 2006 through September 30, 2009.  We will also file a Report on Form 10-K/A to amend certain Notes to our audited financial statements for the annual period in our former fiscal year ended June 30, 2006 and a Report on Form 10-Q/A to amend certain Notes to our unaudited interim financial statements for the quarterly period ended March 31, 2006.

NOTE:  The common stock numbers in the “Background” sections of this Explanatory Note and Note 19 of the financial statements filed herewith give effect to a one-for-five reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.005 per share, effective on December 7, 2007.  However, unless otherwise indicated, the common stock numbers in the “Restatements” sections of this Explanatory Note and Note 19 of the financial statements filed herewith, and in the balance of this Form 10-K/A reflect our pre-Reverse Stock Split capitalization, as in effect during the period covered by this Form 10-K/A.

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

The following describes the restatements to our consolidated financial statements included in this Form 10-K/A:

•
on the consolidated balance sheets, at December 31, 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2006;

•
on the consolidated statement of operations, for the year ended December 31, 2006, basic earnings per share decreased by $0.0602, for the years ended December 31, 2005 and 2004, basic earnings per share increased by $0.0163 and $0.0165, respectively, and for the years ended December 31, 2006, 2005 and 2004, diluted earnings per share increased by $0.0020, $0.0060 and $0.0060, respectively;

•
for the year ended December 31, 2006, the basic weighted average number of outstanding shares increased by 89,304,370, and the diluted weighted average number of outstanding shares decreased by 52,134,843. For the years ended December 31, 2005 and 2004, the basic weighted average number of outstanding shares increased by 89,689,881, and the diluted weighted average number of outstanding shares decreased by 51,749,332;

•
on the consolidated statement of stockholders' equity, at December 31, 2006, the number of issued and outstanding shares of preferred stock decreased to none from 1,533,973. In addition, at December 31, 2006, the number of issued and outstanding shares of common stock increased by 72,000,000 to 98,929,180; and

•
on the consolidated statement of cash flows, for the year ended December 31, 2006, as supplemental disclosure for a non-cash item, preferred stock issued for consulting services to be rendered was reduced to none from $1,468,930.

The restatements had no impact on the Company's cash or cash flows.

Scope of This Form 10-K/A

This Form 10-K/A sets forth the 2006 Form 10-K in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Description of Business, under the heading “Company Overview and History” and “Recent Developments;”

•	Part I, Item 1A. Risk Factors, under the headings “Risks Related to Our Stock” and “Risks Related to the Restatements;”

•	Part I, Item 4. Submission of Matters to a Vote of Security Holders;

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements” and “Working Capital Requirements;”

•	Part II, Item 8. Financial Statements and Supplementary Data;

•	Part II, Item 9A. Controls and Procedures;

•	Part III, Item 10. Directors and Executive Officers of the Registrant, under the headings “Compliance with Section 16(a) of the Exchange Act;”

•	Part III, Item 13. Certain Relationships and Related Transactions and Director Independence; and

•
Part IV, Item 15. Exhibits and Financial Statements Schedules (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the 2006 Form 10-K.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2006 Form 10-K.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-K/A does not describe events occurring after the 2006 Form 10-K (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2006 Form 10-K.  Accordingly, this Form 10-K/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2006 Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED DECEMBER 31, 2006

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K (“Form 10-K”) for China Premium Lifestyle Enterprise, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe”, "anticipate”, "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

As used in this Form 10-K, unless the context requires otherwise, "we”, "us”, “CPMM” or the "Company" means China Premium Lifestyle Enterprise, Inc.

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

Recent Developments

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

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the 30 trading days ended March 26, 2007, the average daily trading volume of our common stock was approximately 127,429 shares. As of March 26, 2007, we had approximately 1,248 stockholders of our common stock. There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

We have restated certain items on our consolidated balance sheets, our consolidated statement of operations, our consolidated statement of stockholders’ equity and our consolidated statement of cash flows included in this Report.  For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 19 of the Notes to the consolidated financial statements included in this Report.  As a result of the restatements, we may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including: we may be subject to potential civil litigation, including stockholder class action lawsuits and derivative claims made on behalf of us, and regulatory proceedings or actions, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

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

Based on the restatements to our financial statements referenced above, our management concluded that our system of internal control over financial reporting was not effective as of the three month period ended March 31, 2006 through the nine month period ended September 30, 2009, which resulted in the restatements described in the Explanatory Note at the beginning of this Report and Note 19 of the Notes to the consolidated financial statements included in this Report.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weaknesses in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP.  Specifically, the control deficiencies related to: (i) the invalid adoption of certain purported amendments to our Articles of Incorporation; (ii) the unauthorized issuance by prior management of shares of our capital stock: and (iii) the lack of recognition of the receipt of services from certain third party consultants on our financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 10/F, Wo Kee Hong Building, 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. These executive offices are wholly owned by Wo Kee Hong (Holdings) Limited, an indirect stockholder of our Company. We do not own these facilities and we do not have a lease agreement for the use of these facilities. Technorient’s facilities consist primarily of automobile showrooms, display lots, service facilities, automobile storage lots, and offices, and the locations are described in Item 1 above. Technorient leases all of its facilities, providing flexibility to relocate if necessary. However, some of these leases give us the option to renew for one or more lease extension periods. We believe that all of our facilities are sufficient for our Company’s needs and are in good repair.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 18, 2006, we filed an amendment to our Articles of Incorporation purporting to increase the number of shares of authorized common stock from 100,000,000 shares to 400,000,000 shares (the “Common Stock Amendment”).  As discussed in the Explanatory Note at the beginning of this Report, we later determined that the Common Stock Amendment was approved only by the written consent of a majority of our then-stockholders, whereas our By-Laws required such written consent to be approved unanimously.  We were advised that the Common Stock Amendment was invalid and of no force and effect and that we were never authorized to issue any shares of common stock in excess of 100,000,000 shares.  For a more detailed discussion, please refer to the Explanatory Note at the beginning of this Report and Note 19 of the Notes to the consolidated financial statements included in this Report.

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

STOCKHOLDERS

As of March 26, 2007, we had 98,929,180 shares of common stock outstanding, which were held by approximately 1,248 stockholders.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data with respect to our consolidated statements of operations for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and consolidated balance sheets as of December 31, 2002, 2003, 2004, 2005 and 2006 are derived from the audited consolidated financial statements of the Company. The following information should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
STATEMENT OF OPERATIONS

	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2003	2004	2005	2006
	USD	USD	USD	USD	USD

Net Sales	27,761,763	29,082,702	40,332,055	48,709,478	71,534,590
Income (Loss) From Operations before minority interests and income taxes	28,803	(1,538,481)	675,267	1,459,022	1,790,244
Net Income (Loss)	(10,723)	(1,537,629)	1,482,959	1,459,022	559,064
Earnings (loss) per share - Basic	(0.0001)	(0.0171)	0.0165	0.0163	0.0057
Earnings (loss) per share - Diluted	(0.0001)	(0.0171)	0.0165	0.0163	0.0057

	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2003	2004	2005	2006
	USD	USD	USD	USD	USD

Total Assets	8,214,255	10,210,273	12,562,421	19,136,718	32,698,402
Long Term Liabilities:	2,902,447	1,305,852	16,415	-	111,404
Total Stockholder's Equity (Deficit)	530,331	(1,013,628)	3,039,932	4,545,130	2,954,534

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Premium Lifestyle Enterprise, Inc. is referred to herein as "we" or "our." The words or phrases "would be”, "will allow”, "intends to”, "will likely result”, "are expected to”, "will continue”, "is anticipated”, "estimate”, "project" or similar expressions are intended to identify "forward-looking statements." Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources;" and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RESTATEMENTS

The Company is restating its consolidated financial statements as of December 31, 2006 and for the year ended December 31, 2006 in this amendment to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 19 of the Notes to the consolidated financial statements included in this Report.

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

TECHNORIENT OVERVIEW

Technorient is a corporation incorporated in Hong Kong on March 8, 1983. Technorient is the parent company of Auto Italia Limited (“Auto Italia”), Italian Motors (Sales & Service) (“Italian Motors”), and Italian Motors (Sales & Service) Limited (“IML”). Originally founded in 1974 by Herbert Adamczyk as German Motors Limited, Technorient was formed as the holding company for Auto Italia, IML and German Motors in 1985. IML was appointed sole Ferrari importer and distributor for Hong Kong and Macau in 1992 (and exclusive importer for China between 1994 and 2004), and Auto Italia was appointed importer and distributor for Maserati in 1996, having been a dealer for the brand since 1994. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business.

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

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically record a provision for bad debts based on management’s judgment resulting from an evaluation of the collectability of trade receivable by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligation, and records a provision that reduces our trade receivable for that customer to the amount that is reasonably believed will be collected. Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at December 31, 2006 by approximately $2,111,000 an increase of $1,424,000 from December 31, 2005. The ratio of our current assets to our current liabilities was 1.08 to 1 at December 31, 2006 and it was 1.05 to 1 at December 31, 2005. At December 31, 2006, our current assets of approximately $28.4 million included approximately $6.8 million in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $26.3 million included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $8.6 million.

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

As discussed in Note 19 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006, 2005 and 2004.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 28, 2007, except for the effect of the restatement discussed in Note 19 to the consolidated financial statements, for which the date is May 28, 2010.

The following report of independent registered public accounting firm is a copy of the previously issued report. Clancy and Co., P.L.L.C. has not reissued its report.

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

Clancy and Co., P.L.L.C.
Scottsdale, Arizona

July 26, 2006, except for note 13 which is dated as of September 5, 2006

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2006	2005
	$	$
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	3,475,635	452,754
Restricted cash	385,629	-
Trade receivables, net of provision	11,246,621	5,395,163
Inventory, net	6,815,863	5,058,778
Prepayments	37,328	593,754
Other current assets	1,503,626	2,944,430
Amounts due from affiliates	4,503,367	290,155
Amount due from an associate	457,267	543,143
Total current assets	28,425,336	15,278,177
Property and equipment, net	2,377,656	2,063,044
Investment in an associate	1,355,530	982,594
Deferred income taxes	539,880	812,903
TOTAL ASSETS	32,698,402	19,136,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,315,497	3,160,771
Obligations due under finance lease - current portion	167,106	-
Bills payable	4,412,575	358,795
Trade payables	480,859	145,630
Deposits received	8,607,049	7,706,805
Other current liabilities	7,331,020	2,977,303
Amounts due to affiliates	-	242,284
Total current liabilities	26,314,106	14,591,588

Long-term liabilities:
Obligations due under finance lease - non-current portion	111,404	-
TOTAL LIABILITIES	26,425,510	14,591,588

Minority interests	3,318,358	-

Commitments and Contingencies

Stockholders’ equity
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2006: 98,929,180 shares; 2005: NIL	98,961	5,919,064
Additional paid-in-capital	4,136,766	2,440,633
Accumulated other comprehensive income	51,507	46,176
Accumulated deficits	(1,332,700)	(3,860,743)
TOTAL STOCKHOLDERS’ EQUITY	2,954,534	4,545,130
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	32,698,402	19,136,718

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004
	$ (Restated)	$ (Restated)	$ (Restated)
Sales:
New and used vehicles	65,625,911	44,503,564	36,273,043
Parts and services	5,908,679	4,205,914	4,059,012
Net sales	71,534,590	48,709,478	40,332,055

Cost of sales:
New and used vehicles	(56,865,472)	(38,850,881)	(32,025,425)
Parts and services	(2,095,726)	(1,520,810)	(1,186,676)
Total cost of sales	(58,961,198)	(40,371,691)	(33,212,101)

Gross profit:
New and used vehicles	8,760,439	5,652,683	4,247,618
Parts and services	3,812,953	2,685,104	2,872,336
Total gross profit	12,573,392	8,337,787	7,119,954

Selling and marketing	(833,726)	(452,024)	(892,503)
General and administrative expenses	(10,099,929)	(6,393,130)	(5,397,589)

Operating earnings	1,639,737	1,492,633	829,862

Other income (expenses)
Interest expenses	(432,774)	(191,286)	(232,868)
Share of result of an associate	358,792	93,647	(35,084)
Other income	224,489	64,028	113,357
Total other income (expenses)	150,507	(33,611)	(154,595)

Earnings before minority interests and income taxes	1,790,244	1,459,022	675,267

(Provision) benefit for income taxes	(270,514)	-	807,692

Earnings before minority interests	1,519,730	1,459,022	1,482,959

Minority interests	(960,666)	-	-

Net earnings	559,064	1,459,022	1,482,959

Earnings per share
Basic	0.0057	0.0163	0.0165

Diluted	0.0057	0.0163	0.0165

Weighted average number of common stock outstanding
Basic	97,783,941	89,689,881	89,689,881

Diluted	97,783,941	89,689,881	89,689,881

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional		Accumulated other
					paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	Income	Total

Balance at December 31, 2003	-	$-	261,687	$3,354,961	$2,440,633	$(6,802,724)	$-	$(1,007,130)
Issuance of common stock	-	-	200,000	2,564,103	-	-	-	2,564,103
Net earnings	-	-	-	-	-	1,482,959	-	1,482,959

Balance at December 31, 2004	-	-	461,687	5,919,064	2,440,633	(5,319,765)	-	3,039,932
Net earnings	-	-	-	-	-	1,459,022	-	1,459,022
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	46,176	46,176
Comprehensive income	-	-	-	-	-	-	-	1,505,198

Balance at December 31, 2005	-	-	461,687	5,919,064	2,440,633	(3,860,743)	46,176	4,545,130
Effect of corporate reorganization:
Recapitalization	-	-	25,767,493	(5,892,803)	(963,191)	1,968,979	-	(4,887,015)
Issuance of common shares in share relation exchange pursuant to a reformation agreement (Restated)	-	-	72,000,000	72,000	2,485,024	-	-	2,557,024
Issuance of common stock pursuant to a consulting agreement	-	-	700,000	700	174,300	-	-	175,000
Net earnings	-	-	-	-	-	559,064	-	559,064
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	5,331	5,331
Comprehensive income	-	-	-	-	-	-	-	564,395

Balance at December 31, 2006 (Restated)	-	$-	98,929,180	$98,961	$4,136,766	$(1,332,700)	$51,507	$2,954,534

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,

	2006	2005	2004
	$ (Restated)	$	$
Cash flows from operating activities:
Net earnings	559,064	1,459,022	1,482,959
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Minority interest	960,666	-	-
Depreciation and amortization	568,655	231,541	164,357
(Gain) loss on disposition of property and equipment	-	(7,319)	10,147
Provision (written back) for bad debts and bad debts written off	41,016	(42,386)	(12,201)
Written back for inventory write-off	-	(64,102)	(37,617)
Equity earnings of an associate	(358,792)	(93,647)	35,084
(Provision) benefits for income taxes	270,514	-	(807,692)
Common stock issued for services rendered	175,000	-	-
Other non-cash items	27,627	17,627	-
Changes in operating assets and liabilities:
Trade receivables	(5,892,474)	(2,422,955)	(1,543,010)
Bill receivables	-	498,541	(431,794)
Other current assets and prepayments	1,997,229	(1,801,877)	88,247
Inventory	(1,757,085)	(788,951)	1,488,989
Tax receivable	-	-	49,548
Trade payables	335,229	60,211	(894,671)
Other current liabilities and deposits received	5,253,962	2,390,269	3,632,849
Net cash provided by (used in) operating activities	2,180,611	(564,026)	3,225,195

Cash flows from investing activities:
Cash acquired upon reverse merger	1,272	-	-
Increase in restricted cash	(385,629)	-	-
Purchases of property and equipment	(890,769)	(2,074,095)	(64,749)
Proceeds from disposal of property and equipment	-	58,309	22,282
Investment in an associate	-	-	(900,691)
Net cash used in investing activities	(1,275,126)	(2,015,786)	(943,158)

Cash flows from financing activities:
Advances to affiliates	(4,455,496)	(64,778)	(460,673)
Repayments to stockholders/director	-	(16,415)	(369,952)
Repayments from (advances to) an associate	85,876	(374,231)	(168,912)
Increase (decrease) in short-term borrowings and bills payable	6,487,016	2,409,657	(794,970)
Proceeds from issuance of common stock	-	-	2,052
Net cash provided by (used in) financing activities	2,117,396	1,954,233	(1,792,455)

Increase (decrease) in cash and cash equivalents	3,022,881	(625,579)	489,582

Cash and cash equivalents at beginning of the period	452,754	1,078,333	588,751

Cash and cash equivalents at end of the period	3,475,635	452,754	1,078,333

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	432,774	191,286	232,868
Income taxes	-	-	-

Supplemental disclosure of non-cash information:
Common stock issued in exchange for related party advances	-	-	2,562,051
Common stock issued for consulting services	175,000	-	-

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

Background of Technorient

Technorient is a corporation incorporated in Hong Kong. Through its subsidiaries, Technorient offers a diversified range of automotive products and services including sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts. Technorient’s operations and all of its identifiable assets are primarily located in Hong Kong.

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated. The accompanying consolidated financial statements have been restated as described in Note 19.

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

Use of estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management makes it best estimate of the outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting principles for the estimate, which is typically in the period when new information becomes available to management. Management believes the most significant estimates affecting the consolidated financial statements include provision for bad debts, provision for inventory write-off, and accounting for income taxes. Actual results could differ from those estimates.

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

Trade receivables and provision for bad debts

Trade receivable, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectability of trade receivable by assessing, among other factors, customer willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces the Company’s trade receivable for that customer to the amount that is reasonably believed will be collected. Additional provisions may be required in the future if the financial condition of the Company’s customers or general economic conditions deteriorate, thereby reducing net earnings. The provision for bad debts at December 31, 2006 and 2005 was $13,684 and $70,161, respectively.

Inventory

Inventory consists primarily of new and used vehicles held for sale, and vehicle parts and accessories, and are stated at the lower of cost or net realizable value. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and the Company’s assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the industry.

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

Impairment of long-lived assets

The Company reviews its long-lived assets at least annually for potential impairment. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its undiscounted cash flows and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As the projection of the undiscounted cash flows are subject to estimations and assumptions made by the management as of the date of assessment, any future changes in the Company’s strategy and other changes in its operations subsequently could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future.

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

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. All per share and per share information are adjusted retroactively to the earliest periods presented to reflect the effect of the Company’s recent recapitalization between the Company and Technorient (See Note 1).

Segment Reporting

The Company determines and classifies its operating segments in accordance with SFAS No. 131 “Disclosures About Segments Of An Enterprise And Related Information.” The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics. The Company’s reportable segments are operating units which represent the operations of the Company’s significant business operations, that being sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts. The operating results for each operating unit have been presented on the face of the consolidated income statements.

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

Concentration of risk due to geographic location

The Company’s business, assets and operations is currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong and is currently expanding its operations to People Republic of China (“PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and PRC.

NOTE 5. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the year ended December 31:

	2006	2005	2004
	$ (Restated)	$ (Restated)	$ (Restated)
Numerator:
Net earnings available to common stockholders	559,064	1,459,022	1,482,959

Denominator:
Weighted average common stock and dilutive potential common stock	97,783,941	89,689,881	89,689,881

Basic net earnings per share	0.0057	0.0163	0.0165

Diluted net earnings per share	0.0057	0.0163	0.0165

The weighted average common stock outstanding for the year ended December 31, 2006, was adjusted to reflect the Company’s recent recapitalization between the Company and Technorient (See Note 1). For the purpose of computing earnings per share, the number of shares outstanding for the period from the beginning of the fiscal year to the date of the reverse takeover is deemed to be the number of shares issued by the legal parent. For the period from the date of the reverse takeover to the end of the fiscal year, the number of shares to be used in the calculation of earnings per share is the actual number of shares of the legal parent outstanding in that period. The earnings per share to be disclosed for the comparative periods is computed by dividing the earnings of Technorient by the number of shares issued in the reverse takeover transaction. In addition, the net earnings available to common stockholders for the year ended December 31, 2005 and 2004 does not consider the effect of the Company’s recent recapitalization between the Company and Technorient (See Note 1), since no minority interest existed during those periods.

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

NOTE 7. PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments at December 31 are summarized as follows:

	2006	2005
	$ (Restated)	$
Prepaid expenses	37,328	593,754
	37,328	593,754

Other current assets by major categories at December 31 are summarized as follows:

	2006	2005
	$	$
Deposits	332,758	356,032
Other receivables	1,170,868	2,588,398
	1,503,626	2,944,430

The carrying amounts of the other current assets approximate their fair values due to their short maturities.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, at December 31 are summarized as follows:

	2006	2005
	$	$
Leasehold improvements	2,586,082	2,188,902
Plant and machinery	856,072	856,004
Furniture, fixtures and office equipment	1,226,472	1,152,502
Motor vehicles	515,142	111,932
Total	5,183,768	4,309,340
Less: accumulated depreciation	(2,806,112)	(2,246,296)
	2,377,656	2,063,044

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

The Company’s borrowings at December 31 are summarized as follows:

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

NOTE 15. CAPITAL STOCK AND SHARE-BASED PAYMENTS

Effect of reverse merger to the comparable figures

On September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation, through a reverse merger, with the result that the stockholders of Technorient became the beneficial owners of approximately 49% of the Company’s common stock. Subsequent to the completion of the reverse merger, the legal parent entity’s business operations ceased and the operations now represent those of Technorient. The accompanying consolidated balance sheet at December 31, 2005 and the consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, reflect those of the accounting acquirer, Technorient, only.

General

The Company’s total authorized capital at December 31, 2006, is 100,000,000 shares of common stock, par value $0.001. At December 31, 2006, 98,929,180 shares of common stock were issued and outstanding.

Common stock

The following is the movement of common stock for the period from July 1, 2006 to September 4, 2006:

•
During August 2006, 9,000,000 shares of common stock of the Company owned by Fred De Luca and Federico G. Cabo, directors of the Company, were cancelled pursuant to a Share Exchange Agreement in connection with the reverse takeover.

•	During September 2006, 16,600,000 shares of the Company’s restricted common stock were issued to fully settle the Company’s promissory note payable in the principal amount of $950,000.

•
During September 2006, 5,029,337 shares of the Company’s restricted common stock were issued as the holders of the Company’s 10% callable convertible notes agreed to convert the 10% callable convertible notes in the principal amount of $1,000,000 into such number of shares.

The following is the movement of common stock for the period from September 5, 2006 to December 31, 2006:

•
On September 5, 2006, the Company issued an aggregate of 72,000,000 shares of its common stock in connection with the acquisition of  49% of the issued and outstanding shares of Technorient. The issuance of common stock was made pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement.

•
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

NOTE 17. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2006, 2005 and 2004:

		2006	2005	2004
		$	$	$
	Note	(Restated)
Sales to:
- Director of Technorient	(a)	-	-	115,385
- Affiliates	(a)	601,645	254,118	136,086
- An associate	(a)	70,733	672,328	959,947

Purchases from:
- Affiliates	(a)	17,945	464,263	-
- An associate	(a)	1,677,790	662,869	-

Interest received from:
- Affiliates	(b)	19,751	51,742	-

Management fee paid to:
- Affiliates	(c)	309,159	307,692	153,846

Rental to:
- Affiliates	(c)	-	-	6,831

Service fee from:
- An associate	(c)	643,818	529,232	88,556

Issuance of common stock pursuant to a consulting agreement
- A stockholder	(c)	175,000	-	-

Notes:
(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, bears interest at 9.25% per annum and repayable on demand. At December 31, 2006 and 2005, the loans were fully repaid.

(c)	The transactions were carried out at terms agreed between both parties.

NOTE 18. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the summary of the quarterly financial data for the four quarters of 2006;

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	$	$	$	$
			(Restated)	(Restated)
Net sales	9,245,020	15,655,109	14,675,018	31,959,443
Gross profit	1,511,291	3,194,794	2,845,593	5,021,714
Net earnings (loss) (a)	(345,562)	597,462	168,842	138,322
Basic earnings per share (b)(c)	(0.0039)	0.0067	0.0017	0.0014
Diluted earnings (loss) per share (b)(c)	(0.0039)	0.0067	0.0017	0.0014

Notes:

(a)	The net earnings (loss) for the first and second quarters take into the effect the Company’s recent recapitalization between the Company and Technorient.

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

NOTE 19. RESTATEMENT OF FINANCIAL STATEMENTS

NOTE: The common stock numbers in the “Background” section of this Note 19 give effect to the Company’s one-for-five reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.005 per share, effective on December 7, 2007.  However, the common stock numbers in the “Restatements” section of this Note 19 reflect the Company’s pre-Reverse Stock Split capitalization, as in effect during the period covered by this Form 10-K/A.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the consolidated balance sheets, at December 31, 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2006;

•
on the consolidated statement of operations, for the year ended December 31, 2006, basic earnings per share decreased by $0.0602, for the years ended December 31, 2005 and 2004, basic earnings per share increased by $0.0163 and $0.0165, respectively, and for the years ended December 31, 2006, 2005 and 2004, diluted earnings per share increased by $0.0020, $0.0060 and $0.0060, respectively;

•
for the year ended December 31, 2006, the basic weighted average number of outstanding shares increased by 89,304,370, and the diluted weighted average number of outstanding shares decreased by 52,134,843. For the years ended December 31, 2005 and 2004, the basic weighted average number of outstanding shares increased by 89,689,881, and the diluted weighted average number of outstanding shares decreased by 51,749,332;

•
on the consolidated statement of stockholders' equity, at December 31, 2006, the number of issued and outstanding shares of preferred stock decreased to none from 1,533,973. In addition, at December 31, 2006, the number of issued and outstanding shares of common stock increased by 72,000,000 to 98,929,180; and

•
on the consolidated statement of cash flows, for the year ended December 31, 2006, as supplemental disclosure for a non-cash item, preferred stock issued for consulting services to be rendered was reduced to none from $1,468,930.

The restatements had no impact on the Company's cash or cash flows.

The consolidated statements balance sheets have been restated as follows:

Consolidated Balance Sheets

	As of December 31, 2006
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,475,635	-	3,475,635
Restricted cash	385,629	-	385,629
Trade receivables, net of provision	11,246,621	-	11,246,621
Inventory, net	6,815,863	-	6,815,863
Prepayments	1,506,258	(1,468,930)	37,328
Other current assets	1,503,626	-	1,503,626
Amounts due from affiliates	4,503,367	-	4,503,367
Amount due from an associate	457,267	-	457,267
Total current assets	29,894,266	(1,468,930)	28,425,336
Property and equipment, net	2,377,656	-	2,377,656
Investment in an associate	1,355,530	-	1,355,530
Deferred income taxes	539,880	-	539,880
TOTAL ASSETS	34,167,332	(1,468,930)	32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,315,497	-	5,315,497
Obligations due under finance lease – current portion	167,106	-	167,106
Bills payable	4,412,575	-	4,412,575
Trade payables	480,859	-	480,859
Deposits received	8,607,049	-	8,607,049
Other current liabilities	7,331,020	-	7,331,020
Amounts due to affiliates	-	-	-
Total current liabilities	26,314,106	-	26,314,106
Long-term liabilities:
Obligations due under finance lease – non-current portion	111,404	-	111,404

TOTAL LIABILITIES	26,425,510	-	26,425,510

Minority interests	3,318,358	-	3,318,358

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2006: 1,533,973 (note 1)	1,534	(1,534)	-
Common stock	26,961	72,000	98,961
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2006: 26,929,180 (note 2)
Additional paid-in capital	5,676,162	(1,539,396)	4,136,766
Accumulated other comprehensive income	51,507	-	51,507
Accumulated deficits	(1,332,700)	-	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	4,423,464	(1,468,930)	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	34,167,332	(1,468,930)	32,698,402

Notes:

1. The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2006.

2. At December 31, 2006, giving effect to the transactions related to the restatements discussed in this Note 19, there were issued and outstanding 98,929,180 shares of common stock.

The consolidated statement of operations have been restated as follows:

Consolidated Statement of Income

	For the year ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$65,625,911	$-	$65,625,911
Parts and services	5,908,679	-	5,908,679
Net sales	71,534,590	-	71,534,590

Cost of sales:
New and used vehicles	(56,865,472)	-	(56,865,472)
Parts and services	(2,095,726)	-	(2,095,726)
Total cost of sales	(58,961,198)	-	(58,961,198)

Gross profit:
New and used vehicles	8,760,439	-	8,760,439
Parts and services	3,812,953	-	3,812,953
Total gross profit	12,573,392	-	12,573,392

Selling and marketing	(833,726)	-	(833,726)
General and administrative expenses	(10,099,929)	-	(10,099,929)

Operating earnings	1,639,737	-	1,639,737

Other income (expenses)
Interest expenses	(432,774)	-	(432,774)
Share of result of an associate	358,792	-	358,792
Other income	224,489	-	224,489
Total other income (expenses)	150,507	-	150,507

Earnings before minority interests and income taxes	1,790,244	-	1,790,244

Provision for income taxes	(270,514)	-	(270,514)

Earnings before minority interests	1,519,730	-	1,519,730

Minority interests	(960,666)	-	(960,666)

Net earnings	$559,064	$-	$559,064

Earnings per share

Basic	$0.0659	$(0.0602)	$0.0057

Diluted	$0.0037	$0.0020	$0.0057

Weighted average number of common shares outstanding

Basic	8,479,571	89,304,370	97,783,941

Diluted	149,918,784	(52,134,843)	97,783,941

	For the year ended December 31, 2005
	As Previously Reported		Adjustments	As Restated
Sales:
New and used vehicles		$44,503,564	$-	$44,503,564
Parts and services		4,205,914	-	4,205,914
Net sales		48,709,478	-	48,709,478

Cost of sales:
New and used vehicles		(38,850,881)	-	(38,850,881)
Parts and services		(1,520,810)	-	(1,520,810)
Total cost of sales		(40,371,691)	-	(40,371,691)

Gross profit:
New and used vehicles		5,652,683	-	5,652,683
Parts and services		2,685,104	-	2,685,104
Total gross profit		8,337,787	-	8,337,787

Selling and marketing		(452,024)	-	(452,024)
General and administrative expenses		(6,393,130)	-	(6,393,130)

Operating earnings		1,492,633	-	1,492,633

Other income (expenses)
Interest expenses		(191,286)	-	(191,286)
Share of result of an associate		93,647	-	93,647
Other income		64,028	-	64,028
Total other income (expenses)		(33,611)	-	(33,611)

Earnings before minority interests and income taxes		1,459,022	-	1,459,022

Provision for income taxes		-	-	-

Earnings before minority interests		1,459,022	-	1,459,022

Minority interests		-	-	-

Net earnings		$1,459,022	$-	$1,459,022

Earnings per share

Basic	$	N/A	$0.0163	$0.0163

Diluted		$0.0103	$0.0060	$0.0163

Weighted average number of common shares outstanding

Basic		N/A	89,689,881	89,689,881

Diluted		141,439,213	(51,749,332)	89,689,881

	For the year ended December 31, 2004
	As Previously Reported		Adjustments	As Restated
Sales:
New and used vehicles		$36,273,043	$-	$36,273,043
Parts and services		4,059,012	-	4,059,012
Net sales		40,332,055	-	40,332,055

Cost of sales:
New and used vehicles		(32,025,425)	-	(32,025,425)
Parts and services		(1,186,676)	-	(1,186,676)
Total cost of sales		(33,212,101)	-	(33,212,101)

Gross profit:
New and used vehicles		4,247,618	-	4,247,618
Parts and services		2,872,336	-	2,872,336
Total gross profit		7,119,954	-	7,119,954

Selling and marketing		(892,503)	-	(892,503)
General and administrative expenses		(5,397,589)	-	(5,397,589)

Operating earnings		829,862	-	829,862

Other income (expenses)
Interest expenses		(232,868)	-	(232,868)
Share of result of an associate		(35,084)	-	(35,084)
Other income		113,357	-	113,357
Total other income (expenses)		(154,595)	-	(154,595)

Earnings before minority interests and income taxes		675,267	-	675,267

Provision for income taxes		807,692	-	807,692

Earnings before minority interests		1,482,959	-	1,482,959

Minority interests		-	-	-

Net earnings		$1,482,959	$-	$1,482,959

Earnings per share

Basic	$	N/A	$0.0165	$0.0165

Diluted		$0.0105	$0.0060	$0.0165

Weighted average number of common shares outstanding

Basic		N/A	89,689,881	89,689,881

Diluted		141,439,213	(51,749,332)	89,689,881

The consolidated statements of stockholders’ equity have been restated as follows:

	For the year ended December 31, 2006
					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	equity	income (loss)

As Previously Reported	1,533,973	1,534	26,929,180	26,961	5,676,162	(1,332,700)	51,507	4,423,464	564.395
Adjustments	(1,533,973)	(1,534)	72,000,000	72,000	(1,539,396)	-	-	(1,468,930)	-

As Restated	-	-	98,929,180	98,961	4,136,766	(1,332,700)	51,507	2,954,534	$564,395

The consolidated statements of cash flows have been restated as follows:

Consolidated Statement of Cash Flows

	For the year ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net earnings	$559,064	$-	$559,064
Adjustments to reconcile net earnings to net cash provided by operating activities
Minority interests	960,666	-	960,666
Depreciation and amortization	568,655	-	568,655
Loss on disposal of investment in associate	-	-	-
Provision (written back) for bad debts and bad debts written off	41,016	-	41,016
Written back for inventory write-off	-	-	-
Equity earnings of an associate	(358,792)	-	(358,792)
Benefits for income taxes	270,514	-	270,514
Common stock issued for services received	175,000	-	175,000
Other non-cash items	27,627	-	27,627
Changes in operating assets and liabilities:
Trade receivables	(5,892,474)	-	(5,892,474)
Bill receivables	-	-	-
Other current assets and prepayments	1,997,229	-	1,997,229
Inventory	(1,757,085)	-	(1,757,085)
Tax receivables	-	-	-
Trade payables	335,229	-	335,229
Other current liabilities and deposits received	5,253,962	-	5,253,962
Net cash provided by operating activities	2,180,611	-	2,180,611

Cash flows from investing activities:
Cash acquired upon reverse merger	1,272	-	1,272
Increase in restricted cash	(385,629)	-	(385,629)
Purchases of property and equipment	(890,769)	-	(890,769)
Proceeds from disposal of property and equipment	-	-	-
Investment in an associate	-	-	-
Net cash used in investing activities	(1,275,126)	-	(1,275,126)

Cash flows from financing activities:
Advances to affiliates	(4,455,496)	-	(4,455,496)
Repayments to stockholders/directors	-	-	-
Repayments from (advances to) an associate	85,876	-	85,876
Increase (decrease) in short-term borrowings and bills payable	6,487,016	-	6,487,016
Proceeds from issuance of common stock	-	-	-
Net cash provided by financing activities	2,117,396	-	2,117,396

Increase in cash and cash equivalents	3,022,881	-	3,022,881

Cash and cash equivalents at beginning of the period	452,754	-	452,754

Cash and cash equivalents at end of the period	$3,475,635	$-	$3,475,635

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$432,774	$-	$432,774
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash information:
Preferred stock issued for consulting services to be received	$1,468,930	$(1,468,930)	$-
Common stock issued for consulting services	$175,000	$-	$175,000

[End of consolidated financial statements.]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

NOTE: This Item 9A. Controls and Procedures has been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal year ended June 30, 2006 and the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, as discussed above in the Explanatory Note at the beginning of this Report and in Note 19 of the Notes to the consolidated financial statements included in this Report.

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-K/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-K/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the year ended December 31, 2006, as outlined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements”, as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

During the pendency of the Federal Court Action and preparing for our 2009 year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the period ended March 31, 2006 through the period ended September 30, 2009, which resulted in the restatements described in the Explanatory Note at the beginning of this Report and Note 19 of the Notes to the consolidated financial statements included in this Rerpot.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2006.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2006.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Changes in Internal Controls over Financial Reporting

No changes to our internal control over financial reporting or disclosure controls and procedures were made to rectify the material weakness during the period covered by this Form 10-K/A because such weakness was not known at that time.  However, subsequent to the period, we remediated this weakness by:

•	retaining new advisors to advise us and adopting a policy to consult with such advisors (or other outside experts) regarding complex legal and accounting issues;

•	completing a review and updated risk assessment of all of our financial controls and procedures; and

•	reviewing and instituting controls for each weakness

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

We intend to review and select additional candidates to serve on our Board of Directors. Currently, none of the directors serving on our board are “independent”, within the meaning of the applicable federal securities laws. However, we expect to be able to attract and recruit additional candidates to serve on our board as independent directors, the timing of which will depend on the availability and willingness of qualified independent director candidates to serve in such capacity.

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

Pursuant to our Executive Employment Agreements with all of our Company’s named executive officers that are described more fully above under the section “Narrative Disclosure To Summary Compensation Table And Grants Of Plan-Based Awards”, in the event an executive officer's voluntarily terminates his employment with the Company or such officer is terminated by the Company “for cause”, (these triggering events are collectively referred to as “Trigger Events A”) the Company is obligated to pay to the executive officer or his representatives on the date of termination of employment (“Termination Date”): (a) all salary compensation as is due under the Executive Employment Agreement, prorated through the Termination Date; (b) all expense reimbursements due and owed to the executive officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits a an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) all benefits due the Executive, including benefits under insurance, group health and retirement benefit plans in accordance with the Company's standard policy, if any, through the Termination Date. Assuming Trigger Events A occur as of the last business day of the Company’s completed fiscal year and causes the termination of our named executive officers’ employment, the Company would have pay the executive officer expense reimbursements that are due and owed to such executive officer, as well as the amounts set forth in the table below:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

NOTE:  This Item 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters has not been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal  year ended June 30, 2006 or the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, but is presented herein as originally filed.  As discussed above in the Explanatory Note at the beginning of this Report and in Note 19 of the Notes to the consolidated financial statements included in this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  For a more detailed discussion, please refer to the Explanatory Note at the beginning of this Report and Note 19 of the Notes to the consolidated financial statements included in this Report.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth the ownership of our common stock as of the date of March 26, 2007:

•	Each stockholder known by us to own beneficially more than 5% of our common stock;

•	Each executive officer;

•	Each director or nominee to become a director; and

•	All directors and executive officers as a group.

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
Name of Principal Stockholders (5% Beneficial Owners)
Corich Enterprises Inc.	67,057,843	(4)	39.8
Wo Kee Hong (Holdings) Limited	67,057,843	(4)	39.8
Wo Kee Hong (B.V.I.) Limited	67,057,843	(4)	39.8
Happy Emerald Ltd.	51,749,314	(5)	30.7
All directors and executive officers as a group (6 persons)	15,447,143		9.2%

* denotes holdings of less than 1%

(1)
Based on 168,368,375 Voting Shares outstanding after giving effect to issuances in connection with share exchange transaction (the "Share Exchange") that took place in September 2006, including the issuance of 972,728 shares of the Company's Series A Convertible Preferred Stock, share cancellations, debt conversions by holders of the Company's Callable Secured Notes, the issuance of the consulting shares to Happy Emerald Limited, and also assumes the full conversion of the Series A Preferred Stock that was also issued in connection with Share Exchange. The Share Exchange is more fully described in the Company's Current Report on Form 8-K that was filed with the SEC on September 8, 2006, and is incorporated herein by reference. As discussed in the Explanatory Note at the beginning of this Report and in Note 19 of the Notes to the consolidated financial statements included in this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  For a more detailed discussion, please refer to the Explanatory Note at the beginning of this Report.

(2)
Mr. Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited. Mr. Lee is one of the beneficiaries of a discretionary trust the trustee of which holds a 52.85% interest in Wo Kee Hong (Holdings) Limited. Mr. Lee disclaims beneficial ownership of the shares of the Company beneficially owned by Wo Kee Hong (Holdings) Limited.

(3)
Calculated based on 167,273 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of common stock. As discussed in the Explanatory Note at the beginning of this Report and in Note 19 of the Notes to the consolidated financial statements included in this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  As part of the Reformation of the Share Exchange Agreement, Mr. Adamczyk was deemed to have been issued shares of common stock in lieu of the shares of Series A Preferred Stock.  For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

(4)
Wo Kee Hong (Holdings) Limited ("Wo Kee Hong") wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc. (“Corich”), which, is the direct stockholder of record of these shares. All of three of these entities share voting power over these shares. The shares are calculated based on 727,273 shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of common stock. As discussed in the Explanatory Note at the beginning of this Report and in Note 19 of the Notes to the consolidated financial statements included in this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  As part of the Reformation of the Share Exchange Agreement, Corich was deemed to have been issued shares of common stock in lieu of the shares of Series A Preferred Stock.  For a more detailed discussion of the Reformation, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009.

(5)
Calculated based on shares of Series A Convertible Preferred Stock, each share convertible into 92.2045 shares of common stock. Mr. Charles Miseroy, former CFO of Xact Aid, is the controlling equity holder of Happy Emerald Ltd., the record owner of the shares of Series A Preferred Stock. Happy Emerald Ltd.'s address is 12318 Foxcroft Place, Granada Hills, California 91344-1621. As discussed in the Explanatory Note at the beginning of this Report and in Note 19 of the Notes to the consolidated financial statements included in this Report, the Company has determined that it was never authorized to issue any shares of preferred stock or the shares of common stock converted therefrom.  Certificates representing all the shares of Series A Convertible Preferred Stock held of record by Happy Emerald Ltd. were returned to the Company in connection with the settlement of the Federal Court Action.  For a more detailed discussion of the Federal Court Action and the settlement, please refer to the Explanatory Note at the beginning of this Report and the Company’s Current Report on Form 8-K, as filed with the SEC on March 5, 2010.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2006, 2005 and 2004:

		2006	2005	2004
	Note	$	$	$
Sales to:
- Jeff Man Bun Lee, Director of Technorient Limited	(a)	-	-	115,385
- Wo Kee Hong Limited, Affiliate	(a)	436,788	254,118	120,489
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	164,857	-	15,597
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	70,733	672,328	959,947

Purchases from:
- Wo Kee Hong Limited, Affiliate	(a)	1,075	460,623	-
- Wo Kee Services Limited, Affiliates	(a)	11,198	-	-
- Rogers Entertainment International Limited, Affiliates	(a)	2,576	-	-
- Wo Kee Hong (Shenzhen) Limited, Affiliates	(a)	3,096	-	-
- Shinwa Engineering Company Limited, Affiliates	(a)	-	3,589	-
- Mega Warehouse (HK) Limited, Affiliates	(a)	-	51	-
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(a)	1,677,790	662,869	-

Interest received from:
- Wo Kee Hong Limited, Affiliate	(b)	19,751	51,742	-

Management fee paid to:
- Wo Kee Hong (Holdings) Limited, Affiliate	(c)	309,159	307,692	153,846

Rental to:
- Stoneycroft Estates Limited , Affiliates	(c)	-	-	6,831

Service fee from:
- Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd, Associate	(c)	643,818	529,232	88,556

Issuance of common stock pursuant to a consulting agreement:
- Edward W. Withrow, III, a stockholder	(c)	175,000	-	-

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, bears interest at 9.25% per annum and repayable on demand. As at December 31, 2006 and 2005, the loans were fully settled.

(c)	The transactions were carried out at terms agreed between both parties.

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

DIRECTOR INDEPENDENCE

Currently, none of the directors serving on our board are “independent”, within the meaning of the applicable federal securities laws. However, we expect to be able to attract and recruit additional candidates to serve on our board as independent directors, the timing of which will depend on the availability and willingness of qualified independent director candidates to serve in such capacity. Our Board plans to appoint independent directors as part of its plans to form audit, nominating and compensation committees for the Company in the immediate future.

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

Page
Number
in this
Annual
Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF INCOME	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8

(2)	Financial Statement Schedules

None.

(3)	Exhibits

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

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(2)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2006 (3)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2006 (3)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2006 (3)

10.9	Employment Agreement by and among Phyllis Sum Yu Ng and the Company dated November 6, 2006 (3)

21	List of Significant Subsidiaries (4)

23.1	Consent of HLB Hodgson Impey Cheng (4)

23.2	Consent of Clancy and Co., P.L.L.C. (4)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	Shareholders' Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (2)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited (2)

99.3	Letter of variation to "Import and Distribution Agreement" dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (2)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (2)

99.5	Letter to vary the "Import and Distribution Agreement" dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (2)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People's Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (2)

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

*  filed herewith

(1)	Filed as an exhibit to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange commission on November 26, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK. SIGNATURE PAGE FOLLOWS.]

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

Signature	Title	Date

/s/ Richard Man Fai LEE	Chief Executive Officer, President and Chairman	May 28, 2010
Richard Man Fai LEE	of the Board

/s/ Joseph Tik Tung WONG	Chief Financial Officer, Treasurer and Secretary	May 28, 2010
Joseph Tik Tung WONG

/s/ Herbert Adamczyk	Chief Operating Officer and Director	May 28, 2010
Herbert Adamczyk

/s/ Yun Fai LEUNG	Director	May 28, 2010
Yun Fai LEUNG

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006 *

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

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(2)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2006 (3)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2006 (3)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2006 (3)

10.9	Employment Agreement by and among Phyllis Sum Yu Ng and the Company dated November 6, 2006 (3)

21	List of Significant Subsidiaries (4)

23.1	Consent of HLB Hodgson Impey Cheng (4)

23.2	Consent of Clancy and Co., P.L.L.C. (4)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	Shareholders' Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (2)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited (2)

99.3	Letter of variation to "Import and Distribution Agreement" dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (2)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (2)

99.5	Letter to vary the "Import and Distribution Agreement" dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (2)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People's Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (2)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (2)

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

*  filed herewith

(1)	Filed as an exhibit to the Company's Form SB-2 Registration Statement filed with the Securities and Exchange commission on November 26, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2006 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 and incorporated herein by reference.