Form 10-Q/A
period 2007-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

The number of shares of common stock outstanding as of May 10, 2007 was 98,929,180.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (the “First Quarter 2007 Form 10-Q”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our First Quarter 2007 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006.

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

NOTE:  The common stock numbers in the “Background” sections of this Explanatory Note and Note 13 of the financial statements filed herewith give effect to a one-for-five reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.005 per share, effective on December 7, 2007.  However, unless otherwise indicated, the common stock numbers in the “Restatements” sections of this Explanatory Note and Note 13 of the financial statements filed herewith, and in the balance of this Form 10-Q/A reflect our pre-Reverse Stock Split capitalization, as in effect during the period covered by this Form 10-Q/A.

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

i

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at March 31, 2007 and December 31, 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at March 31, 2007, preferred stock decreased by $574, common stock decreased by $16,534, additional paid-in-capital decreased by $1,451,822 and stockholders' equity decreased by $1,468,930. At December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2007 and December 31, 2006;

•
on the condensed consolidated statement of operations, for the three months ended March 31, 2007, basic and diluted loss per share decreased by $0.0061, and for the three months ended March 31, 2006, basic and diluted loss per share increased by $0.0039; and

•
for the three months ended March 31, 2007, the basic and diluted weighted average number of outstanding shares increased by 69,048,856, and for the three months ended March 31, 2006, the basic and diluted weighted average number of outstanding shares increased by 89,689,881.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the First Quarter 2007 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Financial Statements;

•
Part I, Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements,” “Company Overview and History” and “Working Capital Requirements;”

•	Part I, Item 4. Controls and Procedures; and

•
Part II, Item 6. Exhibits (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the First Quarter 2007 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the First Quarter 2007 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the First Quarter 2007 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the First Quarter 2007 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the First Quarter 2007 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006
	$ (Restated)	$ (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	2,168,690	3,475,635
Restricted cash	384,025	385,629
Trade receivables, net of provision	4,345,358	11,246,621
Inventory, net	9,445,959	6,815,863
Prepayments	14,053	37,328
Other current assets	1,819,432	1,503,626
Amounts due from affiliates	6,996,531	4,503,367
Amount due from an associate	356,235	457,267
Total current assets	25,530,283	28,425,336
Property and equipment, net	2,234,148	2,377,656
Investment in an associate	1,333,357	1,355,530
Deferred income taxes	537,634	539,880
TOTAL ASSETS	29,635,422	32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	6,423,734	5,315,497
Obligations due under finance lease - current portion	166,411	167,106
Bills payable	3,027,919	4,412,575
Trade payables	300,187	480,859
Deposits received	10,827,003	8,607,049
Other current liabilities	2,793,809	7,331,020
Total current liabilities	23,539,063	26,314,106
Long-term liabilities:
Obligations due under finance lease - non-current portion	69,338	111,404
TOTAL LIABILITIES	23,608,401	26,425,510

Commitments and Contingencies

Minority interests	3,335,133	3,318,358

Stockholders’ equity
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 98,929,180 shares as at March 31, 2007 (98,929,180 as at December 31, 2006)	98,961	98,961
Additional paid-in-capital	4,136,766	4,136,766
Accumulated other comprehensive income	48,860	51,507
Accumulated deficits	(1,592,699)	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	2,691,888	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	29,635,422	32,698,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended
	March 31,
	2007	2006
	$ (Restated)	$ (Restated)
Sales:
New and used vehicles	15,823,975	8,265,543
Parts and services	1,186,668	979,477
Net sales	17,010,643	9,245,020

Cost of sales:
New and used vehicles	(14,149,803)	(7,424,582)
Parts and services	(342,099)	(309,147)
Total cost of sales	(14,491,902)	(7,733,729)

Gross profit:
New and used vehicles	1,674,172	840,961
Parts and services	844,569	670,330
Total gross profit	2,518,741	1,511,291

Selling and marketing	(142,048)	(107,106)
General and administrative expenses	(2,493,061)	(1,925,755)

Operating loss	(116,368)	(521,570)

Other income (expenses)
Interest expenses	(177,287)	(65,608)
Share of result of an associate	(39,892)	(226,722)
Other income	90,343	107,964
Total other expenses	(126,836)	(184,366)

Loss before minority interests and income taxes	(243,204)	(705,936)

Provision for income taxes	-	-

Loss before minority interests	(243,204)	(705,936)

Minority interests	(16,795)	360,374

Net loss	(259,999)	(345,562)

Loss per share
Basic	(0.0026)	(0.0039)

Diluted	(0.0026)	(0.0039)

Weighted average number of common stock outstanding
Basic	98,929,180	89,689,881

Diluted	98,929,180	89,689,881

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated. The accompanying condensed consolidated financial statements have been restated as described in Note 13.

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2007 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2006.

Use of estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management makes it best estimate of the outcome for these items based on historical trends and other information available when the condensed consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting principles for the estimate, which is typically in the period when new information becomes available to management. Management believes the most significant estimates affecting the condensed consolidated financial statements include provision for bad debts, provision for inventory write-off, and accounting for income taxes. Actual results could differ from those estimates.

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

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. All per share and per share information are adjusted retroactively to the earliest periods presented to reflect the effect of the Company’s recent recapitalization between the Company and Technorient Limited (See the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2006 for details of the Company’s recent recapitalization).

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

NOTE 4. LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	2007	2006
	$ (Restated)	$ (Restated)
Numerator:
Net loss available to common stockholders	(259,999)	(345,562)

Denominator:
Weighted average common stock outstanding	98,929,180	89,689,881

Basic net loss per share	(0.0026)	(0.0039)

Diluted net loss per share	(0.0026)	(0.0039)

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

NOTE 6. PREPAYMENTS

Prepayments at are summarized as follows:

	March 31,	December 31,
	2007	2006
	$ (Restated)	$ (Restated)
Prepaid expenses	14,053	37,328
	14,053	37,328

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

NOTE 10. CAPITAL STOCK

General

The Company’s total authorized capital at March 31, 2007, is 100,000,000 shares of common stock, par value $0.001. At March 31, 2007, 98,929,180 shares of common stock were issued and outstanding.

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

NOTE 13. RESTATEMENT OF FINANCIAL STATEMENTS

NOTE: The common stock numbers in the “Background” section of this Note 13 give effect to the Company’s one-for-five reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.005 per share, effective on December 7, 2007.  However, the common stock numbers in the “Restatements” section of this Note 13 reflect the Company’s pre-Reverse Stock Split capitalization, as in effect during the period covered by this Form 10-Q/A.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at March 31, 2007 and December 31, 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at March 31, 2007, preferred stock decreased by $574, common stock decreased by $16,534, additional paid-in-capital decreased by $1,451,822 and stockholders' equity decreased by $1,468,930. At December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2007 and December 31, 2006;

•
on the condensed consolidated statement of operations, for the three months ended March 31, 2007, basic and diluted loss per share decreased by $0.0061, and for the three months ended March 31, 2006, basic and diluted loss per share increased by $0.0039; and

•
for the three months ended March 31, 2007, the basic and diluted weighted average number of outstanding shares increased by 69,048,856, and for the three months ended March 31, 2006, the basic and diluted weighted average number of outstanding shares increased by 89,689,881.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of March 31, 2007
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	2,168,690	-	2,168.690
Restricted cash	384,025	-	384,025
Trade receivables, net of provision	4,345,358	-	4,345,358
Inventory, net	9,445,959	-	9,445,959
Prepayments	1,482,983	(1,468,930)	14,053
Other current assets	1,819,432	-	1,819,432
Amounts due from affiliates	6,996,531	-	6,996,531
Amount due from an associate	356,235	-	356,235
Total current assets	26,999,213	(1,468,930)	25,530,283
Property and equipment, net	2,234,148	-	2,234,148
Investment in an associate	1,333,357	-	1,333,357
Deferred income taxes	537,634	-	537,634
TOTAL ASSETS	31,104,352	(1,468,930)	29,635,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	6,423,734	-	6,423,734
Obligations due under finance lease – current portion	166,411	-	166,411
Bills payable	3,027,919	-	3,027,919
Trade payables	300,187	-	300,187
Deposits received	10,827,003	-	10,827,003
Other current liabilities	2,793,809	-	2,793,809
Total current liabilities	23,539,063	-	23,539,063
Long-term liabilities:
Obligations due under finance lease – non-current portion	69,338	-	69,338

TOTAL LIABILITIES	23,608,401	-	23,608,401

Commitments and Contingencies
Minority interests	3,335,133	-	3,335,133
Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2007: 573,973 (note 1)	574	(574)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2007: 115,463,499 (note 2)	115,495	(16,534)	98,961
Additional paid-in capital	5,588,588	(1,451,822)	4,136,766
Accumulated other comprehensive income	48,860	-	48,860
Accumulated deficits	(1,592,699)	-	(1,592,699)
TOTAL STOCKHOLDERS’ EQUITY	4,160,818	(1,468,930)	2,691,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	31,104,352	(1,468,930)	29,635,422

	As of December 31, 2006
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,475,635	-	3,475,635
Restricted cash	385,629	-	385,629
Trade receivables, net of provision	11,246,621	-	11,246,621
Inventory, net	6,815,863	-	6,815,863
Prepayments	1,506,258	(1,468,930)	37,328
Other current assets	1,503,626	-	1,503,626
Amounts due from affiliates	4,503,367	-	4,503,367
Amount due from an associate	457,267	-	457,267
Total current assets	29,894,266	(1,468,930)	28,425,336
Property and equipment, net	2,377,656	-	2,377,656
Investment in an associate	1,355,530	-	1,355,530
Deferred income taxes	539,880	-	539,880
TOTAL ASSETS	34,167,332	(1,468,930)	32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,315,497	-	5,315,497
Obligations due under finance lease – current portion	167,106	-	167,106
Bills payable	4,412,575	-	4,412,575
Trade payables	480,859	-	480,859
Deposits received	8,607,049	-	8,607,049
Other current liabilities	7,331,020	-	7,331,020
Total current liabilities	26,314,106	-	26,314,106
Long-term liabilities:
Obligations due under finance lease – non-current portion	111,404	-	111,404

TOTAL LIABILITIES	26,425,510	-	26,425,510

Commitments and Contingencies
Minority interests	3,318,358	-	3,318,358
Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2006: 1,533,973 (note 1)	1,534	(1,534)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2006: 26,929,180 (note 2)	26,961	72,000	98,961
Additional paid-in capital	5,676,162	(1,539,396)	4,136,766
Accumulated other comprehensive income	51,507	-	51,507
Accumulated deficits	(1,332,700)	-	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	4,423,464	(1,468,930)	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	34,167,332	(1,468,930)	32,698,402

Notes:

1.           The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2007 and December 31, 2006.

2.           At March 31, 2007 and December 31, 2006, giving effect to the transactions related to the restatements discussed in this Note 13, there were issued and outstanding 98,929,180 shares of common stock.

The condensed consolidated statements of operation have been restated as follows:

Condensed Consolidated Statements of Operation

	For the 3 months ended March 31, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$15,823,975	$-	$15,823,975
Parts and services	1,186,668	-	1,186,668
Net sales	17,010,643	-	17,010,643

Cost of sales:
New and used vehicles	(14,149,803)	-	(14,149,803)
Parts and services	(342,099)	-	(342,099)
Total cost of sales	(14,491,902)	-	(14,491,902)

Gross profit:
New and used vehicles	1,674,172	-	1,674,172
Parts and services	844,569	-	844,569
Total gross profit	2,518,741	-	2,518,741

Selling and marketing	(142,048)	-	(142,048)
General and administrative expenses	(2,493,061)	-	(2,493,061)

Operating loss	(116,368)	-	(116,368)

Other income (expenses)
Interest expenses	(177,287)	-	(177,287)
Share of result of an associate	(39,892)	-	(39,892)
Other income	90,343	-	90,343
Total other income (expenses)	(126,836)	-	(126,836)

Loss before minority interests and income taxes	(243,204)	-	(243,204)

Provision for income taxes	-	-	-

Loss before minority interests	(243,204)	-	(243,204)

Minority interests	(16,795)	-	(16,795)

Net loss	$(259,999)	$-	$(259,999)

Loss per share

Basic	$(0.0087)	$0.0061	$(0.0026)

Diluted	$(0.0087)	$0.0061	$(0.0026)

Weighted average number of common shares outstanding

Basic	29,880,324	69,048,856	98,929,180

Diluted	29,880,324	69,048,856	98,929,180

	For the 3 months ended March 31, 2006
	As Previously Reported		Adjustments	As Restated
Sales:
New and used vehicles		$8,265,543	$-	$8,265,543
Parts and services		979,477	-	979,477
Net sales		9,245,020	-	9,245,020

Cost of sales:
New and used vehicles		(7,424,582)	-	(7,424,582)
Parts and services		(309,147)	-	(309,147)
Total cost of sales		(7,733,729)	-	(7,733,729)

Gross profit:
New and used vehicles		840,961	-	840,961
Parts and services		670,330	-	670,330
Total gross profit		1,511,291	-	1,511,291

Selling and marketing		(107,106)	-	(107,106)
General and administrative expenses		(1,925,755)	-	(1,925,755)

Operating loss		(521,570)	-	(521,570)

Other income (expenses)
Interest expenses		(65,608)	-	(65,608)
Share of result of an associate		(226,722)	-	(226,722)
Other income		107,964	-	107,964
Total other income (expenses)		(184,366)	-	(184,366)

Loss before minority interests and income taxes		(705,936)	-	(705,936)

Provision for income taxes		-	-	-

Loss before minority interests		(705,936)	-	(705,936)

Minority interests		360,374	-	360,374

Net loss		$(345,562)	$-	$(345,562)

Loss per share

Basic	$	N/A	$(0.0039)	$(0.0039)

Diluted	$	N/A	$(0.0039)	$(0.0039)

Weighted average number of common shares outstanding

Basic		N/A	89,689,881	89,689,881

Diluted		N/A	89,689,881	89,689,881

(End of condensed consolidated financial statements)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Quarterly Reports on Form 10-Q or 10-QSB filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company,” “Group,” “we,” “us” and “our” refer to China Premium Lifestyle Enterprise, Inc. and its subsidiaries.

RESTATEMENT

The Company is restating its consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2007. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 13 of the Notes to the consolidated financial statements included in this Report.

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in the Hong Kong Special Administrative Region, the Macau Special Administrative Region and in the People’s Republic of China, (which for the purposes of this report excludes Hong Kong, Macau and Taiwan). Currently, the Company’s main business is its ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”). The business of the subsidiaries of Technorient consists mainly of the importation, distribution, and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and China. The Company is also planning to import, distribute and sell premium brand apparel and other luxury brand products in Hong Kong, Macau, China and Taiwan.

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

On December 22, 2005, the Company acquired 100% of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation (“Brooke Carlyle”), a development stage company with a business plan to develop an online internet portal containing information on sexually transmitted diseases, which was designed to generate revenue from advertising from pharmaceutical companies.

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at March 31, 2007 by approximately $1,991,000 a decrease of $120,000 from December 31, 2006. The ratio of our current assets to our current liabilities was 1.08 to 1 at March 31, 2007 and December 31, 2006. At March 31, 2007, our current assets of approximately $25,530,000 included  approximately $9,446,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $23,539,000 included customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $10,827,000.

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

Item 4.  Controls and Procedures.

NOTE: This Item 4. Controls and Procedures has been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal year ended June 30, 2006 and the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, as discussed above in the Explanatory Note at the beginning of this Report and in Note 13 of the Notes to the consolidated financial statements included in this Report.

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended March 31, 2007, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements,” as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

During the pendency of the Federal Court Action and preparing for our 2009 year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the period ended March 31, 2006 through the period ended September 30, 2009, which resulted in restatements described in the Explanatory Note at the beginning of this Report and Note 13 of the Notes to the consolidated financial statements included in this Report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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