Form 10-Q/A
period 2007-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

The number of shares of common stock outstanding as of July 31, 2007 was 98,929,180.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the six months ended June 30, 2007 (the “Second Quarter 2007 Form 10-Q”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our Second Quarter 2007 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at June 30, 2007 and December 31, 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at June 30, 2007, preferred stock decreased by $496, common stock decreased by $23,743, additional paid-in-capital decreased by $1,444,691 and stockholders' equity decreased by $1,468,930. At December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2007 and December 31, 2006;

•
on the condensed consolidated statement of operations, for the three months ended June 30, 2007, basic and diluted earnings per share increased by $0.0006 and $0.0015, respectively, for the six months ended June 30, 2007, basic earnings per share decreased by $0.0004 and diluted earnings per share increased by $0.0002, for the three months ended June 30, 2006, basic and diluted earnings per share increased by $0.0067 and $0.0025, respectively, and for the six months ended June 30, 2006, basic and diluted earnings per share increased by $0.0028 and $0.0010, respectively; and

•
for the three months ended June 30, 2007, the basic and diluted weighted average number of outstanding shares decreased by 18,356,302 and 64,052,481, respectively, for the six months ended June 30, 2007, the basic weighted average number of outstanding shares increased by 25,104,826 and the diluted weighted average number of outstanding shares decreased by 20,591,353, and for the three and six months ended June 30, 2006, the basic weighted average number of outstanding shares increased by 89,689,881 and the diluted weighted average number of outstanding shares decreased by 51,749,332.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the Second Quarter 2007 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

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

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the Second Quarter 2007 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Second Quarter 2007 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the Second Quarter 2007 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Second Quarter 2007 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Second Quarter 2007 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2007 AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006
	$ (Restated)	$ (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	446,615	3,475,635
Restricted cash	383,808	385,629
Trade receivables, net of provision	5,562,603	11,246,621
Inventory, net	11,628,663	6,815,863
Prepayments	14,523	37,328
Other current assets	2,029,279	1,503,626
Amounts due from affiliates	9,260,633	4,503,367
Amount due from an associate	1,070,096	457,267
Total current assets	30,396,220	28,425,336
Property and equipment, net	2,109,353	2,377,656
Investment in an associate	1,339,039	1,355,530
Deferred income taxes	537,332	539,880
TOTAL ASSETS	34,381,944	32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	7,507,587	5,315,497
Obligations due under finance lease - current portion	166,317	167,106
Bills payable	1,390,705	4,412,575
Trade payables	1,725,927	480,859
Deposits received	14,044,054	8,607,049
Other current liabilities	2,558,027	7,331,020
Amounts due to affiliates	11,637	-
Total current liabilities	27,404,254	26,314,106
Long-term liabilities:
Obligations due under finance lease - non-current portion	27,720	111,404
TOTAL LIABILITIES	27,431,974	26,425,510

Commitments and Contingencies

Minority interests	3,774,635	3,318,358

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.001 Issued and outstanding: 98,929,180 shares as at June 30, 2007 (98,929,180 as at December 31, 2006)	98,961	98,961
Additional paid-in-capital	4,136,766	4,136,766
Accumulated other comprehensive income	143,709	51,507
Accumulated deficits	(1,204,101)	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	3,175,335	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	34,381,944	32,698,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	$ (Restated)	$ (Restated)	$ (Restated)	$ (Restated)
Sales:
New and used vehicles	23,646,806	14,266,960	39,470,781	22,532,503
Parts and services	1,469,599	1,388,149	2,656,267	2,367,626
Net sales	25,116,405	15,655,109	42,127,048	24,900,129

Cost of sales:
New and used vehicles	(20,995,511)	(11,982,884)	(35,145,314)	(19,407,466)
Parts and services	(426,763)	(477,431)	(768,862)	(786,578)
Total cost of sales	(21,422,274)	(12,460,315)	(35,914,176)	(20,194,044)

Gross profit:
New and used vehicles	2,651,295	2,284,076	4,325,467	3,125,037
Parts and services	1,042,836	910,718	1,887,405	1,581,048
Total gross profit	3,694,131	3,194,794	6,212,872	4,706,085

Selling and marketing	(249,157)	(111,174)	(391,205)	(218,280)
General and administrative expenses	(2,728,503)	(2,029,981)	(5,221,564)	(3,955,736)

Operating earnings	716,471	1,053,639	600,103	532,069

Other income (expenses)
Interest expenses	(244,693)	(113,626)	(421,980)	(179,234)
Share of result of an associate	(38,168)	267,340	(78,060)	40,618
Other income	394,489	10,448	484,832	118,412
Total other income (expenses)	111,628	164,162	(15,208)	(20,204)

Earnings before minority interests and income taxes	828,099	1,217,801	584,895	511,865

Provision for income taxes	-	-	-	-

Earnings before minority interests	828,099	1,217,801	584,895	511,865

Minority interests	(439,501)	(620,339)	(456,296)	(259,965)

Net earnings	388,598	597,462	128,599	251,900

Earnings per share
Basic	0.0039	0.0067	0.0013	0.0028

Diluted	0.0039	0.0067	0.0013	0.0028

Weighted average number of common shares outstanding
Basic	98,929,180	89,689,881	98,929,180	89,689,881

Diluted	98,929,180	89,689,881	98,929,180	89,689,881

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

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. All per share information is adjusted retroactively to the earliest periods presented to reflect the effect of the recent recapitalization between the Company and Technorient Limited (See the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2006 for details of the Company’s recent recapitalization).

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

Concentration of risk due to geographic location

The Company’s business is currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong and is currently expanding its operations to the People’s Republic of China (“PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and the PRC.

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

NOTE 4. EARNINGS PER SHARE

The computation of basic and diluted earnings per share are as follows for the three months and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	$ (Restated)	$ (Restated)	$ (Restated)	$ (Restated)
Numerator:
Net earnings available to common stockholders	388,598	597,462	128,599	251,900

Denominator:
Weighted average common stock outstanding	98,929,180	89,689,881	98,929,180	89,689,881

Basic net earnings per share	0.0039	0.0067	0.0013	0.0028

Diluted net earnings per share	0.0039	0.0067	0.0013	0.0028

The weighted average common stock outstanding for the three months and six months ended June 30, 2006, were adjusted to reflect the recent recapitalization between the Company and Technorient Limited. The computation of the net earnings per share for the three months and six months ended June 30, 2006, are computed by dividing the net earnings attributable to the common stockholders’ by the number of shares issued in the reverse takeover transaction.

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

NOTE 6. PREPAYMENTS

Prepayments are summarized as follows:

	June 30,	December 31,
	2007	2006
	$ (Restated)	$ (Restated)
Prepaid expenses	14,523	37,328
	14,523	37,328

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

NOTE 10. CAPITAL STOCK

General

The Company’s total authorized capital at June 30, 2007, is 100,000,000 shares of common stock, par value $0.001. At June 30, 2007, 98,929,180 shares of common stock were issued and outstanding.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at June 30, 2007 and December 31, 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at June 30, 2007, preferred stock decreased by $496, common stock decreased by $23,743, additional paid-in-capital decreased by $1,444,691 and stockholders' equity decreased by $1,468,930. At December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2007 and December 31, 2006;

•
on the condensed consolidated statement of operations, for the three months ended June 30, 2007, basic and diluted earnings per share increased by $0.0006 and $0.0015, respectively, for the six months ended June 30, 2007, basic earnings per share decreased by $0.0004 and diluted earnings per share increased by $0.0002, for the three months ended June 30, 2006, basic and diluted earnings per share increased by $0.0067 and $0.0025, respectively, and for the six months ended June 30, 2006, basic and diluted earnings per share increased by $0.0028 and $0.0010, respectively; and

•
for the three months ended June 30, 2007, the basic and diluted weighted average number of outstanding shares decreased by 18,356,302 and 64,052,481, respectively, for the six months ended June 30, 2007, the basic weighted average number of outstanding shares increased by 25,104,826 and the diluted weighted average number of outstanding shares decreased by 20,591,353, and for the three and six months ended June 30, 2006, the basic weighted average number of outstanding shares increased by 89,689,881 and the diluted weighted average number of outstanding shares decreased by 51,749,332.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of June 30, 2007
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	446,615	-	446,615
Restricted cash	383,808	-	383,808
Trade receivables, net of provision	5,562,603	-	5,562,603
Inventory, net	11,628,663	-	11,628,663
Prepayments	1,483,453	(1,468,930)	14,523
Other current assets	2,029,279	-	2,029,279
Amounts due from affiliates	9,260,633	-	9,260,633
Amount due from an associate	1,070,096	-	1,070,096
Total current assets	31,865,150	(1,468,930)	30,396,220
Property and equipment, net	2,109,353	-	2,109,353
Investment in an associate	1,339,039	-	1,339,039
Deferred income taxes	537,332	-	537,332
TOTAL ASSETS	35,850,874	(1,468,930)	34,381,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	7,507,587	-	7,507,587
Obligations due under finance lease – current portion	166,317	-	166,317
Bills payable	1,390,705	-	1,390,705
Trade payables	1,725,927	-	1,725,927
Deposits received	14,044,054	-	14,044,054
Other current liabilities	2,558,027	-	2,558,027
Amounts due to affiliates	11,637	-	11,637
Total current liabilities	27,404,254	-	27,404,254
Long-term liabilities:
Obligations due under finance lease – non-current portion	27,720	-	27,720

TOTAL LIABILITIES	27,431,974	-	27,431,974

Commitments and Contingencies

Minority interests	3,774,635	-	3,774,635

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2007: 495,791 (note 1)	496	(496)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2007: 122,672,214 (note 2)	122,704	(23,743)	98,961
Additional paid-in capital	5,581,457	(1,444,691)	4,136,766
Accumulated other comprehensive income	143,709	-	143,709
Accumulated deficit	(1,204,101)	-	(1,204,101)
TOTAL STOCKHOLDERS’ EQUITY	4,644,265	(1,468,930)	3,175,335
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	35,850,874	(1,468,930)	34,381,944

	As of December 31, 2006
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,475,635	-	3,475,635
Restricted cash	385,629	-	385,629
Trade receivables, net of provision	11,246,621	-	11,246,621
Inventory, net	6,815,863	-	6,815,863
Prepayments	1,506,258	(1,468,930)	37,328
Other current assets	1,503,626	-	1,503,626
Amounts due from affiliates	4,503,367	-	4,503,367
Amount due from an associate	457,267	-	457,267
Total current assets	29,894,266	(1,468,930)	28,425,336
Property and equipment, net	2,377,656	-	2,377,656
Investment in an associate	1,355,530	-	1,355,530
Deferred income taxes	539,880	-	539,880
TOTAL ASSETS	34,167,332	(1,468,930)	32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,315,497	-	5,315,497
Obligations due under finance lease – current portion	167,106	-	167,106
Bills payable	4,412,575	-	4,412,575
Trade payables	480,859	-	480,859
Deposits received	8,607,049	-	8,607,049
Other current liabilities	7,331,020	-	7,331,020
Amounts due to affiliates	-	-	-
Total current liabilities	26,314,106	-	26,314,106
Long-term liabilities:
Obligations due under finance lease – non-current portion	111,404	-	111,404

TOTAL LIABILITIES	26,425,510	-	26,425,510

Commitments and Contingencies

Minority interests	3,318,358	-	3,318,358

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2006: 1,533,973 (note 1)	1,534	(1,534)	-
Common stock	26,961	72,000	98,961
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2006: 26,929,180 (note 2)
Additional paid-in capital	5,676,162	(1,539,396)	4,136,766
Accumulated other comprehensive income	51,507	-	51,507
Accumulated deficit	(1,332,700)	-	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	4,423,464	(1,468,930)	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	34,167,332	(1,468,930)	32,698,402

Notes:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2007 and December 31, 2006.

2.	At June 30, 2007 and December 31, 2006, giving effect to the transactions related to the restatements discussed in this Note 14, there were issued and outstanding 98,929,180 shares of common stock.

The condensed consolidated statements of operation have been restated as follows:

Condensed Consolidated Statements of Operation

	For the 3 months ended June 30, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$23,646,806	$-	$23,646,806
Parts and services	1,469,599	-	1,469,599
Net sales	25,116,405	-	25,116,405

Cost of sales:
New and used vehicles	(20,995,511)	-	(20,995,511)
Parts and services	(426,763)	-	(426,763)
Total cost of sales	(21,422,274)	-	(21,422,274)

Gross profit:
New and used vehicles	2,651,295	-	2,651,295
Parts and services	1,042,836	-	1,042,836
Total gross profit	3,694,131	-	3,694,131

Selling and marketing	(249,157)	-	(249,157)
General and administrative expenses	(2,728,503)	-	(2,728,503)

Operating earnings	716,471	-	716,471

Other income (expenses)
Interest expenses	(244,693)	-	(244,693)
Share of result of an associate	(38,168)	-	(38,168)
Other income	394,489	-	394,489
Total other income (expenses)	111,628	-	111,628

Earnings before minority interests and income taxes	828,099	-	828,099

Provision for income taxes	-	-	-

Earnings before minority interests	828,099	-	828,099

Minority interests	(439,501)	-	(439,501)

Net earnings	$388,598	$-	$388,598

Earnings per share

Basic	$0.0033	$0.0006	$0.0039

Diluted	$0.0024	$0.0015	$0.0039

Weighted average number of common shares outstanding

Basic	117,285,482	(18,356,302)	98,929,180

Diluted	162,981,661	(64,052,481)	98,929,180

	For the 6 months ended June 30, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$39,470,781	$-	$39,470,781
Parts and services	2,656,267	-	2,656,267
Net sales	42,127,048	-	42,127,048

Cost of sales:
New and used vehicles	(35,145,314)	-	(35,145,314)
Parts and services	(768,862)	-	(768,862)
Total cost of sales	(35,914,176)	-	(35,914,176)

Gross profit:
New and used vehicles	4,325,467	-	4,325,467
Parts and services	1,887,405	-	1,887,405
Total gross profit	6,212,872	-	6,212,872

Selling and marketing	(391,205)	-	(391,205)
General and administrative expenses	(5,221,564)	-	(5,221,564)

Operating earnings	600,103	-	600,103

Other income (expenses)
Interest expenses	(421,980)	-	(421,980)
Share of result of an associate	(78,060)	-	(78,060)
Other income	484,832	-	484,832
Total other income (expenses)	(15,208)	-	(15,208)

Earnings before minority interests and income taxes	584,895	-	584,895

Provision for income taxes	-	-	-

Earnings before minority interests	584,895	-	584,895

Minority interests	(456,296)	-	(456,296)

Net earnings	$128,599	$-	$128,599

Earnings per share

Basic	$0.0017	$(0.0004)	$0.0013

Diluted	$0.0011	$0.0002	$0.0013

Weighted average number of common shares outstanding

Basic	73,824,354	25,104,826	98,929,180

Diluted	119,520,533	(20,591,353)	98,929,180

	For the 3 months ended June 30, 2006
	As Previously Reported		Adjustments	As Restated
Sales:
New and used vehicles		$14,266,960	$-	$14,266,960
Parts and services		1,388,149	-	1,388,149
Net sales		15,655,109	-	15,655,109

Cost of sales:
New and used vehicles		(11,982,884)	-	(11,982,884)
Parts and services		(477,431)	-	(477,431)
Total cost of sales		(12,460,315)	-	(12,460,315)

Gross profit:
New and used vehicles		2,284,076	-	2,284,076
Parts and services		910,718	-	910,718
Total gross profit		3,194,794	-	3,194,794

Selling and marketing		(111,174)	-	(111,174)
General and administrative expenses		(2,029,981)	-	(2,029,981)

Operating earnings		1,053,639	-	1,053,639

Other income (expenses)
Interest expenses		(113,626)	-	(113,626)
Share of result of an associate		267,340	-	267,340
Other income		10,448	-	10,448
Total other income (expenses)		164,162	-	164,162

Earnings before minority interests and income taxes		1,217,801	-	1,217,801

Provision for income taxes		-	-	-

Earnings before minority interests		1,217,801	-	1,217,801

Minority interests		(620,339)	-	(620,339)

Net earnings		$597,462	$-	$597,462

Earnings per share

Basic	$	N/A	$0.0067	$0.0067

Diluted		$0.0042	$0.0025	$0.0067

Weighted average number of common shares outstanding

Basic		N/A	89,689,881	89,689,881

Diluted		141,439,213	(51,749,332)	89,689,881

	For the 6 months ended June 30, 2006
	As Previously Reported		Adjustments	As Restated
Sales:
New and used vehicles		$22,532,503	$-	$22,532,503
Parts and services		2,367,626	-	2,367,626
Net sales		24,900,129	-	24,900,129

Cost of sales:
New and used vehicles		(19,407,466)	-	(19,407,466)
Parts and services		(786,578)	-	(786,578)
Total cost of sales		(20,194,044)	-	(20,194,044)

Gross profit:
New and used vehicles		3,125,037	-	3,125,037
Parts and services		1,581,048	-	1,581,048
Total gross profit		4,706,085	-	4,706,085

Selling and marketing		(218,280)	-	(218,280)
General and administrative expenses		(3,955,736)	-	(3,955,736)

Operating earnings		532,069	-	532,069

Other income (expenses)
Interest expenses		(179,234)	-	(179,234)
Share of result of an associate		40,618	-	40,618
Other income		118,412	-	118,412
Total other income (expenses)		(20,204)	-	(20,204)

Earnings before minority interests and income taxes		511,865	-	511,865

Provision for income taxes		-	-	-

Earnings before minority interests		511,865	-	511,865

Minority interests		(259,965)	-	(259,965)

Net earnings		$251,900	$-	$251,900

Earnings per share

Basic	$	N/A	$0.0028	$0.0028

Diluted		$0.0018	$0.0010	$0.0028

Weighted average number of common shares outstanding

Basic		N/A	89,689,881	89,689,881

Diluted		141,439,213	(51,749,332)	89,689,881

(End of condensed consolidated financial statements)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, the matters discussed in this Form 10-Q contain forward-looking statements that involve risks or uncertainties. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue”, and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Quarterly Reports on Form 10-Q or 10-QSB filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the “Company”, “Group”, “we”, “us” and “our” refer to China Premium Lifestyle Enterprise, Inc. and its subsidiaries.

RESTATEMENTS

The Company is restating its consolidated financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2007. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 14 of the Notes to the consolidated financial statements included in this Report.

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at June 30, 2007 by approximately $2,992,000 an increase of $881,000 from December 31, 2006. The ratio of our current assets to our current liabilities was 1.11 to 1 at June 30, 2007 and it was 1.08 to 1 at December 31, 2006. At June 30, 2007, our current assets of approximately $30,396,000 included approximately $11,629,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $27,404,000 included customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $14,044,000.

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

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended June 30, 2007, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements,” as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of June 30, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of June 30, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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