Form 10-Q/A
period 2007-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

The number of shares of common stock outstanding as of November 7, 2007 was 98,929,180.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the nine months ended September 30, 2007 (the “Third Quarter 2007 Form 10-Q”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our Third Quarter 2007 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at September 30, 2007 and December 31, 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at September 30, 2007, preferred stock decreased by $496, common stock decreased by $23,743, additional paid-in-capital decreased by $1,444,691 and stockholders' equity decreased by $1,468,930. At December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2007 and December 31, 2006;

•
on the condensed consolidated statement of operations, for the three months ended September 30, 2007, basic and diluted earnings per share increased by $0.0006 and $0.0013, respectively, for the nine months ended September 30, 2007, basic earnings per share decreased by $0.0005 and diluted earnings per share increased by $0.0012, for the three months ended September 30, 2006, basic earnings per share decreased by $0.0241 and diluted earnings per share increased by $0.0006, and for the nine months ended September 30, 2006, basic earnings per share decreased by $0.1867 and diluted earnings per share increased by $0.0014; and

•
for the three months ended September 30, 2007, the basic and diluted weighted average number of outstanding shares decreased by 23,743,034 and 69,439,213, respectively, for the nine months ended September 30, 2007, the basic weighted average number of outstanding shares increased by 8,643,277 and the diluted weighted average number of outstanding shares decreased by 37,052,902, and for the three and nine months ended September 30, 2006, the basic weighted average number of outstanding shares increased by 90,069,541 and 95,511,453, respectively, and diluted weighted average number of outstanding shares decreased by 51,369,672 and 45,927,760, respectively.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the Third Quarter 2007 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

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

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the Third Quarter 2007 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Third Quarter 2007 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the Third Quarter 2007 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Third Quarter 2007 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Third Quarter 2007 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2007 AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
	$ (Restated)	$ (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3,997,188	3,475,635
Restricted cash	514,940	385,629
Trade receivables, net of provision	3,371,778	11,246,621
Inventory, net	11,844,059	6,815,863
Prepayments	181,782	37,328
Other current assets	1,555,929	1,503,626
Amounts due from affiliates	10,253,622	4,503,367
Amount due from an associate	851,356	457,267
Total current assets	32,570,654	28,425,336
Property and equipment, net	2,001,286	2,377,656
Goodwill	39,640	-
Investment in an associate	1,285,257	1,355,530
Deferred income taxes	540,687	539,880
TOTAL ASSETS	36,437,524	32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	3,546,041	5,315,497
Obligations due under finance lease - current portion	153,409	167,106
Bills payable	3,739,887	4,412,575
Trade payables	1,498,850	480,859
Deposits received	17,619,963	8,607,049
Other current liabilities	2,005,725	7,331,020
Amounts due to affiliates	3,969	-
Total current liabilities	28,567,844	26,314,106
Long-term liabilities:
Obligations due under finance lease - non-current portion	-	111,404
TOTAL LIABILITIES	28,567,844	26,425,510

Commitments and Contingencies

Minority interests	4,313,672	3,318,358

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 98,929,180 shares as at September 30, 2007 (98,929,180 as at December 31, 2006)	98,961	98,961
Additional paid-in-capital	4,136,766	4,136,766
Accumulated other comprehensive income	213,910	51,507
Accumulated deficits	(893,629)	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	3,556,008	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	36,437,524	32,698,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007 (Restated)	2006 (Restated)	2007 (Restated)	2006 (Restated)
	$	$	$	$
Sales:
New and used vehicles	24,819,562	13,327,113	64,290,343	35,859,615
Parts and services	1,941,571	1,347,905	4,597,838	3,715,532
Net sales	26,761,133	14,675,018	68,888,181	39,575,147

Cost of sales:
New and used vehicles	(21,862,921)	(11,455,667)	(57,008,236)	(30,863,133)
Parts and services	(639,969)	(373,758)	(1,408,830)	(1,160,336)
Total cost of sales	(22,502,890)	(11,829,425)	(58,417,066)	(32,023,469)

Gross profit:
New and used vehicles	2,956,641	1,871,446	7,282,107	4,996,482
Parts and services	1,301,602	974,147	3,189,008	2,555,196
Total gross profit	4,258,243	2,845,593	10,471,115	7,551,678

Selling and marketing	(401,350)	(260,939)	(792,555)	(479,219)
General and administrative expenses	(3,051,887)	(2,160,000)	(8,273,451)	(6,113,520)

Operating earnings	805,006	424,654	1,405,109	958,939

Other income (expenses)
Interest expenses	(158,803)	(112,679)	(580,783)	(291,913)
Share of result of an associate	(71,615)	(33,586)	(149,675)	7,032
Other income	274,928	66,187	759,760	184,599
Total other income (expenses)	44,510	(80,078)	29,302	(100,282)

Earnings before income taxes and minority interests	849,516	344,576	1,434,411	858,657

Provision for income taxes	-	-	-	-

Earnings before minority interests	849,516	344,576	1,434,411	858,657

Minority interests	(539,044)	(175,734)	(995,340)	(437,915)

Net earnings	310,472	168,842	439,071	420,742

Earnings per share
Basic	0.0031	0.0017	0.0044	0.0043

Diluted	0.0031	0.0017	0.0044	0.0043

Weighted average number of common shares outstanding
Basic	98,929,180	96,607,467	98,929,180	97,714,710

Diluted	98,929,180	96,607,467	98,929,180	97,714,710

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

NOTE 4. EARNINGS PER SHARE

The computation of basic and diluted earnings per share are as follows for the three months and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	$ (Restated)	$ (Restated)	$ (Restated)	$ (Restated)
Numerator:
Net earnings available to common stockholders	310,472	168,842	439,071	420,742

Denominator:
Weighted average common stock outstanding	98,929,180	96,607,467	98,929,180	97,714,710

Basic net earnings per share	0.0031	0.0017	0.0044	0.0043

Diluted net earnings per share	0.0031	0.0017	0.0044	0.0043

The weighted average common stock outstanding for the three months and nine months ended September 30, 2006, were adjusted to reflect the recent recapitalization between the Company and Technorient Limited. The computation of the net earnings per share for the three months and nine months periods ended September 30, 2006, is computed by dividing the net earnings attributable to the common stockholders’ by the number of shares issued in the reverse takeover transaction.

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

NOTE 6. PREPAYMENTS

Prepayments are summarized as follows:

	September 30,	December 31,
	2007	2006
	$ (Restated)	$ (Restated)
Prepaid expenses	181,782	37,328
	181,782	37,328

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

NOTE 10. CAPITAL STOCK

General

The Company’s total authorized capital at September 30, 2007, is 100,000,000 shares of common stock, par value $0.001. At September 30, 2007, 98,929,180 shares of common stock were issued and outstanding.

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

NOTE 13. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006:

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at September 30, 2007 and December 31, 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at September 30, 2007, preferred stock decreased by $496, common stock decreased by $23,743, additional paid-in-capital decreased by $1,444,691 and stockholders' equity decreased by $1,468,930. At December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2007 and December 31, 2006;

•
on the condensed consolidated statement of operations, for the three months ended September 30, 2007, basic and diluted earnings per share increased by $0.0006 and $0.0013, respectively, for the nine months ended September 30, 2007, basic earnings per share decreased by $0.0005 and diluted earnings per share increased by $0.0012, for the three months ended September 30, 2006, basic earnings per share decreased by $0.0241 and diluted earnings per share increased by $0.0006, and for the nine months ended September 30, 2006, basic earnings per share decreased by $0.1867 and diluted earnings per share increased by $0.0014; and

•
for the three months ended September 30, 2007, the basic and diluted weighted average number of outstanding shares decreased by 23,743,034 and 69,439,213, respectively, for the nine months ended September 30, 2007, the basic weighted average number of outstanding shares increased by 8,643,277 and the diluted weighted average number of outstanding shares decreased by 37,052,902, and for the three and nine months ended September 30, 2006, the basic weighted average number of outstanding shares increased by 90,069,541 and 95,511,453, respectively, and diluted weighted average number of outstanding shares decreased by 51,369,672 and 45,927,760, respectively.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of September 30, 2007
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,997,188	-	3,997,188
Restricted cash	514,940	-	514,940
Trade receivables, net of provision	3,371,778	-	3,371,778
Inventory, net	11,844,059	-	11,844,059
Prepayments	1,650,711	(1,468,930)	181,782
Other current assets	1,555,929	-	1,555,929
Amounts due from affiliates	10,253,622	-	10,253,622
Amount due from an associate	851,356	-	851,356
Total current assets	34,039,583	(1,468,930)	32,570,654
Property and equipment, net	2,001,286	-	2,001,286
Goodwill	39,640	-	39,640
Investment in an associate	1,285,257	-	1,285,257
Deferred income taxes	540,687	-	540,687
TOTAL ASSETS	37,906,453	(1,468,930)	36,437,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	3,546,041	-	3,546,041
Obligations due under finance lease – current portion	153,409	-	153,409
Bills payable	3,739,887	-	3,739,887
Trade payables	1,498,850	-	1,498,850
Deposits received	17,619,963	-	17,619,963
Other current liabilities	2,005,725	-	2,005,725
Amounts due to affiliates	3,969	-	3,969
Total current liabilities	28,567,844	-	28,567,844
Long-term liabilities:
Obligations due under finance lease – non-current portion	-	-	-

TOTAL LIABILITIES	28,567,844	-	28,567,844

Commitments and Contingencies
Minority interests	4,313,672	-	4,313,672
Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2007: 495,791 (note 1)	496	(496)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2007: 122,672,214 (note 2)	122,704	(23,743)	98,961
Additional paid-in capital	5,581,457	(1,444,691)	4,136,766
Accumulated other comprehensive income	213,910	-	213,910
Accumulated deficit	(893,629)	-	(893,629)
TOTAL STOCKHOLDERS’ EQUITY	5,024,938	(1,468,930)	3,556,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	37,906,454	(1,468,930)	36,437,524

	As of December 31, 2006
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,475,635	-	3,475,635
Restricted cash	385,629	-	385,629
Trade receivables, net of provision	11,246,621	-	11,246,621
Inventory, net	6,815,863	-	6,815,863
Prepayments	1,506,258	(1,468,930)	37,328
Other current assets	1,503,626	-	1,503,626
Amounts due from affiliates	4,503,367	-	4,503,367
Amount due from an associate	457,267	-	457,267
Total current assets	29,894,266	(1,468,930)	28,425,336
Property and equipment, net	2,377,656	-	2,377,656
Investment in an associate	1,355,530	-	1,355,530
Deferred income taxes	539,880	-	539,880
TOTAL ASSETS	34,167,332	(1,468,930)	32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,315,497	-	5,315,497
Obligations due under finance lease – current portion	167,106	-	167,106
Bills payable	4,412,575	-	4,412,575
Trade payables	480,859	-	480,859
Deposits received	8,607,049	-	8,607,049
Other current liabilities	7,331,020	-	7,331,020
Amounts due to affiliates	-	-	-
Total current liabilities	26,314,106	-	26,314,106
Long-term liabilities:
Obligations due under finance lease – non-current portion	111,404	-	111,404

TOTAL LIABILITIES	26,425,510	-	26,425,510

Commitments and Contingencies
Minority interests	3,318,358	-	3,318,358
Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2006: 1,533,973 (note 1)	1,534	(1,534)	-
Common stock	26,961	72,000	98,961
Authorized: 100,000,000 common stock, par value $0.001
Issued and outstanding: 2006: 26,929,180 (note 2)
Additional paid-in capital	5,676,162	(1,539,396)	4,136,766
Accumulated other comprehensive income	51,507	-	51,507
Accumulated deficit	(1,332,700)	-	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	4,423,464	(1,468,930)	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	34,167,332	(1,468,930)	32,698,402

Notes:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2007 and December 31, 2006.

2.
At September 30, 2007 and December 31, 2006, giving effect to the transactions related to the restatements discussed in this Note 14, there were issued and outstanding 98,929,180 shares of common stock.

The condensed consolidated statements of operation have been restated as follows:

Condensed Consolidated Statements of Operation

	For the 3 months ended September 30, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$24,819,562	$-	$24,819,562
Parts and services	1,941,571	-	1,941,571
Net sales	26,761,133	-	26,761,133

Cost of sales:
New and used vehicles	(21,862,921)	-	(21,862,921)
Parts and services	(639,969)	-	(639,969)
Total cost of sales	(22,502,890)	-	(22,502,890)

Gross profit:
New and used vehicles	2,956,641	-	2,956,641
Parts and services	1,301,602	-	1,301,602
Total gross profit	4,258,243	-	4,258,243

Selling and marketing	(401,350)	-	(401,350)
General and administrative expenses	(3,051,887)	-	(3,051,887)

Operating earnings	805,006	-	805,006

Other income (expenses)
Interest expenses	(158,803)	-	(158,803)
Share of result of an associate	(71,615)	-	(71,615)
Other income	274,928	-	274,928
Total other income (expenses)	44,510	-	44,510

Earnings before minority interests and income taxes	849,516	-	849,516

Provision for income taxes	-	-	-

Earnings before minority interests	849,516	-	849,516

Minority interests	(539,044)	-	(539,044)

Net earnings	$310,472	$-	$310,472

Earnings per share

Basic	$0.0025	$0.0006	$0.0031

Diluted	$0.0018	$0.0013	$0.0031

Weighted average number of common shares outstanding

Basic	122,672,214	(23,743,034)	98,929,180

Diluted	168,368.393	(69,439,213)	98,929,180

	For the 9 months ended September 30, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$64,290,343	$-	$64,290,343
Parts and services	4,597,838	-	4,597,838
Net sales	68,888,181	-	68,888,181

Cost of sales:
New and used vehicles	(57,008,236)	-	(57,008,236)
Parts and services	(1,408,830)	-	(1,408,830)
Total cost of sales	(58,417,066)	-	(58,417,066)

Gross profit:
New and used vehicles	7,282,107	-	7,282,107
Parts and services	3,189,008	-	3,189,008
Total gross profit	10,471,115	-	10,471,115

Selling and marketing	(792,555)	-	(792,555)
General and administrative expenses	(8,273,451)	-	(8,273,451)

Operating earnings	1,405,109	-	1,405,109

Other income (expenses)
Interest expenses	(580,783)	-	(580,783)
Share of result of an associate	(149,675)	-	(149,675)
Other income	759,760	-	759,760
Total other income (expenses)	29,302	-	29,302

Earnings before minority interests and income taxes	1,434,411	-	1,434,411

Provision for income taxes	-	-	-

Earnings before minority interests	1,434,411	-	1,434,411

Minority interests	(995,340)	-	(995,340)

Net earnings	$439,071	$-	$439,071

Earnings per share

Basic	$0.0049	$(0.0005)	$0.0044

Diluted	$0.0032	$0.0012	$0.0044

Weighted average number of common shares outstanding

Basic	90,285,903	8,643,277	98,929,180

Diluted	135,982,082	(37,052,902)	98,929,180

	For the 3 months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$13,327,113	$-	$13,327,113
Parts and services	1,347,905	-	1,347,905
Net sales	14,675,018	-	14,675,018

Cost of sales:
New and used vehicles	(11,455,667)	-	(11,455,667)
Parts and services	(373,758)	-	(373,758)
Total cost of sales	(11,829,425)	-	(11,829,425)

Gross profit:
New and used vehicles	1,871,446	-	1,871,446
Parts and services	974,147	-	974,147
Total gross profit	2,845,593	-	2,845,593

Selling and marketing	(260,939)	-	(260,939)
General and administrative expenses	(2,160,000)	-	(2,160,000)

Operating earnings	424,654	-	424,654

Other income (expenses)
Interest expenses	(112,679)	-	(112,679)
Share of result of an associate	(33,586)	-	(33,586)
Other income	66,187	-	66,187
Total other income (expenses)	(80,078)	-	(80,078)

Earnings before minority interests and income taxes	344,576	-	344,576

Provision for income taxes	-	-	-

Earnings before minority interests	344,576	-	344,576

Minority interests	(175,734)	-	(175,734)

Provision for income taxes	-	-	-

Net earnings	$168,842	$-	$168,842

Earnings per share

Basic	$0.0258	$(0.0241)	$0.0017

Diluted	$0.0011	$0.0006	$0.0017

Weighted average number of common shares outstanding

Basic	6,537,926	90,069,541	96,607,467

Diluted	147,977,139	(51,369,672)	96,607,467

	For the 9 months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$35,859,615	$-	$35,859,615
Parts and services	3,715,532	-	3,715,532
Net sales	39,575,147	-	39,575,147

Cost of sales:
New and used vehicles	(30,863,133)	-	(30,863,133)
Parts and services	(1,160,336)	-	(1,160,336)
Total cost of sales	(32,023,469)	-	(32,023,469)

Gross profit:
New and used vehicles	4,996,482	-	4,996,482
Parts and services	2,555,196	-	2,555,196
Total gross profit	7,551,678	-	7,551,678

Selling and marketing	(479,219)	-	(479,219)
General and administrative expenses	(6,113,520)	-	(6,113,520)

Operating earnings	958,939	-	958,939

Other income (expenses)
Interest expenses	(291,913)	-	(291,913)
Share of result of an associate	7,032	-	7,032
Other income	184,599	-	184,599
Total other income (expenses)	(100,282)	-	(100,282)

Earnings before minority interests and income taxes	858,657	-	858,657

Provision for income taxes	-	-	-

Earnings before minority interests	858,657	-	858,657

Minority interests	(437,915)	-	(437,915)

Net earnings	$420,742	$-	$420,742

Earnings per share

Basic	$0.1910	$(0.1867)	$0.0043

Diluted	$0.0029	$0.0014	$0.0043

Weighted average number of common shares outstanding

Basic	2,203,257	95,511,453	97,714,710

Diluted	143,642,470	(45,927,760)	97,714,710

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

RESTATEMENTS

The Company is restating its consolidated financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2007. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 14 of the Notes to the consolidated financial statements included in this Report.

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

OTHER INCOME/EXPENSES

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at September 30, 2007 by approximately $4,003,000 an increase of $1,892,000 from December 31, 2006. The ratio of our current assets to our current liabilities was 1.14 to 1 at September 30, 2007 compared to 1.08 to 1 at December 31, 2006. At September 30, 2007, our current assets of approximately $32,571,000 included approximately $11,844,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $28,568,000 included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $17,620,000.

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

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended September 30, 2007, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements,” as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of September 30, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of September 30, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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