Form 10-K/A
period 2007-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

852-2954-2469
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,964,106 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2008, 23,323,860 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

As used in this Amendment No. 2 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-K/A to our 2007 Form 10-K is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated audited financial statements as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006.

In addition, we will file Reports on Form 10-K/A for prior periods to amend and restate our consolidated audited financial statements for the annual periods in fiscal years ended December 31, 2008 and 2006 and Reports on Form 10-Q/A to amend and restate our consolidated unaudited financial statements for the quarterly periods ended September 30, 2006 through September 30, 2009.  We will also file a Report on Form 10-K/A to amend certain Notes to our audited financial statements for the annual period in our former fiscal year ended June 30, 2006 and a Report on Form 10-Q/A to amend certain Notes to our unaudited interim financial statements for the quarterly period ended March 31, 2006.

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

The following describes the restatements to our consolidated financial statements included in this Form 10-K/A:

•
on the consolidated balance sheets, at December 31, 2007 and 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930.  At December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2007 and 2006;

•
on the consolidated statement of operations, for the years ended December 31, 2007 and 2006, basic earnings per share decreased by $0.0007 and $0.3011, respectively, and for the years ended December 31, 2007 and 2006, diluted earnings per share increased by $0.0126 and $0.0100, respectively. For the year ended December 31, 2005, basic and diluted earnings per share increased by $0.0813 and $0.0297, respectively;

•
for the years ended December 31, 2007, 2006 and 2005, the basic weighted average number of outstanding shares increased by 329,306, 17,860,874 and 17,937,976, respectively, and for the years ended December 31, 2007, 2006 and 2005, the diluted weighted average number of outstanding shares decreased by 8,809,926, 10,426,969 and 10,350,867, respectively;

•
on the consolidated statement of stockholders' equity, at December 31, 2007 and 2006, the number of issued and outstanding shares of preferred stock decreased to none from 495,791 and 1,533,973, respectively. In addition, at December 31, 2007, the number of issued and outstanding shares of common stock decreased to 23,323,860 by 1,210,631, respectively, and at December 31, 2006, the number of issued and outstanding shares of common stock increased to 19,785,836 by 14,400,000; and

•
on the consolidated statement of cash flows, for the year ended December 31, 2006, as supplemental disclosure for a non-cash item, preferred stock issued for consulting services to be rendered was reduced to none from $1,468,930.

The restatements had no impact on the Company's cash or cash flows.

Scope of This Form 10-K/A

This Form 10-K/A sets forth the 2007 Form 10-K in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Description of Business, under the heading “Company Overview and History;”

•	Part I, Item 1A. Risk Factors, under the headings “Risks Related to Our Stock” and “Risks Related to the Restatements;”

•	Part I, Item 4. Submission of Matters to a Vote of Security Holders;

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements” and “Working Capital Requirements;”

•	Part II, Item 8. Financial Statements and Supplementary Data;

•	Part II, Item 9A(T). Controls and Procedures;

•	Part III, Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers of the Registrant, under the headings “Board of Directors;”

•	Part III, Item 11. Executive Compensation, under the heading “Directors Compensation;”

•	Part III, Item 13. Certain Relationships and Related Transactions and Director Independence; and

•
Part IV, Item 15. Exhibits and Financial Statements Schedules (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the 2007 Form 10-K.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2007 Form 10-K.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-K/A does not describe events occurring after the 2007 Form 10-K (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2007 Form 10-K.  Accordingly, this Form 10-K/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2007 Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

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

As used in this Form 10-K, unless the context requires otherwise, “we,” “us,” “OTCBB: CPLY” or the “Company” means China Premium Lifestyle Enterprise, Inc.

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

SUPPLIERS

Our major suppliers are as follows:

ITEM	SOURCE AND LOCATION
Ferrari automobiles and automobile parts	Ferrari S.p.A., Maranello, Italy
Maserati automobiles and automobile parts	Maserati S.p.A., Modena, Italy
AgustaWestland helicopters	Agusta S.p.A., Italy
Men’s and women’s Ready-to-Wear John Richmond,	Falber Confezioni S.r.l., Italy.
Richmond X and Richmond Denim apparel

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

Our principal executive office is located at 10/F, Wo Kee Hong Building 585-609 Castle Peak Road, Kwai Chung, N.T. Hong Kong. Our website is http://www.chinapremiumlifestyle.com, our phone number is 702-448-8136 and our email address is jasona@chinapremiumlifestyle.com.

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

On December 7, 2007, the Board and the holders of a majority of the Company’s voting shares approved in its annual meeting the re-election of Richard Lee and Mr. Adamczyk to the Board of Directors and amendments to our Articles of Incorporation effecting a reverse stock split pursuant to which each five outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005, and the total number of shares of our common stock outstanding was reduced from 98,929,180 shares to 19,785,836 shares (the “Reverse Stock Split”). No change was made in the number of the Company’s authorized shares. No scrip or fractional share certificates were issued in connection with the Reverse Stock Split. Stockholders received a number of shares of new common stock rounded up to the nearest whole number in lieu of fractional interests resulting from the Reverse Stock Split. Following the Reverse Stock Split, the Company’s common shares began trading under a new ticker symbol (OTCBB: CPLY).  Each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged after the Reverse Stock Split, except for minor changes and adjustments resulting from rounding of fractional interests. The rights and privileges of the holders of common stock were substantially unaffected by the Reverse Stock Split.

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

STOCKHOLDERS

As of March 19, 2008, we had 23,323,860 shares of common stock outstanding. As of November 13, 2007, we had approximately 1,258 stockholders.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
STATEMENT OF OPERATIONS

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2006	2007
	USD	USD	USD	USD	USD
Net Sales	29,082,702	40,332,055	48,709,478	71,534,590	106,512,471
Earnings (loss) before minority interests and income taxes	(1,538,481)	675,267	1,459,022	1,790,244	2,961,135
Net earnings (loss)	(1,537,629)	1,482,959	1,459,022	559,064	822,262
Earnings (loss) per share - Basic	(0.0857)	0.0827	0.0813	0.0286	0.0411
Earnings (loss) per share - Diluted	(0.0857)	0.0827	0.0813	0.0286	0.0411

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2006	2007
	USD	USD	USD	USD	USD
Total Assets	10,210,273	12,562,421	19,136,718	32,698,402	42,723,368
Long Term Liabilities:	1,305,852	16,415	-	111,404	-
Total Stockholder’s Equity (Deficit)	(1,013,628)	3,039,932	4,545,130	4,423,464	5,313,111

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

RESTATEMENTS

The Company is restating its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 in this amendment to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 22 of the Notes to the consolidated financial statements included in this Report.

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at December 31, 2007 by approximately $6,672,000 an increase of $4,561,000 from December 31, 2006. The ratio of our current assets to our current liabilities was 1.2 to 1 at December 31, 2007 and it was 1.08 to 1 at December 31, 2006. At December 31, 2007, our current assets of approximately $40.6 million included approximately $9.2 million in inventory that was funded by our operating cash flow and trade finance facilities. Our current liabilities of approximately $34 million included customer deposits.  Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $16.3 million.

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

As discussed in Note 22 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 27, 2008, except for Notes 9 and 14 which are dated as of January 20, 2009 and the effect of the restatement discussed in Note 22 to the consolidated financial statements, for which the date is May 28, 2010.

The following report of independent registered public accounting firm is a copy of the previously issued report. Clancy and Co., P.L.L.C. has not reissued its report.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Technorient Limited

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Technorient Limited (a Hong Kong corporation) and subsidiaries (the “Company”) the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Clancy and Co.
Clancy and Co., P.L.L.C.
Scottsdale, Arizona

July 26, 2006, except for note 13 which is dated as of September 5, 2006

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31,

	2007	2006
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,583,566	$3,475,635
Restricted cash	1,154,226	385,629
Trade receivables, net of provision	10,440,455	11,246,621
Inventory, net	9,162,934	6,815,863
Prepayments	133,863	37,328
Other current assets	2,931,877	1,503,626
Amounts due from affiliates	10,226,161	4,503,367
Amount due from an associate	-	457,267
Total current assets	40,633,082	28,425,336
Property and equipment, net	2,050,850	2,377,656
Investment in an associate	-	1,355,530
Goodwill	39,436	-
Deferred tax assets	-	539,880
TOTAL ASSETS	$42,723,368	$32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,274,838	$5,315,497
Obligations under finance lease - current portion	110,996	167,106
Bills payable	2,659,191	4,412,575
Trade payables	1,063,265	480,859
Deposits received	16,306,698	8,607,049
Other current liabilities	7,088,429	7,331,020
Amounts due to affiliates	1,457,134	-
Total current liabilities	33,960,551	26,314,106
Long-term borrowings	-	111,404
TOTAL LIABILITIES	33,960,551	26,425,510

Minority interests	4,918,636	3,318,358

Commitments and Contingencies

Stockholders’ equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2007: 23,323,860 shares; (2006: 19,785,836)	116,619	98,961
Additional paid-in-capital	4,119,108	4,136,766
Accumulated other comprehensive income	118,892	51,507
Accumulated deficit	(510,438)	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	3,844,181	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,723,368	$32,698,402

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2007 (Restated)	2006 (Restated)	2005 (Restated)
Sales:
New and used vehicles	$99,968,991	$65,625,911	$44,503,564
Parts and services	6,543,480	5,908,679	4,205,914
Net sales	106,512,471	71,534,590	48,709,478
Cost of sales:
New and used vehicles	(87,694,346)	(56,865,472)	(38,850,881)
Parts and services	(2,074,112)	(2,095,726)	(1,520,810)
Total cost of sales	(89,768,458)	(58,961,198)	(40,371,691)

Gross profit:
New and used vehicles	12,274,645	8,760,439	5,652,683
Parts and services	4,469,368	3,812,953	2,685,104
Total gross profit	16,744,013	12,573,392	8,337,787

Selling, general and administrative expenses	(13,788,348)	(10,933,655)	(6,845,154)

Operating earnings	2,955,665	1,639,737	1,492,633

Other income (expenses)
Interest expenses and other finance costs	(770,521)	(432,774)	(191,286)
Share of result of an associate	(149,871)	358,792	93,647
Other income	1,178,167	224,489	64,028
Loss on disposal of interest in an associate	(252,305)	-	-
Total other income (expenses)	5,470	150,507	(33,611)

Earnings before minority interests and income taxes	2,961,135	1,790,244	1,459,022

Provision for income taxes	(538,579)	(270,514)	-

Earnings before minority interests	2,422,556	1,519,730	1,459,022

Minority interests	(1,600,294)	(960,666)	-

Net earnings	$822,262	$559,064	$1,459,022

Earnings per share
Basic	$0.0411	$0.0286	0.0813

Diluted	$0.0411	$0.0286	$0.0813

Weighted average number of shares outstanding
Basic	20,019,112	19,556,788	17,937,976

Diluted	20,019,112	19,556,788	17,937,976

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		other
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	Income	Total

Balance at December 31, 2004	-	$-	92,337	$5,919,064	$2,440,633	$(5,319,765)	$-	$3,039,932
Net earnings	-	-	-	-	-	1,459,022	-	1,459,022
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	46,176	46,176
Comprehensive income	-	-	-	-	-	-	-	1,505,198

Balance at December 31, 2005	-	-	92,337	5,919,064	2,440,633	(3,860,743)	46,176	4,545,130
Effect of corporate reorganization:
Recapitalization	-	-	5,153,499	(5,892,803)	(963,191)	1,968,979	-	(4,887,015)
Issuance of common stock in share relation exchange pursuant to a reformation agreement (Restated)	-	-	14,400,000	72,000	2,485,024	-	-	2,557,024
Issuance of common stock pursuant to a consulting agreement	-	-	140,000	700	174,300	-	-	175,000
Net earnings	-	-	-	-	-	559,064	-	559,064
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	5,331	5,331
Comprehensive income	-	-	-	-	-	-	-	564,395

Balance at December 31, 2006 (Restated)	-	$-	19,785,836	$98,961	$4,136,766	$(1,332,700)	$51,507	$2,954,534
Issuance of common stock in share relation exchange pursuant to a reformation agreement (Restated)	-	-	3,537,977	17,690	(17,690)	-	-	-
Rounding adjustment	-	-	47	(32)	32	-	-	-
Net earnings	-	-	-	-	-	822,262	-	822,262
Other comprehensive income (loss)
Other comprehensive income released upon disposal of interest in an associate	-	-	-	-	-	-	(137,510)	(137,510)
Translation adjustments							204,895	204,895
Comprehensive income	-	-	-	-	-	-	-	889,647
	-	-	-	-	-	-	-
Balance at December 31, 2007 (Restated)	-	$-	23,323,860	$116,619	$4,119,108	$(510,438)	$118,892	3,844,181

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006 (Restated)	2005
Cash flows from operating activities:
Net earnings	$822,262	$559,064	$1,459,022
Adjustments to reconcile net earnings to net cash provide by (used in) operating activities
Minority interest	1,600,294	960,666	-
Depreciation and amortization	722,361	568,655	231,541
Gain on disposal of property and equipment	(1,929)	-	(7,319)
Loss on disposal of investment in associate	252,305	-	-
Provision (written back) for bad debts and bad debts written off	63,498	41,016	(42,386)
Provision for inventory written back	(8,976)	-	(64,102)
Equity earnings of an associate	149,871	(358,792)	(93,647)
Provision for income taxes	538,579	270,514	-
Common stock issued for services received	-	175,000	-
Other non-cash items	162,929	27,627	17,627
Changes in operating assets and liabilities:
Trade receivables	742,668	(5,892,474)	(2,422,955)
Bill receivables	-	-	498,541
Other current assets	(361,076)	1,997,229	(1,801,877)
Inventory	(2,347,071)	(1,757,085)	(788,951)
Trade payables	582,406	335,229	60,211
Other current liabilities	7,457,058	5,253,962	2,390,269
Net cash provided by (used in) operating activities	10,375,179	2,180,611	(564,026)

Cash flows from investing activities:
Acquisition of additional interest in a subsidiary	(39,436)	-	-
Cash acquired upon reverse merger	-	1,272	-
Increase in restricted cash	(768,597)	(385,629)	-
Purchases of property and equipment	(417,995)	(890,769)	(2,074,095)
Proceeds from disposal of property and equipment	22,441	-	58,309
Proceeds from disposal of interest in an associate	870,000	-	-
Net cash used in investing activities	(333,587)	(1,275,126)	(2,015,786)

Cash flows from financing activities:
Advances to affiliates	(4,265,661)	(4,455,496)	(64,778)
Repayments to stockholders / director	-	-	(16,415)
Repayments from (advances to) an associate	(706,443)	85,876	(374,231)
Increase (decrease) in short-term borrowings and bills payable	(1,961,557)	6,487,016	2,409,657
Net cash (used in) provided by financing activities	(6,933,661)	2,117,396	1,954,233

Increase (decrease) in cash and cash equivalents	3,107,931	3,022,881	(625,579)

Cash and cash equivalents at beginning of the period	3,475,635	452,754	1,078,333

Cash and cash equivalents at end of the period	$6,583,566	$3,475,635	$452,754

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$770,521	$432,774	$191,286
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued for consulting services received	$-	$175,000	$-

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

The transaction was accounted for as a reverse acquisition, whereby Technorient was the accounting acquirer. The Company’s operations now represent those of Technorient, which is physically located in Hong Kong. The transaction resulted in the management of Technorient having control of the operating, investing and financing decisions of the combined enterprise after the transaction. The accompanying consolidated financial statements reflect the historical financial statements of Technorient, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiaries as of the date of the share exchange and the inclusion of the accounting subsidiary’s results of operations from that date.

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

Use of estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes it best estimate of the outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting principles for the estimate, which is typically in the period when new information becomes available to management. Management believes the most significant estimates affecting the consolidated financial statements include provision for bad debts, provision for inventory write-off, and accounting for income taxes. Actual results could differ from those estimates.

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

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectability of trade receivables by assessing, among other factors, customers’ willingness or ability to pay, repayment history, general economic conditions, and the Company’s ongoing relationship with its customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces the Company’s trade receivables for that customer to the amount that is reasonably believed will be collected. Additional provision may be required in the future if the financial condition of the Company’s customers or general economic conditions deteriorate, thereby reducing net earnings. The allowance for doubtful accounts at December 31, 2007 was $77,052 (2006: $13,684).

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

Impairment of long-lived assets

The Company reviews its long-lived assets at least annually for potential impairment. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of these assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its undiscounted cash flows is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As the projection of the undiscounted cash flows are subject to estimations and assumptions made by management at the date of assessment, any future changes in the Company’s strategy and other changes in its operations subsequently could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future.

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

NOTE 5. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the years ended December 31:

	2007 (Restated)	2006 (Restated)	2005 (Restated)
Numerator:
Net earnings	$822,262	$559,064	$1,459,022

Denominator:
Weighted average common stock and dilutive potential common stock	20,019,112	19,556,788	17,937,976

Basic net earnings per share	$0.0411	$0.0286	0.0813

Diluted net earnings per share	$0.0411	$0.0286	$0.0813

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

The Company’s borrowings at December 31 consist of the following:

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

Our policy for evaluating the collectability of amounts due from affiliates is similar to the other receivables.  The Company periodically considers a provision for uncollectible portions of the amounts due from affiliates based on management’s judgment resulting from an evaluation of the collectability of amounts due from affiliates by assessing, among other factors, the affiliates’ willingness and ability to pay, repayment history and general economic conditions.

NOTE 15. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2007, is 100,000,000 shares of common stock, par value $0.005. At December 31, 2007, 23,323,860 shares of common stock were issued and outstanding.

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

•
On November 15, 2006, the Company issued 140,000 shares of its common stock to Withrow as compensation for consultancy services received in the amount of $175,000. The common stock issued was pursuant to a consulting agreement between the Company and Withrow.

The following is the movement of common stock during the year 2007:

•
On December 7, 2007, the Company effected a reverse stock split pursuant to which each five outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.005, and the total number of shares of the Company’s common stock outstanding was reduced from 98,929,180 shares to 19,785,836 (the “Reverse Stock Split”). No change was made in the number of the Company’s authorized shares. No script or fractional share certificates were issued in connection with the Reverse Stock Split. Stockholders received a number of shares of new common stock rounded up to the nearest whole number in lieu of fractional interests resulting from the Reverse Stock Split. All of the share number, share prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split. Each stockholder’s percentage ownership interest in the Company and proportional voting power remains unchanged after the Reverse Stock Split except for minor changes and adjustments resulting from rounding of fractional interests. The rights and privileges of the holders of common stock are substantially unaffected by the Reverse Stock Split.

•
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

NOTE 20. SUBSEQUENT EVENTS

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

Effective March 27, 2008, Mr. Federico G. Cabo resigned as a director of the Company.

NOTE 21. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the summary of the quarterly financial data for the four quarters of 2007 and 2006;

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Restated)	(Restated)	(Restated)	(Restated )
Net sales	2007	$17,010,643	$25,116,405	$26,761,133	$37,624,290
	2006	$9,245,020	$15,655,109	$14,675,018	$31,959,443

Gross profit	2007	$2,518,741	$3,694,131	$4,258,243	$6,272,898
	2006	$1,511,291	$3,194,794	$2,845,593	$5,021,714

Net (loss) earnings	2007	$(259,999)	$388,598	$310,472	$383,191
	2006	$(345,562)	$597,462	$168,842	$138,322

Basic earnings (loss) per share	2007	$(0.0131)	$0.0196	$0.0157	$0.0247
	2006	(0.0193)	0.0333	$0.0087	$0.0070

Diluted earnings (loss) per share	2007	$(0.0131)	$0.0196	$0.0157	$0.0247
	2006	(0.0193)	0.0333	0.0087	0.0070

Notes:

(a)	The basic earnings (loss) per share for all periods presented have been taken into effect of the Reverse Stock Split (See Note 15).

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the consolidated balance sheets, at December 31, 2007 and 2006, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930.  At December 31, 2006, preferred stock decreased by $1,534, common stock increased by $72,000, additional paid-in-capital decreased by $1,539,396 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2007 and 2006;

•
on the consolidated statement of operations, for the years ended December 31, 2007 and 2006, basic earnings per share decreased by $0.0007 and $0.3011, respectively, and for the years ended December 31, 2007 and 2006, diluted earnings per share increased by $0.0126 and $0.0100, respectively. For the year ended December 31, 2005, basic and diluted earnings per share increased by $0.0813 and $0.0297, respectively;

•
for the years ended December 31, 2007, 2006 and 2005, the basic weighted average number of outstanding shares increased by 329,306, 17,860,874 and 17,937,976, respectively, and for the years ended December 31, 2007, 2006 and 2005, the diluted weighted average number of outstanding shares decreased by 8,809,926, 10,426,969 and 10,350,867, respectively;

•
on the consolidated statement of stockholders' equity, at December 31, 2007 and 2006, the number of issued and outstanding shares of preferred stock decreased to none from 495,791 and 1,533,973, respectively. In addition, at December 31, 2007, the number of issued and outstanding shares of common stock decreased to 23,323,860 by 1,210,631, respectively, and at December 31, 2006, the number of issued and outstanding shares of common stock increased to 19,785,836 by 14,400,000; and

•
on the consolidated statement of cash flows, for the year ended December 31, 2006, as supplemental disclosure for a non-cash item, preferred stock issued for consulting services to be rendered was reduced to none from $1,468,930.

The restatements had no impact on the Company's cash or cash flows.

The consolidated statements balance sheets have been restated as follows:

Consolidated Balance Sheets

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	6,583,566	-	6,583,566
Restricted cash	1,154,226	-	1,154,226
Trade receivables, net of provision	10,440,455	-	10,440,455
Inventory, net	9,162,934	-	9,162,934
Prepayments	1,602,793	(1,468,930)	133,863
Other current assets	2,931,877	-	2,931,877
Amounts due from affiliates	10,226,161	-	10,226,161
Amount due from an associate	-	-	-
Total current assets	42,102,012	(1,468,930)	40,633,082
Property and equipment, net	2,050,850	-	2,050,850
Investment in an associate	-	-	-
Goodwill	39,436	-	39,436
Deferred tax assets	-	-	-
TOTAL ASSETS	44,192,298	(1,468,930)	42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,274,838	-	5,274,838
Obligations due under finance lease – current portion	110,996	-	110,996
Bills payable	2,659,191	-	2,659,191
Trade payables	1,063,265	-	1,063,265
Deposits received	16,306,698	-	16,306,698
Other current liabilities	7,088,429	-	7,088,429
Amounts due to affiliates	1,457,134	-	1,457,134
Total current liabilities	33,960,551	-	33,960,551
Long-term borrowings	-	-	-

TOTAL LIABILITIES	33,960,551	-	33,960,551

Minority interests	4,918,636	-	4,918,636

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2007: 495,791 (note 1)	496	(496)	-
Common stock	122,672	(6,053)	116,619
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2007: 24,534,491 (note 2)
Additional paid-in capital	5,581,489	(1,462,381)	4,119,108
Accumulated other comprehensive income	118,892	-	118,892
Accumulated deficit	(510,438)	-	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	5,313,111	(1,468,930)	3,844,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	44,192,298	(1,468,930)	42,723,368

Consolidated Balance Sheets

	As of December 31, 2006
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,475,635	-	3,475,635
Restricted cash	385,629	-	385,629
Trade receivables, net of provision	11,246,621	-	11,246,621
Inventory, net	6,815,863	-	6,815,863
Prepayments	1,506,258	(1,468,930)	37,328
Other current assets	1,503,626	-	1,503,626
Amounts due from affiliates	4,503,367	-	4,503,367
Amount due from an associate	457,267	-	457,267
Total current assets	29,894,266	(1,468,930)	28,425,336
Property and equipment, net	2,377,656	-	2,377,656
Investment in an associate	1,355,530	-	1,355,530
Goodwill	-	-	-
Deferred tax assets	539,880	-	539,880
TOTAL ASSETS	34,167,332	(1,468,930)	32,698,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,315,497	-	5,315,497
Obligations due under finance lease – current portion	167,106	-	167,106
Bills payable	4,412,575	-	4,412,575
Trade payables	480,859	-	480,859
Deposits received	8,607,049	-	8,607,049
Other current liabilities	7,331,020	-	7,331,020
Amounts due to affiliates	-	-	-
Total current liabilities	26,314,106	-	26,314,106
Long-term borrowings	111,404	-	111,404

TOTAL LIABILITIES	26,425,510	-	26,425,510

Minority interests	3,318,358	-	3,318,358

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2006: 1,533,973 (note 1)	1,534	(1,534)	-
Common stock	26,961	72,000	98,961
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2006: 5,385,836 (note 2)
Additional paid-in capital	5,676,162	(1,539,396)	4,136,766
Accumulated other comprehensive income	51,507	-	51,507
Accumulated deficit	(1,332,700)	-	(1,332,700)
TOTAL STOCKHOLDERS’ EQUITY	4,423,464	(1,468,930)	2,954,534
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	34,167,332	(1,468,930)	32,698,402

Notes:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at December 31, 2007 and 2006.

2.
At December 31, 2007 and 2006, giving effect to the transactions related to the restatements discussed in this Note 22, there were issued and outstanding 23,323,860 and 19,785,836 shares of common stock respectively.

The consolidated statement of operations have been restated as follows:

Consolidated Statement of Operations

	For the year ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$99,968,991	$-	$99,968,991
Parts and services	6,543,480	-	6,543,480
Net sales	106,512,471	-	106,512,471

Cost of sales:
New and used vehicles	(87,694,346)	-	(87,694,346)
Parts and services	(2,074,112)	-	(2,074,112)
Total cost of sales	(89,768,458)	-	(89,768,458)

Gross profit:
New and used vehicles	12,274,645	-	12,274,645
Parts and services	4,469,368	-	4,469,368
Total gross profit	16,744,013	-	16,744,013

Selling, general and administrative expenses	(13,788,348)	-	(13,788,348)

Operating earnings	2,955,665	-	2,955,665

Other income (expenses)
Interest expenses and other finance costs	(770,521)	-	(770,521)
Share of result of an associate	(149,871)	-	(149,871)
Other income	1,178,167	-	1,178,167
Loss on disposal of interest in an associate	(252,305)	-	(252,305)
Total other income (expenses)	5,470	-	5,470

Earnings before minority interests and income taxes	2,961,135	-	2,961,135

Provision for income taxes	(538,579)	-	(538,579)

Earnings before minority interests	2,422,556	-	2,422,556

Minority interests	(1,600,294)	-	(1,600,294)

Net earnings	$822,262	$-	$822,262

Earnings per share

Basic	$0.0418	$(0.0007)	$0.0411

Diluted	$0.0285	$0.0126	$0.0411

Weighted average number of shares outstanding

Basic	19,689,806	329,306	20,019,112

Diluted	28,829,038	(8,809,926)	20,019,112

	For the year ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$65,625,911	$-	$65,625,911
Parts and services	5,908,679	-	5,908,679
Net sales	71,534,590	-	71,534,590

Cost of sales:
New and used vehicles	(56,865,472)	-	(56,865,472)
Parts and services	(2,095,726)	-	(2,095,726)
Total cost of sales	(58,961,198)	-	(58,961,198)

Gross profit:
New and used vehicles	8,760,439	-	8,760,439
Parts and services	3,812,953	-	3,812,953
Total gross profit	12,573,392	-	12,573,392

Selling, general and administrative expenses	(10,933,655)	-	(10,933,655)

Operating earnings	1,639,737	-	1,639,737

Other income (expenses)
Interest expenses and other finance costs	(432,774)	-	(432,774)
Share of result of an associate	358,792	-	358,792
Other income	224,489	-	224,489
Loss on disposal of interest in an associate	-	-	-
Total other income (expenses)	150,507	-	150,507

Earnings before minority interests and income taxes	1,790,244	-	1,790,244

Provision for income taxes	(270,514)	-	(270,514)

Earnings before minority interests	1,519,730	-	1,519,730

Minority interests	(960,666)	-	(960,666)

Net earnings	$559,064	$-	$559,064

Earnings per share

Basic	$0.3297	$(0.3011)	$0.0286

Diluted	$0.0186	$0.0100	$0.0286

Weighted average number of shares outstanding

Basic	1,695,914	17,860,874	19,556,788

Diluted	29,983,757	(10,426,969)	19,556,788

	For the year ended December 31, 2005
	As Previously Reported		Adjustments	As Restated
Sales:
New and used vehicles		$44,503,564	$-	$44,503,564
Parts and services		4,205,914	-	4,205,914
Net sales		48,709,478	-	48,709,478

Cost of sales:
New and used vehicles		(38,850,881)	-	(38,850,881)
Parts and services		(1,520,810)	-	(1,520,810)
Total cost of sales		(40,371,691)	-	(40,371,691)

Gross profit:
New and used vehicles		5,652,683	-	5,652,683
Parts and services		2,685,104	-	2,685,104
Total gross profit		8,337,787	-	8,337,787

Selling, general and administrative expenses		(6,845,154)	-	(6,845,154)

Operating earnings		1,492,633	-	1,492,633

Other income (expenses)
Interest expenses and other finance costs		(191,286)	-	(191,286)
Share of result of an associate		93,647	-	93,647
Other income		64,028	-	64,028
Loss on disposal of interest in an associate		-	-	-
Total other income (expenses)		(33,611)	-	(33,611)

Earnings before minority interests and income taxes		1,459,022	-	1,459,022

Provision for income taxes		-	-	-

Earnings before minority interests		1,459,022	-	1,459,022

Minority interests		-	-	-

Net earnings		$1,459,022	$-	$1,459,022

Earnings per share

Basic	$	N/A	$0.0813	$0.0813

Diluted		$0.0516	$0.0297	$0.0813

Weighted average number of shares outstanding

Basic		N/A	17,937,976	17,937,976

Diluted		28,287,843	(10,350,867)	17,936,976

The consolidated statements of stockholders’ equity have been restated as follows:

	For the year ended December 31, 2007
					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	equity	income (loss)

As Previously Reported	495,791	496	24,534,491	122,672	5,581,489	(510,438)	118,892	5,313,111	889,647
Adjustments	(495,791)	(496)	(1,210,631)	(6,053)	(1,462,381)	-	-	(1,468,930)	-

As Restated	-	-	23,323,860	116,619	4,119,108	(510,438)	118,892	3,844,181	$889,647

	For the year ended December 31, 2006
					Additional		Accumulated other	Total
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	equity	income (loss)

As Previously Reported	1,533,973	1,534	5,385,836	26,961	5,676,162	(1,332,700)	51,507	4,423,464	564.395
Adjustments	(1,533,973)	(1,534)	14,400,000	72,000	(1,539,396)	-	-	(1,468,930)	-

As Restated	-	-	19,785,836	98,961	4,136,766	(1,332,700)	51,507	2,954,534	$564,395

The consolidated statement of cash flows have been restated as follows:

Consolidated Statement of Cash Flows

	For the year ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net (loss) earnings	$559,064	$-	$559,064
Adjustments to reconcile net (loss)/earnings to net cash provided by operating activities
Minority interests	960,666	-	960,666
Depreciation and amortization	568,655	-	568,655
Gain on disposal of property and equipment	-	-	-
Loss on disposal of investment in associate	-	-	-
Provision (written back) for bad debts and bad debts written off	41,016	-	41,016
Provision (written back) for inventory	-	-	-
Equity earnings of an associate	(358,792)	-	(358,792)
Provision for income taxes	270,514	-	270,514
Common stock issued for services received	175,000	-	175,000
Other non-cash items	27,627	-	27,627
Changes in operating assets and liabilities:
Trade receivables	(5,892,474)	-	(5,892,474)
Other current assets	1,997,229	-	1,997,229
Inventory	(1,757,085)	-	(1,757,085)
Trade payables	335,229	-	335,229
Other current liabilities	5,253,962	-	5,253,962
Net cash provided by operating activities	2,180,611	-	2,180,611

Cash flows from investing activities:
Acquisition of additional interest in a subsidiary	-	-	-
Cash acquired upon reverse merger	1,272	-	1,272
Increase in restricted cash	(385,629)	-	(385,629)
Purchases of property, plant and equipment	(890,769)	-	(890,769)
Proceeds from disposal of property and equipment	-	-	-
Proceeds from disposal of interest in an associate	-	-	-
Net cash used in investing activities	(1,275,126)	-	(1,275,126)

Cash flows from financing activities:
Advances to affiliates	(4,455,496)	-	(4,455,496)
Repayments from (advances to) an associate	85,876	-	85,876
Increase (decrease) in short-term borrowings and bills payable	6,487,016	-	6,487,016
Net cash provided by (used in) financing activities	2,117,396	-	2,117,396

(Decrease) increase in cash and cash equivalents	3,022,881	-	3,022,881

Cash and cash equivalents at beginning of the period	452,754	-	452,754

Cash and cash equivalents at end of the period	$3,475,635	$-	$3,475,635

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$432,774	$-	$432,774
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash information:
Preferred stock issued for consulting services to be received	$1,468,930	$(1,468,930)	$-
Common stock issued for consulting services received	$175,000	$-	$175,000

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

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-K/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-K/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the year ended December 31, 2007, as outlined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements,” as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

BASE SALARIES

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. All of our named executive officers, including our Chief Executive Officer, are subject to employment agreements, and accordingly each of their compensation has been determined as set forth in their respective agreement. When establishing base salaries for 2006, subject to the provisions of each person’s employment agreement, our Board and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual’s role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

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

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last two fiscal years. The table only includes compensation information regarding our executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Man Fai Lee,	2007	$144,000	—	—	—	—	—	—	$144,000
Chief Executive Officer and President (1)	2006	22,000	—	—	—	—	—	—	22,000
Joseph Tik Tung Wong,	2007	60,000	—	—	—	—	—	—	60,000
Chief Financial Officer and Treasurer (2)	2006	9,167	—	—	—	—	—	—	9,167

(1)           Mr. Richard Man Fai Lee was appointed as Chief Executive Officer and President of the Company on November 6, 2006.

(2)           Mr. Joseph Tik Tung Wong was appointed as Chief Financial Officer and Treasurer of the Company on November 6, 2006.

GRANTS OF PLAN-BASED AWARDS

On May 20, 2005, we adopted our 2005 Incentive Equity Stock Plan (the “2005 Plan”) that authorized the issuance of options, right to purchase common stock and stock bonuses up to 2,500,000 shares. The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. The 2005 Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company’s), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other Awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company’s securities.

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

Pursuant to our Executive Employment Agreements with all of our Company’s named executive officers that are described more fully above under the section “Narrative Disclosure To Summary Compensation Table And Grants Of Plan-Based Awards,” in the event an executive officer’s voluntarily terminates his employment with the Company or such officer is terminated by the Company “for cause,” (these triggering events are collectively referred to as “Trigger Events A”) the Company is obligated to pay to the executive officer or his representatives on the date of termination of employment (“Termination Date”): (a) all salary compensation as is due under the Executive Employment Agreement, prorated through the Termination Date; (b) all expense reimbursements due and owed to the executive officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits a an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) all benefits due the Executive, including benefits under insurance, group health and retirement benefit plans in accordance with the Company’s standard policy, if any, through the Termination Date. Assuming Trigger Events A occur as of the last business day of the Company’s completed fiscal year and causes the termination of our named executive officers’ employment, the Company would have pay the executive officer expense reimbursements that are due and owed to such executive officer, as well as the amounts set forth in the table below:

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

EQUITY COMPENSATION PLAN

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	19,500

Total	—	—	19,500

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

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(4)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2006. (5)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2006. (5)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2006. (5)

10.9	Employment Agreement by and among Phyllis Sum Yu Ng and the Company dated November 6, 2006. (5)

21	List of Significant Subsidiaries. (2)

23.1	Consent of HLB Hodgson Impey Cheng. (2)

23.2	Consent of Clancy and Co., P.L.L.C. (2)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

99.3	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

99.5	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

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

Signature	Title	Date

/s/Richard Man Fai LEE	Chief Executive Officer, President and Chairman of	May 28, 2010
Richard Man Fai LEE	the Board

/s/Joseph Tik Tung WONG	Chief Financial Officer, Treasurer and Secretary	May 28, 2010
Joseph Tik Tung WONG

/s/Herbert Adamczyk	Chief Operating Officer and Director	May 28, 2010
Herbert Adamczyk

/s/Yun Fai LEUNG	Director	May 28, 2010
Yun Fai LEUNG

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

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

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III.(4)

10.6	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 6, 2006. (5)

10.7	Employment Agreement by and among Herbert Adamczyk and the Company dated November 6, 2006. (5)

10.8	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 6, 2006. (5)

10.9	Employment Agreement by and among Phyllis Sum Yu Ng and the Company dated November 6, 2006. (5)

21	List of Significant Subsidiaries. (2)

23.1	Consent of HLB Hodgson Impey Cheng. (2)

23.2	Consent of Clancy and Co., P.L.L.C. (2)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

99.2	Import and distribution agreement for Hong Kong, Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

99.3	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

99.4	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

99.5	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

99.6	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

99.7	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

99.8	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

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