Form 10-Q/A
period 2008-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

The number of shares of Common Stock outstanding as of May 6, 2008 was 23,323,860.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (the “First Quarter 2008 Form 10-Q”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our First Quarter 2008 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at March 31, 2008 and December 31, 2007, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at March 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. At December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2008 and December 31, 2007;

•
on the condensed consolidated statement of operations, for the three months ended March 31, 2008, basic and diluted loss per share increased by $0.0006, and for the three months ended March 31, 2007, basic and diluted loss per share decreased by $0.0304; and

•
for the three months ended March 31, 2008, the basic and diluted weighted average number of outstanding shares decreased by 1,612,356, and for the three months ended March 31, 2007, the basic and diluted weighted average number of outstanding shares increased by 13,809,771.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the First Quarter 2008 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Financial Statements;

•
Part I, Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements,” “Company Overview and History” and “Working Capital Requirements;”

•	Part I, Item 4(T). Controls and Procedures; and

•
Part II, Item 6. Exhibits (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the First Quarter 2008 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the First Quarter 2008 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the First Quarter 2008 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the First Quarter 2008 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the First Quarter 2008 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2008 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008 (Restated)	2007 (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,496,258	$6,583,566
Restricted cash	1,156,381	1,154,226
Trade receivables, net of provision	9,730,268	10,440,455
Inventory, net	14,009,371	9,162,934
Prepayments	392,310	133,863
Other current assets	3,429,042	2,931,877
Amounts due from affiliates	9,232,108	10,226,161
Total current assets	44,445,738	40,633,082
Property and equipment, net	2,040,456	2,050,850
Goodwill	39,564	39,436
TOTAL ASSETS	$46,525,758	$42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,535,370	$5,274,838
Obligations under finance lease – current portion	69,597	110,996
Bills payable	1,683,482	2,659,191
Trade payables	3,990,147	1,063,265
Deposits received	21,581,679	16,306,698
Other current liabilities	5,310,422	7,088,429
Amounts due to affiliates	1,617,426	1,457,134
TOTAL LIABILITIES	37,788,123	33,960,551

Minority interests	5,026,155	4,918,636

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 23,323,860 shares as at March 31, 2008; (23,323,860 shares as at December 31, 2007)	116,619	116,619
Additional paid-in-capital	4,119,108	4,119,108
Accumulated other comprehensive income	215,511	118,892
Accumulated deficit	(739,758)	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	3,711,480	3,844,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,525,758	$42,723,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
	2008 (Restated)	2007 (Restated)
Sales:
New and used vehicles	$19,913,416	$15,823,975
Parts and services and others	1,533,411	1,186,668
Net sales	21,446,827	17,010,643

Cost of sales:
New and used vehicles	(17,485,282)	(14,149,803)
Parts and services and others	(499,666)	(342,099)
Total cost of sales	(17,984,948)	(14,491,902)

Gross profit:
New and used vehicles	2,428,134	1,674,172
Parts and services and others	1,033,745	844,569
Total gross profit	3,461,879	2,518,741

Selling, general and administrative expenses	(3,773,477)	(2,635,109)

Operating loss	(311,598)	(116,368)

Other income (expenses)
Interest expenses and other finance costs	(131,763)	(177,287)
Share of result of an associate	-	(39,892)
Other income	321,560	90,343
Total other income (expenses)	189,797	(126,836)

Loss before minority interests and income taxes	(121,801)	(243,204)

Provision for income taxes	-	-

Loss before minority interests	(121,801)	(243,204)

Minority interests	(107,519)	(16,795)

Net loss	$(229,320)	$(259,999)

Loss per share
Basic	$(0.0098)	$(0.0131)

Diluted	$(0.0098)	$(0.0131)

Weighted average number of common stock outstanding
Basic	23,323,860	19,785,836

Diluted	23,323,860	19,785,836

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated. The accompanying condensed consolidated financial statements have been restated as described in Note 12.

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2007.

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

NOTE 4. LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	2008 (Restated)	2007 (Restated)

Numerator:
Net loss	$(229,320)	$(259,999)

Denominator:
Weighted average common stock outstanding	23,323,860	19,785,836

Basic net loss per share	$(0.0098)	$(0.0131)

Diluted net loss per share	$(0.0098)	$(0.0131)

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

NOTE 8. STOCKHOLDERS’ STOCK

General

The Company’s total authorized capital at March 31, 2008, is 100,000,000 shares of common stock, par value $0.005. At March 31, 2008, 23,323,860 shares of common stock were issued and outstanding.

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

NOTE 12. RESTATEMENT OF FINANCIAL STATEMENTS

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at March 31, 2008 and December 31, 2007, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at March 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. At December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2008 and December 31, 2007;

•
on the condensed consolidated statement of operations, for the three months ended March 31, 2008, basic and diluted loss per share increased by $0.0006, and for the three months ended March 31, 2007, basic and diluted loss per share decreased by $0.0304; and

•
for the three months ended March 31, 2008, the basic and diluted weighted average number of outstanding shares decreased by 1,612,356, and for the three months ended March 31, 2007, the basic and diluted weighted average number of outstanding shares increased by 13,809,771.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of March 31, 2008
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	6,496,258	-	6,496,258
Restricted cash	1,156,381	-	1,156,381
Trade receivables, net of provision	9,730,268	-	9,730,268
Inventory, net	14,009,371	-	14,009,371
Prepayments	1,861,240	(1,468,930)	392,310
Other current assets	3,429,042	-	3,429,042
Amounts due from affiliates	9,232,108	-	9,232,108
Total current assets	45,914,668	(1,468,930)	44,445,738
Property and equipment, net	2,040,456	-	2,040,456
Goodwill	39,564	-	39,564
TOTAL ASSETS	47,994,688	(1,468,930)	46,525,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	3,535,370	-	3,535,370
Obligations under finance lease – current portion	69,597	-	69,597
Bills payable	1,683,482	-	1,683,482
Trade payables	3,990,147	-	3,990,147
Deposits received	21,581,679	-	21,581,679
Other current liabilities	5,310,422	-	5,310,422
Amounts due to affiliates	1,617,426	-	1,617,426
TOTAL LIABILITIES	37,788,123	-	37,788,123

Minority interests	5,026,155	-	5,026,155

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2008: 247,798 (note 1)	248	(248)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2008: 29,104,110 (note 2)	145,521	(28,902)	116,619
Additional paid-in capital	5,558,888	(1,439,780)	4,119,108
Accumulated other comprehensive income	215,511	-	215,511
Accumulated deficit	(739,758)	-	(739,758)
TOTAL STOCKHOLDERS’ EQUITY	5,180,410	(1,468,930)	3,711,480
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	47,994,688	(1,468,930)	46,525,758

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	6,583,566	-	6,583,566
Restricted cash	1,154,226	-	1,154,226
Trade receivables, net of provision	10,440,455	-	10,440,455
Inventory, net	9,162,934	-	9,162,934
Prepayments	1,602,793	(1,468,930)	133,863
Other current assets	2,931,877	-	2,931,877
Amounts due from affiliates	10,226,161	-	10,226,161
Total current assets	42,102,012	(1,468,930)	40,633,082
Property and equipment, net	2,050,850	-	2,050,850
Goodwill	39,436	-	39,436
TOTAL ASSETS	44,192,298	(1,468,930)	42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,274.838	-	5,274,838
Obligations under finance lease – current portion	110,996	-	110,996
Bills payable	2,659,191	-	2,659,191
Trade payables	1,063,265	-	1,063,265
Deposits received	16,306,698	-	16,306,698
Other current liabilities	7,088,429	-	7,088,429
Amounts due to affiliates	1,457,134	-	1,457,134
TOTAL LIABILITIES	33,960,551	-	33,960,551

Minority interests	4,918,636	-	4,918,636

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

Notes:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at March 31, 2008.

2.	At March 31, 2008 and December 31, 2007, giving effect to the transactions related to the restatements discussed in this Note 12, there were issued and outstanding 23,323,860 shares of common stock.

The condensed consolidated statements of operation have been restated as follows:

Condensed Consolidated Statements of Operation

	For the 3 months ended March 31, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$19,913,416	$-	$19,913,416
Parts and services and others	1,533,411	-	1,533,411
Net sales	21,446,827	-	21,446,827

Cost of sales:
New and used vehicles	(17,485,282)	-	(17,485,282)
Parts and services and others	(499,666)	-	(499,666)
Total cost of sales	(17,984,948)	-	(17,984,948)

Gross profit:
New and used vehicles	2,428,134	-	2,428,134
Parts and services and others	1,033,745	-	1,033,745
Total gross profit	3,461,879	-	3,461,879

Selling, general and administrative expenses	(3,773,477)	-	(3,773,477)

Operating loss	(311,598)	-	(311,598)

Other income (expenses)
Interest expenses and other finance costs	(131,763)	-	(131,763)
Share of result of an associate	-	-	-
Other income	321,560	-	321,560
Total other income (expenses)	189,797	-	189,797

Loss before minority interests and income taxes	(121,801)	-	(121,801)

Provision for income taxes	-	-	-

Loss before minority interests	(121,801)	-	(121,801)

Minority interests	(107,519)	-	(107,519)

Net loss	$(229,320)	$-	$(229,320)

Loss per share

Basic	$(0.0092)	$(0.0006)	$(0.0098)

Diluted	$(0.0092)	$(0.0006)	$(0.0098)

Weighted average number of common shares outstanding

Basic	24,936,216	(1,612,356)	23,323,860

Diluted	24,936,216	(1,612,356)	23,323,860

	For the 3 months ended March 31, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$15,823,975	$-	$15,823,975
Parts and services and others	1,186,668	-	1,186,668
Net sales	17,010,643	-	17,010,643

Cost of sales:
New and used vehicles	(14,149,803)	-	(14,149,803)
Parts and services and others	(342,099)	-	(342,099)
Total cost of sales	(14,491,902)	-	(14,491,902)

Gross profit:
New and used vehicles	1,674,172	-	1,674,172
Parts and services and others	844,569	-	844,569
Total gross profit	2,518,741	-	2,518,741

Selling, general and administrative expenses	(2,635,109)	-	(2,635,109)

Operating loss	(116,368)	-	(116,368)

Other income (expenses)
Interest expenses and other finance costs	(177,287)	-	(177,287)
Share of result of an associate	(39,892)	-	(39,892)
Other income	90,343	-	90,343
Total other income (expenses)	(126,836)	-	(126,836)

Loss before minority interests and income taxes	(243,204)	-	(243,204)

Provision for income taxes	-	-	-

Loss before minority interests	(243,204)	-	(243,204)

Minority interests	(16,795)	-	(16,795)

Net loss	$(259,999)	$-	$(259,999)

Loss per share

Basic	$(0.0435)	$0.0304	$(0.0131)

Diluted	$(0.0435)	$0.0304	$(0.0131)

Weighted average number of common shares outstanding

Basic	5,976,065	13,809,771	19,785,836

Diluted	5,976,065	13,809,771	19,785,836

[End of condensed consolidated financial statements.]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Premium Lifestyle Enterprise, Inc. is referred to herein as “we” or “our.” The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources;” and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RESTATEMENTS

The Company is restating its consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2008. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 12 of the Notes to the consolidated financial statements included in this Report.

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

King Express Group Limited has been appointed as exclusive distributor by “AgustaWestland” helicopters for Hong Kong and Macau for the complete fleet of “AgustaWestland “ commercial helicopters. It also has the right to sell to the highly strategic Pearl River Delta region of Southern China on a non-exclusive basis. Currently the “AgustaWestland” helicopters business is in its preparatory stage with likely arrival of the first helicopter anticipated at the beginning of 2010.

CPMM (ASIA) OVERVIEW

On January 18, 2008, CPMM Asia, a wholly-owned subsidiary of the Company, entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement grants CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim  (“Products”) and to open points of sale identified by the signs of Products “John Richmond”, “Richmond”, “Richmond X”, and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products will be supplied by Falber. In addition, CPMM Asia has the right to use the Signs, and open and manage in the Exclusivity Area mono-brand shops identified by the Signs for the sale of the Products and other articles identified by the Signs. CPMM Asia also has the right to sublicense these rights to third parties. The first mono brand shop of “Richmond X” was opened in Hong Kong at the end of 2007. In early May 2008, CPMM Asia opened a second mono brand shop in Hong Kong.

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

OTHER INCOME (EXPENSES), NET

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at March 31, 2008 by approximately $6,658,000 a slight decrease of $14,000 from December 31, 2007. The ratio of our current assets to our current liabilities was 1.18 to 1 at March 31, 2008 compared to 1.2 to 1 at December 31, 2007. At March 31, 2008, our current assets of approximately $44,446,000 included approximately $14,009,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $37,788,000 included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $21,582,000.

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

Item 4(T).  Controls and Procedures

NOTE: This Item 4(T). Controls and Procedures has been updated to reflect the restatement of our audited financial statements for the years ended December 31, 2008, 2007 and 2006, the restatement of our unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009, the amendment of certain Notes to our audited financial statements for our former fiscal year ended June 30, 2006 and the amendment of certain Notes to our unaudited interim financial statements for the period ended March 31, 2006, as discussed above in the Explanatory Note at the beginning of this Report and in Note 12 of the Notes to the consolidated financial statements included in this Report.

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended March 31, 2008, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements,” as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

During the pendency of the Federal Court Action and preparing for our 2009 year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the period ended March 31, 2006 through the period ended September 30, 2009, which resulted in restatements described in the Explanatory Note at the beginning of this Report and Note 12 of the Notes to the consolidated financial statements included in this Report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2008.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2008.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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
14
Code of Business Conduct and Ethics, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008 and incorporated herein by reference.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

Date: May 28, 2010	By:/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: May 28, 2010	By:/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary