Form 10-Q/A
period 2008-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

The number of shares of common stock outstanding as of August 1, 2008 was 23,323,860.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the six months ended June 30, 2008 (the “Second Quarter 2008 Form 10-Q”), the terms “we,” “us,” “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our Second Quarter 2008 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at June 30, 2008 and December 31, 2007, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at June 30, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. At December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2008 and December 31, 2007;

•
on the condensed consolidated statement of operations, for the three months ended June 30, 2008, basic and diluted earnings per share increased by $0.0033 and $0.0052, respectively, for the six months ended June 30, 2008, basic and diluted earnings per share increased by $0.0010 and $0.0019, respectively, for the three months ended June 30, 2007, basic and diluted earnings per share increased by $0.0031 and $0.0077, respectively, and for the six months ended June 30, 2007, basic earnings per share decreased by $0.0022 and diluted earnings per share increased by $0.0012; and

•
for the three months ended June 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250 and 10,349,869, respectively, for the six months ended June 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 3,696,303 and 8,265,922, respectively, for the three months ended June 30, 2007, the basic weighted average number of outstanding shares decreased by 3,671,260 and the diluted weighted average number of outstanding shares decreased by 12,810,496, and for the six months ended June 30, 2007, the basic weighted average number of outstanding shares increased by 5,020,965 and the diluted weighted average number of outstanding shares decreased by 4,118,271.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the Second Quarter 2008 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Financial Statements;

•
Part I, Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements,” “Company Overview and History” and “Working Capital Requirements;”

•	Part I, Item 4T. Controls and Procedures; and

•
Part II, Item 6. Exhibits (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the Second Quarter 2008 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Second Quarter 2008 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the Second Quarter 2008 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Second Quarter 2008 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Second Quarter 2008 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2008 AND
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008 (Restated)	2007 (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,925,848	$6,583,566
Restricted cash	1,154,157	1,154,226
Trade receivables, net of provision	6,562,508	10,440,455
Inventory, net	16,364,246	9,162,934
Prepayments	358,552	133,863
Other current assets	5,298,280	2,931,877
Amounts due from affiliates	11,727,114	10,226,161
Total current assets	46,390,705	40,633,082
Property and equipment, net	1,960,326	2,050,850
Goodwill	39,488	39,436
TOTAL ASSETS	$48,390,519	$42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,485,011	$5,274,838
Obligations under finance lease - current portion	-	110,996
Bills payable	2,018,140	2,659,191
Trade payables	3,506,099	1,063,265
Deposits received	22,738,830	16,306,698
Other current liabilities	3,168,471	7,088,429
Amounts due to affiliates	2,418,124	1,457,134
TOTAL LIABILITIES	38,334,675	33,960,551

Minority interests	5,921,039	4,918,636

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 23,323,860 shares as at June 30, 2008; (23,323,860 shares as at December 31, 2007)	116,619	116,619
Additional paid-in-capital	4,119,108	4,119,108
Accumulated other comprehensive income	248,445	118,892
Accumulated deficit	(349,367)	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	4,134,805	3,844,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,390,519	$42,723,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008 (Restated)	2007 (Restated)	2008 (Restated)	2007 (Restated)
Sales:
New and used vehicles	$29,565,593	$23,646,806	$49,479,009	$39,470,781
Parts and services and others	1,682,337	1,469,599	3,215,748	2,656,267
Net sales	31,247,930	25,116,405	52,694,757	42,127,048

Cost of sales:
New and used vehicles	(25,574,673)	(20,995,511)	(43,059,955)	(35,145,314)
Parts and services and others	(472,994)	(426,763)	(972,660)	(768,862)
Total cost of sales	(26,047,667)	(21,422,274)	(44,032,615)	(35,914,176)

Gross profit:
New and used vehicles	3,990,920	2,651,295	6,419,054	4,325,467
Parts and services and others	1,209,343	1,042,836	2,243,088	1,887,405
Total gross profit	5,200,263	3,694,131	8,662,142	6,212,872

Selling, general and administrative expenses	(4,469,773)	(2,977,660)	(8,243,250)	(5,612,769)

Operating earnings	730,490	716,471	418,892	600,103

Other income (expenses)
Interest expenses	(128,957)	(244,693)	(260,720)	(421,980)
Share of result of an associate	-	(38,168)	-	(78,060)
Other income	683,742	394,489	1,005,302	484,832
Total other income (expenses)	554,785	111,628	744,582	(15,208)

Earnings before minority interests and income taxes	1,285,275	828,099	1,163,474	584,895

Provision for income taxes	-	-	-	-

Earnings before minority interests	1,285,275	828,099	1,163,474	584,895

Minority interests	(894,884)	(439,501)	(1,002,403)	(456,296)

Net earnings	$390,391	$388,598	$161,071	$128,599

Earnings per share
Basic	$0.0167	$0.0196	$0.0069	$0.0065

Diluted	$0.0167	$0.0196	$0.0069	$0.0065

Weighted average number of common stock outstanding
Basic	23,323,860	19,785,836	23,323,860	19,785,836

Diluted	23,323,860	19,785,836	23,323,860	19,785,836

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

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows for the three months and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008 (Restated)	2007 (Restated)	2008 (Restated)	2007 (Restated)
Numerator:
Net earnings available to common stockholders	$390,391	$388,598	$161,071	$128,599

Denominator:
Weighted average common stock outstanding	23,323,860	19,785,836	23,323,860	19,785,836

Basic net earnings per share	$0.0167	$0.0196	$0.0069	$0.0065

Diluted net earnings per share	$0.0167	$0.0196	$0.0069	$0.0065

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

NOTE 8.  STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2008, is 100,000,000 shares of common stock, par value $0.005. At June 30, 2008, 23,323,860 shares of common stock were issued and outstanding.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at June 30, 2008 and December 31, 2007, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at June 30, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. At December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2008 and December 31, 2007;

•
on the condensed consolidated statement of operations, for the three months ended June 30, 2008, basic and diluted earnings per share increased by $0.0033 and $0.0052, respectively, for the six months ended June 30, 2008, basic and diluted earnings per share increased by $0.0010 and $0.0019, respectively, for the three months ended June 30, 2007, basic and diluted earnings per share increased by $0.0031 and $0.0077, respectively, and for the six months ended June 30, 2007, basic earnings per share decreased by $0.0022 and diluted earnings per share increased by $0.0012; and

•
for the three months ended June 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250 and 10,349,869, respectively, for the six months ended June 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 3,696,303 and 8,265,922, respectively, for the three months ended June 30, 2007, the basic weighted average number of outstanding shares decreased by 3,671,260 and the diluted weighted average number of outstanding shares decreased by 12,810,496, and for the six months ended June 30, 2007, the basic weighted average number of outstanding shares increased by 5,020,965 and the diluted weighted average number of outstanding shares decreased by 4,118,271.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of June 30, 2008
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	4,925,848	-	4,925,848
Restricted cash	1,154,157	-	1,154,157
Trade receivables, net of provision	6,562,508	-	6,562,508
Inventory, net	16,364,246	-	16,364,246
Prepayments	1,827,482	(1,468,930)	358,552
Other current assets	5,298,280	-	5,298,280
Amounts due from affiliates	11,727,114	-	11,727,114
Total current assets	47,859,635	(1,468,930)	46,390,705
Property and equipment, net	1,960,326	-	1,960,326
Goodwill	39,488	-	39,488
TOTAL ASSETS	49,859,449	(1,468,930)	48,390,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	4,485,011	-	4,485,011
Obligations under finance lease – current portion	-	-	-
Bills payable	2,018,140	-	2,018,140
Trade payables	3,506,099	-	3,506,099
Deposits received	22,738,830	-	22,738,830
Other current liabilities	3,168,471	-	3,168,471
Amounts due to affiliates	2,418,124	-	2,418,124
TOTAL LIABILITIES	38,334,675	-	38,334,675

Minority interests	5,921,039	-	5,921,039

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2008: 247,798 (note 1)	248	(248)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2008: 29,104,110 (note 2)	145,521	(28,902)	116,619
Additional paid-in capital	5,558,888	(1,439,780)	4,119,108
Accumulated other comprehensive income	248,445	-	248,445
Accumulated deficit	(349,367)	-	(349,367)
TOTAL STOCKHOLDERS’ EQUITY	5,603,735	(1,468,930)	4,134,805
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	49,859,449	(1,468,930)	48,390,519

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	6,583,566	-	6,583,566
Restricted cash	1,154,226	-	1,154,226
Trade receivables, net of provision	10,440,455	-	10,440,455
Inventory, net	9,162,934	-	9,162,934
Prepayments	1,602,793	(1,468,930)	133,863
Other current assets	2,931,877	-	2,931,877
Amounts due from affiliates	10,226,161	-	10,226,161
Total current assets	42,102,012	(1,468,930)	40,633,082
Property and equipment, net	2,050,850	-	2,050,850
Goodwill	39,436	-	39,436
TOTAL ASSETS	44,192,298	(1,468,930)	42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,274.838	-	5,274,838
Obligations under finance lease – current portion	110,996	-	110,996
Bills payable	2,659,191	-	2,659,191
Trade payables	1,063,265	-	1,063,265
Deposits received	16,306,698	-	16,306,698
Other current liabilities	7,088,429	-	7,088,429
Amounts due to affiliates	1,457,134	-	1,457,134
TOTAL LIABILITIES	33,960,551	-	33,960,551

Minority interests	4,918,636	-	4,918,636

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

Note:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2008 and December 31, 2007.

2.	At June 30, 2008 and December 31, 2007, giving effect to the transactions related to the restatements discussed in this Note 12, there were issued and outstanding 23,323,860 shares of common stock.

The condensed consolidated statements of operation have been restated as follows:

Condensed Consolidated Statements of Operation

	For the 3 months ended June 30, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$29,565,593	$-	$29,565,593
Parts and services and others	1,682,337	-	1,682,337
Net sales	31,247,930	-	31,247,930

Cost of sales:
New and used vehicles	(25,574,673)	-	(25,574,673)
Parts and services and others	(472,994)	-	(472,994)
Total cost of sales	(26,047,667)	-	(26,047,667)

Gross profit:
New and used vehicles	3,990,920	-	3,990,920
Parts and services and others	1,209,343	-	1,209,343
Total gross profit	5,200,263	-	5,200,263

Selling, general and administrative expenses	(4,469,773)	-	(4,469,773)

Operating earnings	730,490	-	730,490

Other income (expenses)
Interest expenses	(128,957)	-	(128,957)
Share of result of an associate	-	-	-
Other income	683,742	-	683,742
Total other income (expenses)	554,785	-	554,785

Earnings before minority interests and income taxes	1,285,275	-	1,285,275

Provision for income taxes	-	-	-

Earnings before minority interests	1,285,275	-	1,285,275

Minority interests	(894,884)	-	(894,884)

Net earnings	$390,391	$-	$390,391

Earnings per share

Basic	$0.0134	$0.0033	$0.0167

Diluted	$0.0115	$0.0052	$0.0167

Weighted average number of common shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	33,673,729	(10,349,869)	23,323,860

	For the 6 months ended June 30, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$49,479,009	$-	$49,479,009
Parts and services and others	3,215,748	-	3,215,748
Net sales	52,694,757	-	52,694,757

Cost of sales:
New and used vehicles	(43,059,955)	-	(43,059,955)
Parts and services and others	(972,660)	-	(972,660)
Total cost of sales	(44,032,615)	-	(44,032,615)

Gross profit:
New and used vehicles	6,419,054	-	6,419,054
Parts and services and others	2,243,088	-	2,243,088
Total gross profit	8,662,142	-	8,662,142

Selling, general and administrative expenses	(8,243,250)	-	(8,243,250)

Operating earnings	418,892	-	418,892

Other income (expenses)
Interest expenses	(260,720)	-	(260,720)
Share of result of an associate	-	-	-
Other income	1,005,302	-	1,005,302
Total other income (expenses)	744,582	-	744,582

Earnings before minority interests and income taxes	1,163,474	-	1,163,474

Provision for income taxes	-	-	-

Earnings before minority interests	1,163,474	-	1,163,474

Minority interests	(1,002,403)	-	(1,002,403)

Net earnings	$161,071	$-	$161,071

Earnings per share

Basic	$0.0059	$0.0010	$0.0069

Diluted	$0.0050	$0.0019	$0.0069

Weighted average number of common shares outstanding

Basic	27,020,163	(3,696,303)	23,323,860

Diluted	31,589,782	(8,265,922)	23,323,860

	For the 3 months ended June 30, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$23,646,806	$-	$23,646,806
Parts and services and others	1,469,599	-	1,469,599
Net sales	25,116,405	-	25,116,405

Cost of sales:
New and used vehicles	(20,995,511)	-	(20,995,511)
Parts and services and others	(426,763)	-	(426,763)
Total cost of sales	(21,422,274)	-	(21,422,274)

Gross profit:
New and used vehicles	2,651,295	-	2,651,295
Parts and services and others	1,042,836	-	1,042,836
Total gross profit	3,694,131	-	3,694,131

Selling, general and administrative expenses	(2,977,660)	-	(2,977,660)

Operating earnings	716,471	-	716,471

Other income (expenses)
Interest expenses	(244,693)	-	(244,693)
Share of result of an associate	(38,168)	-	(38,168)
Other income	394,489	-	394,489
Total other income (expenses)	111,628	-	111,628

Earnings before minority interests and income taxes	828,099	-	828,099

Provision for income taxes	-	-	-

Earnings before minority interests	828,099	-	828,099

Minority interests	(439,501)	-	(439,501)

Net earnings	$388,598	$-	$388,598

Earnings per share

Basic	$0.0165	$0.0031	$0.0196

Diluted	$0.0119	$0.0077	$0.0196

Weighted average number of common shares outstanding

Basic	23,457,096	(3,671,260)	19,785,836

Diluted	32,596,332	(12,810,496)	19,785,836

	For the 6 months ended June 30, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$39,470,781	$-	$39,470,781
Parts and services and others	2,656,267	-	2,656,267
Net sales	42,127,048	-	42,127,048

Cost of sales:
New and used vehicles	(35,145,314)	-	(35,145,314)
Parts and services and others	(768,862)	-	(768,862)
Total cost of sales	(35,914,176)	-	(35,914,176)

Gross profit:
New and used vehicles	4,325,467	-	4,325,467
Parts and services and others	1,887,405	-	1,887,405
Total gross profit	6,212,872	-	6,212,872

Selling, general and administrative expenses	(5,612,769)	-	(5,612,769)

Operating earnings	600,103	-	600,103

Other income (expenses)
Interest expenses	(421,980)	-	(421,980)
Share of result of an associate	(78,060)	-	(78,060)
Other income	484,832	-	484,832
Total other income (expenses)	(15,208)	-	(15,208)

Earnings before minority interests and income taxes	584,895	-	584,895

Provision for income taxes	-	-	-

Earnings before minority interests	584,895	-	584,895

Minority interests	(456,296)	-	(456,296)

Net earnings	$128,599	$-	$128,599

Earnings per share

Basic	$0.0087	$(0.0022)	$0.0065

Diluted	$0.0053	$0.0012	$0.0065

Weighted average number of common shares outstanding

Basic	14,764,871	5,020,965	19,785,836

Diluted	23,904,107	(4,118,271)	19,785,836

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

RESTATEMENTS

The Company is restating its consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2008. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 12 of the Notes to the consolidated financial statements included in this Report.

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

•	For the six months ended June 30, 2008, our inventory increased by approximately $7,201,000. The increase was consistent with our business growth especially in the car trading segment.

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at June 30, 2008 by approximately $8,056,000, an increase of $1,384,000 from December 31, 2007. The ratio of our current assets to our current liabilities was 1.21 to 1 at June 30, 2008 compared to 1.2 to 1 at December 31, 2007. At June 30, 2008, our current assets of approximately $46,391,000 included approximately $16,364,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $38,335,000 included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $22,739,000.

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

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended June 30, 2008, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements,” as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of June 30, 2008.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of June 30, 2008.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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