Form 10-Q/A
period 2008-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

The number of shares of Common Stock outstanding as of November 3, 2008 was 23,323,860.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the nine months ended September 30, 2008 (the “Third Quarter 2008 Form 10-Q”), the terms “we”, “us”, “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our Third Quarter 2008 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at September 30, 2008 and December 31, 2007, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at September 30, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. At December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2008 and December 31, 2007;

•
on the condensed consolidated statement of operations, for the three months ended September 30, 2008, basic and diluted earnings per share increased by $0.0033 and $0.0051, respectively, for the nine months ended September 30, 2008, basic and diluted earnings per share increased by $0.0037 and $0.0065, respectively, for the three months ended September 30, 2007, basic and diluted earnings per share increased by $0.0030 and $0.0065, respectively, and for the nine months ended September 30, 2007, basic earnings per share decreased by $0.0021 and diluted earnings per share increased by $0.0061; and

•
for the three months ended September 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250 and 10,349,869, respectively, for the nine months ended September 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 4,396,022 and 8,965,641, respectively, for the three months ended September 30, 2007, the basic and diluted weighted average number of outstanding shares decreased by 4,748,607 and 13,887,843, respectively, and for the nine months ended September 30, 2007, the basic weighted average number of outstanding shares increased by 1,728,655 and the diluted weighted average number of outstanding shares decreased by 7,410,581.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the Third Quarter 2008 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

•	Part I, Item 1. Financial Statements;

•
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the headings “Restatements”, “Company Overview and History” and “Working Capital Requirements;”

•	Part I, Item 4T. Controls and Procedures; and

•
Part II, Item 6. Exhibits (to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002).

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the Third Quarter 2008 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Third Quarter 2008 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the Third Quarter 2008 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Third Quarter 2008 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Third Quarter 2008 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2008 AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
	(Restated) (unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,682,702	$6,583,566
Restricted cash	1,158,734	1,154,226
Trade receivables, net of provision	2,426,674	10,440,455
Inventory, net	16,087,021	9,162,934
Prepayments	1,539,629	133,863
Other current assets	5,571,107	2,931,877
Amounts due from affiliates	9,791,224	10,226,161
Total current assets	45,257,091	40,633,082
Property and equipment, net	1,846,761	2,050,850
Goodwill	39,644	39,436
TOTAL ASSETS	$47,143,496	$42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,688,824	$5,274,838
Obligations under finance lease - current portion	-	110,996
Bills payable	809,131	2,659,191
Trade payables	3,562,236	1,063,265
Deposits received	21,567,102	16,306,698
Other current liabilities	1,496,919	7,088,429
Amounts due to affiliates	1,832,636	1,457,134
TOTAL LIABILITIES	35,956,848	33,960,551

Minority interests	6,717,997	4,918,636

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 23,323,860 shares as at September 30, 2008; (23,323,860 shares as at December 31, 2007)	116,619	116,619
Additional paid-in-capital	4,119,108	4,119,108
Accumulated other comprehensive income	198,507	118,892
Retained earnings/(Accumulated deficit)	34,417	(510,438)
TOTAL STOCKHOLDERS’ EQUITY	4,468,651	3,844,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,143,496	$42,723,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008 (Restated)	2007 (Restated)	2008 (Restated)	2007 (Restated)
Sales:
New and used vehicles	$31,321,200	$24,819,562	$80,800,209	$64,290,343
Parts and services and others	2,040,951	1,941,571	5,256,699	4,597,838
Net sales	33,362,151	26,761,133	86,056,908	68,888,181

Cost of sales:
New and used vehicles	(27,544,207)	(21,862,921)	(70,604,162)	(57,008,236)
Parts and services and others	(512,122)	(639,969)	(1,484,782)	(1,408,830)
Total cost of sales	(28,056,329)	(22,502,890)	(72,088,944)	(58,417,066)

Gross profit:
New and used vehicles	3,776,993	2,956,641	10,196,047	7,282,107
Parts and services and others	1,528,829	1,301,602	3,771,917	3,189,008
Total gross profit	5,305,822	4,258,243	13,967,964	10,471,115

Selling, general and administrative expenses	(4,301,541)	(3,453,237)	(12,544,791)	(9,066,006)

Operating earnings	1,004,281	805,006	1,423,173	1,405,109

Other income
Interest expenses	(150,640)	(158,803)	(411,360)	(580,783)
Share of result of an associate	-	(71,615)	-	(149,675)
Other income	327,101	274,928	1,332,403	759,760
Total other income	176,461	44,510	921,043	29,302

Earnings before minority interests and income taxes	1,180,742	849,516	2,344,216	1,434,411

Provision for income taxes	-	-	-	-

Earnings before minority interests	1,180,742	849,516	2,344,216	1,434,411

Minority interests	(796,958)	(539,044)	(1,799,361)	(995,340)

Net earnings	$383,784	$310,472	$544,855	$439,071

Earnings per share
Basic	$0.0165	$0.0157	$0.0234	$0.0222

Diluted	$0.0165	$0.0157	$0.0234	$0.0222

Weighted average number of common stock outstanding
Basic	23,323,860	19,785,836	23,323,860	19,785,836

Diluted	23,323,860	19,785,836	23,323,860	19,785,836

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

NOTE 4. EARNINGS PER SHARE

The computations of basic and diluted earnings per share are as follows for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008 (Restated)	2007 (Restated)	2008 (Restated)	2007 (Restated)
Numerator:
Net earnings available to common stockholders	$383,784	$310,472	$544,855	$439,071

Denominator:
Weighted average common stock outstanding	23,323,860	19,785,836	23,323,860	19,785,836

Basic net earnings per share	$0.0165	$0.0157	$0.0234	$0.0222

Diluted net earnings per share	$0.0165	$0.0157	$0.0234	$0.0222

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

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2008, is 100,000,000 shares of common stock, par value $0.005. At September 30, 2008, 23,323,860 shares of common stock were issued and outstanding.

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
Comprehensive income:
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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at September 30, 2008 and December 31, 2007, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at September 30, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. At December 31, 2007, preferred stock decreased by $496, common stock decreased by $6,053, additional paid-in-capital decreased by $1,462,381 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2008 and December 31, 2007;

•
on the condensed consolidated statement of operations, for the three months ended September 30, 2008, basic and diluted earnings per share increased by $0.0033 and $0.0051, respectively, for the nine months ended September 30, 2008, basic and diluted earnings per share increased by $0.0037 and $0.0065, respectively, for the three months ended September 30, 2007, basic and diluted earnings per share increased by $0.0030 and $0.0065, respectively, and for the nine months ended September 30, 2007, basic earnings per share decreased by $0.0021 and diluted earnings per share increased by $0.0061; and

•
for the three months ended September 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250 and 10,349,869, respectively, for the nine months ended September 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 4,396,022 and 8,965,641, respectively, for the three months ended September 30, 2007, the basic and diluted weighted average number of outstanding shares decreased by 4,748,607 and 13,887,843, respectively, and for the nine months ended September 30, 2007, the basic weighted average number of outstanding shares increased by 1,728,655 and the diluted weighted average number of outstanding shares decreased by 7,410,581.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of September 30, 2008
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	8,682,702	-	8,682,702
Restricted cash	1,158,734	-	1,158,734
Trade receivables, net of provision	2,426,674	-	2,426,674
Inventory, net	16,087,021	-	16,087,021
Prepayments	3,008,559	(1,468,930)	1,539,629
Other current assets	5,571,107	-	5,571,107
Amounts due from affiliates	9,791,224	-	9,791,224
Total current assets	46,726,021	(1,468,930)	45,257,091
Property and equipment, net	1,846,761	-	1,846,761
Goodwill	39,644	-	39,644
TOTAL ASSETS	48,612,426	(1,468,930)	47,143,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	6,688,824	-	6,688,824
Obligations due under finance lease – current portion	-	-	-
Bills payable	809,131	-	809,131
Trade payables	3,562,236	-	3,562,236
Deposits received	21,567,102	-	21,567,102
Other current liabilities	1,496,919	-	1,496,919
Amounts due to affiliates	1,832,636	-	1,832,636
TOTAL LIABILITIES	35,956,848	-	35,956,848

Minority interests	6,717,997	-	6,717,997

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2008: 247,798 (note 1)	248	(248)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2008: 29,104,110 (note 2)	145,521	(28,902)	116,619
Additional paid-in capital	5,558,888	(1,439,780)	4,119,108
Accumulated other comprehensive income	198,507	-	198,507
Retained earnings	34,417	-	34,417
TOTAL STOCKHOLDERS’ EQUITY	5,937,581	(1,468,930)	4,468,651
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	48,612,426	(1,468,930)	47,143,496

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	6,583,566	-	6,583,566
Restricted cash	1,154,226	-	1,154,226
Trade receivables, net of provision	10,440,455	-	10,440,455
Inventory, net	9,162,934	-	9,162,934
Prepayments	1,602,793	(1,468,930)	133,863
Other current assets	2,931,877	-	2,931,877
Amounts due from affiliates	10,226,161	-	10,226,161
Total current assets	42,102,012	(1,468,930)	40,633,082
Property and equipment, net	2,050,850	-	2,050,850
Goodwill	39,436	-	39,436
TOTAL ASSETS	44,192,298	(1,468,930)	42,723,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	5,274.838	-	5,274,838
Obligations due under finance lease – current portion	110,996	-	110,996
Bills payable	2,659,191	-	2,659,191
Trade payables	1,063,265	-	1,063,265
Deposits received	16,306,698	-	16,306,698
Other current liabilities	7,088,429	-	7,088,429
Amounts due to affiliates	1,457,134	-	1,457,134
TOTAL LIABILITIES	33,960,551	-	33,960,551

Minority interests	4,918,636	-	4,918,636

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

Notes:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2008 and December 31, 2007.

2.
At September 30, 2008 and December 31, 2007, giving effect to the transactions related to the restatements discussed in this Note 12, there were issued and outstanding 23,323,860 shares of common stock.

The condensed consolidated statements of operation have been restated as follows:

Condensed Consolidated Statements of Operation

	For the 3 months ended September 30, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$31,321,200	$-	$31,321,200
Parts and services and others	2,040,951	-	2,040,951
Net sales	33,362,151	-	33,362,151

Cost of sales:
New and used vehicles	(27,544,207)	-	(27,544,207)
Parts and services and others	(512,122)	-	(512,122)
Total cost of sales	(28,056,329)	-	(28,056,329)

Gross profit:
New and used vehicles	3,776,993	-	3,776,993
Parts and services and others	1,528,829	-	1,528,829
Total gross profit	5,305,822	-	5,305,822

Selling, general and administrative expenses	(4,301,541)	-	(4,301,541)

Operating earnings	1,004,281	-	1,004,281

Other income (expenses)
Interest expenses	(150,640)	-	(150,640)
Share of result of an associate	-	-	-
Other income	327,101	-	327,101
Total other income (expenses)	176,461	-	176,461

Earnings before minority interests and income taxes	1,180,742	-	1,180,742

Provision for income taxes	-	-	-

Earnings before minority interests	1,180,742	-	1,180,742

Minority interests	(796,958)	-	(796,958)

Net earnings	$383,784	$-	$383,784

Earnings per share

Basic	$0.0132	$0.0033	$0.0165

Diluted	$0.0114	$0.0051	$0.0165

Weighted average number of common shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	33,673,729	(10,349,869)	23,323,860

	For the 9 months ended September 30, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$80,800,209	$-	$80,800,209
Parts and services and others	5,256,699	-	5,256,699
Net sales	86,056,908	-	86,056,908

Cost of sales:
New and used vehicles	(70,604,162)	-	(70,604,162)
Parts and services and others	(1,484,782)	-	(1,484,782)
Total cost of sales	(72,088,944)	-	(72,088,944)

Gross profit:
New and used vehicles	10,196,047	-	10,196,047
Parts and services and others	3,771,917	-	3,771,917
Total gross profit	13,967,964	-	13,967,964

Selling, general and administrative expenses	(12,544,791)	-	(12,544,791)

Operating earnings	1,423,173	-	1,423,173

Other income (expenses)
Interest expenses	(411,360)	-	(411,360)
Share of result of an associate	-	-	-
Other income	1,332,403	-	1,332,403
Total other income (expenses)	921,043	-	921,043

Earnings before minority interests and income taxes	2,344,216	-	2,344,216

Provision for income taxes	-	-	-

Earnings before minority interests	2,344,216	-	2,344,216

Minority interests	(1,799,361)	-	(1,799,361)

Net earnings	$544,855	$-	$544,855

Earnings per share

Basic	$0.0197	$0.0037	$0.0234

Diluted	$0.0169	$0.0065	$0.0234

Weighted average number of common shares outstanding

Basic	27,719,882	(4,396,022)	23,323,860

Diluted	32,289,501	(8,965,641)	23,323,860

	For the 3 months ended September 30, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$24,819,562	$-	$24,819,562
Parts and services and others	1,941,571	-	1,941,571
Net sales	26,761,133	-	26,761,133

Cost of sales:
New and used vehicles	(21,862,921)	-	(21,862,921)
Parts and services and others	(639,969)	-	(639,969)
Total cost of sales	(22,502,890)	-	(22,502,890)

Gross profit:
New and used vehicles	2,956,641	-	2,956,641
Parts and services and others	1,301,602	-	1,301,602
Total gross profit	4,258,243	-	4,258,243

Selling, general and administrative expenses	(3,453,237)	-	(3,453,237)

Operating earnings	805,006	-	805,006

Other income (expenses)
Interest expenses	(158,803)	-	(158,803)
Share of result of an associate	(71,615)	-	(71,615)
Other income	274,928	-	274,928
Total other income (expenses)	44,510	-	44,510

Earnings before minority interests and income taxes	849,516	-	849,516

Provision for income taxes	-	-	-

Earnings before minority interests	849,516	-	849,516

Minority interests	(539,044)	-	(539,044)

Net earnings	$310,472	$-	$310,472

Earnings per share

Basic	$0.0127	$0.0030	$0.0157

Diluted	$0.0092	$0.0065	$0.0157

Weighted average number of common shares outstanding

Basic	24,534,443	(4,748,607)	19,785,836

Diluted	33,673,679	(13,887,843)	19,785,836

	For the 9 months ended September 30, 2007
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$64,290,343	$-	$64,290,343
Parts and services and others	4,597,838	-	4,597,838
Net sales	68,888,181	-	68,888,181

Cost of sales:
New and used vehicles	(57,008,236)	-	(57,008,236)
Parts and services and others	(1,408,830)	-	(1,408,830)
Total cost of sales	(58,417,066)	-	(58,417,066)

Gross profit:
New and used vehicles	7,282,107	-	7,282,107
Parts and services and others	3,189,008	-	3,189,008
Total gross profit	10,471,115	-	10,471,115

Selling, general and administrative expenses	(9,066,006)	-	(9,066,006)

Operating earnings	1,405,109	-	1,405,109

Other income (expenses)
Interest expenses	(580,783)	-	(580,783)
Share of result of an associate	(149,675)	-	(149,675)
Other income	759,760	-	759,760
Total other income (expenses)	29,302	-	29,302

Earnings before minority interests and income taxes	1,434,411	-	1,434,411

Provision for income taxes	-	-	-

Earnings before minority interests	1,434,411	-	1,434,411

Minority interests	(995,340)	-	(995,340)

Net earnings	$439,071	$-	$439,071

Earnings per share

Basic	$0.0243	$(0.0021)	$0.0222

Diluted	$0.0161	$0.0061	$0.0222

Weighted average number of common shares outstanding

Basic	18,057,181	1,728,655	19,785,836

Diluted	27,196,417	(7,410,581)	19,785,836

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

RESTATEMENTS

The Company is restating its consolidated financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2008. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 12 of the Notes to the consolidated financial statements included in this Report.

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

New vehicles sales increased approximately $19,118,000 or 40.1% from the first nine months of 2007 to the same period of 2008 while the quantity of new vehicles sold increased 42.1% for the same period. This was primarily due to the launch of the Ferrari 8-cylinder sports car, the “430 Scuderia”, and an increase in deliveries of the Maserati 8-cylinder two-door 2+2 coupe, the “GranTurismo”, which was launched in the last quarter of 2007. The used vehicles sales decreased approximately $2,608,000 or 15.7% from the first nine months of 2007 to the same period of 2008 while the quantity of used vehicles sold decreased 24.7% for the same period.

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

New vehicles sales increased approximately $6,072,000 or 29.5% from the third quarter of 2007 to the same period of 2008 while the quantity of new vehicles sold increased 12% for the same period. This increase in sales of vehicles was primarily due to the launch of the Ferrari 8-cylinder sports car, the “430 Scuderia”, and an increase in deliveries of the Maserati 8-cylinder, two-door 2+2 coupe, the “GranTurismo”, which was launched in the last quarter of 2007. The used vehicles sales increased approximately $429,000 or 10.2% from the third quarter of 2007 to the same period of 2008 while the quantity of used vehicles sold maintained at the same level for both periods.

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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at September 30, 2008 by approximately $9,300,000, an increase of $2,628,000 from December 31, 2007. The ratio of our current assets to our current liabilities was 1.26 to 1 at September 30, 2008 compared to 1.2 to 1 at December 31, 2007. At September 30, 2008, our current assets of approximately $45,257,000 included approximately $16,087,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $35,957,000 included customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $21,567,000.

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

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended September 30, 2008, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements”, as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of September 30, 2008.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of September 30, 2008.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)