Form 10-Q/A
period 2009-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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

The number of shares of common stock, $0.005 par value, outstanding as of the close of business on August 6, 2009 was 23,323,860.

EXPLANATORY NOTE

As used in this Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the six months ended June 30, 2009 (the “Second Quarter 2009 Form 10-Q”), the terms “we”, “us”, “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our Second Quarter 2009 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008.

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

•
on August 16, 2006, prior management filed an amendment to our Articles of Incorporation purporting to designate 2,000,000 shares of the “blank check” preferred stock as “Series A Convertible Preferred Stock” (the “Certificate of Designation”); and

i

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at June 30, 2009 and December 31, 2008, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at June 30, 2009 and December 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2009 and December 31, 2008;

•
on the condensed consolidated statement of operations, for the three months and six months ended June 30, 2009, basic and diluted loss per share increased by $0.0062 and $0.02, respectively, for the three months ended June 30, 2008, basic and diluted earnings per share increased by $0.0033 and $0.0052, respectively, and for the six months ended June 30, 2008, basic and diluted earnings per share increased by $0.0010 and $0.0019, respectively; and

•
for the three and six months ended June 30, 2009, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250, for the three months ended June 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250 and 10,349,869, respectively, and for the six months ended June 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 3,696,303 and 8,265,922, respectively.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the Second Quarter 2009 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

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

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the Second Quarter 2009 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Second Quarter 2009 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the Second Quarter 2009 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Second Quarter 2009 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Second Quarter 2009 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	December 31, 2008
	(Restated) (Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,976,626	$5,827,132
Restricted cash	4,401,745	4,427,439
Trade receivables, net of provision	4,337,098	11,761,228
Inventory, net	18,787,210	12,670,567
Prepayments	514,074	483,952
Other current assets	7,346,658	6,419,106
Amounts due from affiliates	11,980,930	11,147,103
Total current assets	49,344,341	52,736,527
Property and equipment, net	2,710,270	2,905,927
Goodwill	39,734	39,734
TOTAL ASSETS	$52,094,345	$55,682,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,623,472	$9,935,435
Bills payable	473,911	1,333,502
Trade payables	5,311,553	3,795,196
Deposits received	20,982,234	19,887,368
Other current liabilities	3,457,964	7,405,454
Amounts due to affiliates	4,693,679	2,433,340
TOTAL LIABILITIES	44,542,813	44,790,295

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005. Issued and outstanding: 23,323,860 shares as at June 30, 2009; (23,323,860 shares as at December 31, 2008)	116,619	116,619
Additional paid-in-capital	4,119,108	4,119,108
Accumulated other comprehensive income	253,856	247,279
Accumulated deficit	(3,039,870)	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	1,449,713	3,787,560
Noncontrolling interests	6,101,819	7,104,333
TOTAL EQUITY	7,551,532	10,891,893

TOTAL LIABILITIES AND EQUITY	$52,094,345	$55,682,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Sales:
New and used vehicles	$35,102,716	$29,565,593	$49,824,806	$49,479,009
Parts and services and others	1,685,642	1,482,646	2,969,440	2,844,561
Fashion apparel and accessories	459,724	199,691	881,905	371,187
Net sales	37,248,082	31,247,930	53,676,151	52,694,757

Cost of sales:
New and used vehicles	(31,842,214)	(25,574,673)	(45,918,391)	(43,059,955)
Parts and services and others	(314,657)	(360,382)	(500,464)	(728,632)
Fashion apparel and accessories	(710,677)	(112,612)	(1,123,081)	(244,028)
Total cost of sales	(32,867,548)	(26,047,667)	(47,541,936)	(44,032,615)

Gross profit:
New and used vehicles	3,260,502	3,990,920	3,906,415	6,419,054
Parts and services and others	1,370,985	1,122,264	2,468,976	2,115,929
Fashion apparel and accessories	(250,953)	87,079	(241,176)	127,159
Total gross profit	4,380,534	5,200,263	6,134,215	8,662,142

Selling, general and administrative expenses	(5,155,112)	(4,469,773)	(9,825,203)	(8,243,250)

Operating (loss) / earnings	(774,578)	730,490	(3,690,988)	418,892

Other income (expenses)
Interest expenses and other finance costs	(214,085)	(128,957)	(405,141)	(260,720)
Other income	343,377	683,742	770,055	1,005,302
Total other income	129,292	554,785	364,914	744,582

(Loss) / earnings before income taxes	(645,286)	1,285,275	(3,326,074)	1,163,474

Provision for income taxes	(30,254)	-	(30,254)	-

Net (loss) / earnings including noncontrolling interests	(675,540)	1,285,275	(3,356,328)	1,163,474

Net (loss) / earnings attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	(722,273)	390,391	(2,344,424)	161,071
Noncontrolling interests	46,733	894,884	(1,011,904)	1,002,403

	(675,540)	1,285,275	$(3,356,328)	$1,163,474

(Loss) / earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	(0.0310)	0.0167	$(0.1005)	$0.0069

Diluted	(0.0310)	0.0167	$(0.1005)	$0.0069

Weighted average number of common stock outstanding
Basic	23,323,860	23,323,860	23,323,860	23,323,860

Diluted	23,323,860	23,323,860	23,323,860	23,323,860

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

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors. For the six months ended June 30, 2009 and 2008, the Company had two vendors that each accounted for more than 10% of total supply purchases. If either of these vendors terminates their relationship with the Company or if the Company’s supply from these vendors is interrupted or terminated for any reason, the Company may not have sufficient time to replace the supply of products from the remaining vendors or other vendors to be engaged.  Any such interruption would negatively impact the Company’s ability to sell and distribute its products.  However, the suppliers’ concentration of credit risk does not affect the concentration of credit risk with respect to trade payables as the Company makes the purchases through facilities provided by banks and financial institutions.

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

NOTE 4.  (LOSS) / EARNINGS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months and six months ended June 30:

	Three months ended June 30,		Six months ended June, 30
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)

Numerator:
Net (loss)/earnings attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(722,273)	$390,391	$(2,344,424)	$161,071

Denominator:
Weighted average common stock outstanding	23,323,860	23,323,860	23,323,860	23,323,860

Basic net (loss)/earnings per share	$(0.0310)	$0.0167	$(0.1005)	$0.0069

Diluted net (loss)/earnings per share	$(0.0310)	$0.0167	$(0.1005)	$0.0069

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	June 30,	December 31,
	2009	2008

New vehicles	$9,808,576	$4,003,200
Used vehicles	5,825,363	4,837,562
Fashion apparel	565,818	1,716,163
Parts, accessories and others	2,587,453	2,113,642
	$18,787,210	$12,670,567

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

The Company has determined that: (i) the amendment (the “Preferred Stock Amendment”) to the Company’s Articles of Incorporation (the “Articles”), dated April 7, 2006, pursuant to which a class of “blank check” preferred stock was purportedly created, is invalid and of no force or effect because, while Article II, Section 10 of the Company’s By-Laws requires that if the Company’s stockholders elect to act by written consent they must do so unanimously, the Preferred Stock Amendment was approved only by the written consent of a majority of the Company’s stockholders, (ii) the Certificate of Designation (the “Certificate of Designation”), dated August 16, 2006, purportedly designating 2,000,000 shares of the Company’s purported “blank check” preferred stock as “Series A Convertible Preferred Stock”, is invalid and of no force and effect because, at the time of the filing of the Certificate of Designation, the Company’s Articles did not authorize the Company’s Board of Directors to designate the rights, preferences and privileges of the Company’s purported “blank check” preferred stock, and (iii) the amendment (the “Common Stock Amendment”) to the Company’s Articles, dated December 18, 2006, pursuant to which the Company purported to increase the number of shares of authorized common stock from 100,000,000 shares to 400,000,000 shares, is invalid and of no force or effect because, while Article II, Section 10 of the Company’s By-Laws requires that if the Company’s stockholders elect to act by written consent they must do so unanimously, the Common Stock Amendment was approved only by the written consent of a majority of the Company’s stockholders.  As a result, the Company has determined that the Company has never been authorized to issue any shares of any class or series of preferred stock, including the Preferred Shares, and that the total number of authorized shares of common stock of the Company is 100,000,000 shares.

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

The Company’s total authorized capital at June 30, 2009 is 100,000,000 shares of common stock, par value $0.005 per share.  At June 30, 2009, 23,323,860 shares of common stock were issued and outstanding.

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

In December 2006, the Company had delivered 65,454 shares of preferred stock to Bern Noble, Ltd. (“Bern Noble”) for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As discussed in the Explanatory Note at the beginning of this Report and as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.  In connection with the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock.  The Company also agreed to replace the shares with an equal number of new shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Amended Share Exchange Agreement.  The Company agreed to deliver the replacement shares in nine monthly installments.

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

NOTE 10.  COMPREHENSIVE INCOME INFORMATION

(a)           The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the six months ended June 30 is as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2009	$(695,446)	$247,279	$7,104,333	$6,656,166
Net loss	(1,622,151)	-	(1,058,637)	(2,680,788)
Translation adjustments	-	(1,214)	-	(1,214)
At March 31, 2009	(2,317,597)	246,065	6,045,696	3,974,164
Net (loss)/earnings	(722,273)	-	46,733	(675,540)
Translation adjustments	-	7,791	9,390	17,181
At June 30, 2009	$(3,039,870)	$253,856	$6,101,819	$3,315,805

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2008	$(510,438)	$118,892	$4,918,636	$4,527,090
Net (loss)/earnings	(229,320)	-	107,519	(121,801)
Translation adjustments	-	96,619	-	96,619
At March 31, 2008	(739,758)	215,511	5,026,155	4,501,908
Net earnings	390,391	-	894,884	1,285,275
Translation adjustments	-	32,934	-	32,934
At June 30, 2008	$(349,367)	$248,445	$5,921,039	$5,820,117

(b)           Condensed consolidated statement of comprehensive income (loss)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net (loss) / earnings including noncontrolling interest	$(675,540)	$1,285,275	$(3,356,328)	$1,163,474
Other comprehensive income, net of tax:
Translation adjustments	17,181	32,934	15,967	129,553
Comprehensive (loss) / income including noncontrolling interest:	(658,359)	1,318,209	(3,340,361)	1,293,027
Net loss/(income)	(46,733)	(894,884)	1,011,904	(1,002,403)
Translation adjustments	(9,390)	-	(9,390)	-
Comprehensive (loss) / earnings attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(714,482)	$423,325	$(2,337,847)	$290,624

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

Information by industry segment is set forth below for the three months and six months ended June 30, 2009:

Three months ended June 30, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$36,788,358	$459,724	$-	$-	$37,248,082
Inter-segment sales	-	-	-	-	-
Net sales	36,788,358	$459,724	-	-	37,248,082

Results
Operating loss	(160,336)	(594,865)	(19,377)	-	(774,578)

Interest revenue	3,217	-	-	-	3,217

Interest expense	(207,028)	(7,057)	-	-	(214,085)

Other income	338,819	1,341	-	-	340,160

Loss before income taxes					(645,286)

Provision for income tax	(30,254)	-	-	-	(30,254)

Net loss					(675,540)

Six months ended June 30, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$52,794,246	$881,905	$-	$-	$53,676,151
Inter-segment sales	-	-	-	-	-
Net sales	52,794,246	$881,905	-	-	53,676,151

Results
Operating loss	(2,304,350)	(943,469)	(443,169)	-	(3,690,988)

Interest revenue	15,730	-	-	-	15,730

Interest expense	(392,123)	(13,018)	-	-	(405,141)

Other income	726,872	27,453	-	-	754,325

Loss before income taxes					(3,326,074)

Provision for income tax	(30,254)	-	-	-	(30,254)

Net loss					(3,356,328)

Three months ended June 30, 2008	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$31,048,239	$199,691	$-	$-	$31,247,930
Inter-segment sales	-	-	-	-	-
Net sales	31,048,239	$199,691	-	-	31,247,930

Results
Operating earnings/(loss)	1,068,241	(414,081)	76,330	-	730,490

Interest revenue	10,778	-	-	-	10,778

Interest expense	(124,588)	(4,369)	-	-	(128,957)

Other income	671,791	1,173	-	-	672,964

Earnings before income taxes					1,285,275

Provision for income tax	-	-	-	-	-

Net earnings					1,285,275

Six months ended June 30, 2008	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$52,323,570	$371,187	$-	$-	$52,694,757
Inter-segment sales	-	-	-	-	-
Net sales	52,323,570	$371,187	-	-	52,694,757

Results
Operating earnings/(loss)	1,217,674	(711,704)	(87,078)	-	418,892

Interest revenue	42,435	-	-	-	42,435

Interest expense	(255,179)	(5,541)	-	-	(260,720)

Other income	960,569	2,298	-	-	962,867

Earnings before income taxes					1,163,474

Provision for income tax	-	-	-	-	-

Net earnings					1,163,474

	Vehicles	Fashion Apparel	Corporate	Consolidated
2009
Total assets (Restated)	$50,954,803	$1,139,054	$488	$52,094,345
Depreciation and amortization	517,036	33,659	-	550,695
Net capital expenditures	340,937	7,879	-	348,816

2008
Total assets (Restated)	$46,726,035	$1,663,996	$488	$48,390,519
Depreciation and amortization	374,103	29,923	-	404,026
Net capital expenditures	273,785	221,358	-	495,143

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at June 30, 2009 and December 31, 2008, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at June 30, 2009 and December 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders' equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2009 and December 31, 2008;

•
on the condensed consolidated statement of operations, for the three months and six months ended June 30, 2009, basic and diluted loss per share increased by $0.0062 and $0.02, respectively, for the three months ended June 30, 2008, basic and diluted earnings per share increased by $0.0033 and $0.0052, respectively, and for the six months ended June 30, 2008, basic and diluted earnings per share increased by $0.0010 and $0.0019, respectively; and

•
for the three and six months ended June 30, 2009, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250, for the three months ended June 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250 and 10,349,869, respectively, and for the six months ended June 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 3,696,303 and 8,265,922, respectively.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of June 30, 2009
	As Previously Reported		Adjustments		As Restated
ASSETS	$		$		$
Current assets:
Cash and cash equivalents		1,976,626		-		1,976,626
Restricted cash		4,401,745		-		4,401,745
Trade receivables, net of provision		4,337,098		-		4,337,098
Inventory, net		18,787,210		-		18,787,210
Prepayments		1,983,004		(1,468,930)		514,074
Other current assets		7,346,658		-		7,346,658
Amounts due from affiliates		11,980,930		-		11,980,930
Total current assets		50,813,271		(1,468,930)		49,344,341
Property and equipment, net		2,710,270		-		2,710,270
Goodwill		39,734		-		39,734
TOTAL ASSETS		53,563,275		(1,468,930)		52,094,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings		9,623,472		-		9,623,472
Bills payable		473,911		-		473,911
Trade payables		5,311,553		-		5,311,553
Deposits received		20,982,234		-		20,982,234
Other current liabilities		3,457,964		-		3,457,964
Amounts due to affiliates		4,693,679		-		4,693,679
TOTAL LIABILITIES		44,542,813		-		44,542,813

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2009: 247,798 (note 1)		248		(248)		-
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2009: 29,104,110 (note 2)		145,521		(28,902)		116,619
Additional paid-in capital		5,558,888		(1,439,780)		4,119,108
Accumulated other comprehensive income		253,856		-		253,856
Accumulated deficit		(3,039,870)		-		(3,039,870)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY		2,918,643		(1,468,930)		1,449,713
Noncontrolling interests		6,101,819		-		6,101,819
TOTAL STOCKHOLDERS’ EQUITY		9,020,462		(1,468,930)		7,551,532
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		53,563,275		(1,468,930)		52,094,345

	As of December 31, 2008
	As Previously Reported		Adjustments		As Restated
ASSETS	$		$		$
Current assets:
Cash and cash equivalents		5,827,132		-		5,827,132
Restricted cash		4,427,439		-		4,427,439
Trade receivables, net of provision		11,761,228		-		11,761,228
Inventory, net		12,670,567		-		12,670,567
Prepayments		1,952,882		(1,468,930)		483,952
Other current assets		6,419,106		-		6,419,106
Amounts due from affiliates		11,147,103		-		11,147,103
Total current assets		54,205,457		(1,468,930)		52,736,527
Property and equipment, net		2,905,927		-		2,905,927
Goodwill		39,734		-		39,734
TOTAL ASSETS		57,151,118		(1,468,930)		55,682,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings		9,935,435		-		9,935,435
Bills payable		1,333,502		-		1,333,502
Trade payables		3,795,196		-		3,795,196
Deposits received		19,887,368		-		19,887,368
Other current liabilities		7,405,454		-		7,405,454
Amounts due to affiliates		2,433,340		-		2,433,340
TOTAL LIABILITIES		44,790,295		-		44,790,295

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

Notes:

1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at June 30, 2009 and December 31, 2008.

2.	At June 30, 2009 and December 31, 2008, giving effect to the transactions related to the restatements discussed in this Note 14, there were issued and outstanding 23,323,860 shares of common stock.

The condensed consolidated statements of operations have been restated as follows:

Condensed Consolidated Statement of Operations

	For the 3 months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$35,102,716	$-	$35,102,716
Parts and services and others	1,685,642	-	1,685,642
Fashion apparel and accessories	459,724	-	459,724
Net sales	37,248,082	-	37,248,082

Cost of sales:
New and used vehicles	(31,842,214)	-	(31,842,214)
Parts and services and others	(314,657)	-	(314,657)
Fashion apparel and accessories	(710,677)	-	(710,677)
Total cost of sales	(32,867,548)	-	(32,867,548)

Gross profit:
New and used vehicles	3,260,502	-	3,260,502
Parts and services and others	1,370,985	-	1,370,985
Fashion apparel and accessories	(250,953)	-	(250,953)
Total gross profit	4,380,534	-	4,380,534

Selling, general and administrative expenses	(5,155,112)	-	(5,155,112)

Operating loss	(774,578)	-	(774,578)

Other income (expenses)
Interest expenses and other finance costs	(214,085)	-	(214,085)
Other income	343,377	-	343,377
Total other income (expenses)	129,292	-	129,292

Loss before income taxes	(645,286)	-	(645,286)

Provision for income taxes	(30,254)	-	(30,254)

Net loss including noncontrolling interests	(675,540)	-	(675,540)

Net (loss) / earnings attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	(722,273)		(722,273)
Noncontrolling interests	46,733	-	46,733

	$(675,540)	$-	$(675,540)

Loss per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders

Basic	$(0.0248)	$(0.0062)	$(0.0310)

Diluted	$(0.0248)	$(0.0062)	$(0.0310)

Weighted average number of common shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	29,104,110	(5,780,250)	23,323,860

	For the 6 months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$49,824,806	$-	$49,824,806
Parts and services and others	2,969,440	-	2,969,440
Fashion apparel and accessories	881,905	-	881,905
Net sales	53,676,151	-	53,676,151

Cost of sales:
New and used vehicles	(45,918,391)	-	(45,918,391)
Parts and services and others	(500,464)	-	(500,464)
Fashion apparel and accessories	(1,123,081)	-	(1,123,081)
Total cost of sales	(47,541,936)	-	(47,541,936)

Gross profit:
New and used vehicles	3,906,415	-	3,906,415
Parts and services and others	2,468,976	-	2,468,976
Fashion apparel and accessories	(241,176)	-	(241,176)
Total gross profit	6,134,215	-	6,134,215

Selling, general and administrative expenses	(9,825,203)	-	(9,825,203)

Operating loss	(3,690,988)	-	(3,690,988)

Other income (expenses)
Interest expenses and other finance costs	(405,141)	-	(405,141)
Other income	770,055	-	770,055
Total other income (expenses)	364,914	-	364,914

Loss before income taxes	(3,326,074)	-	(3,326,074)

Provision for income taxes	(30,254)	-	(30,254)

Net loss including noncontrolling interests	(3,356,328)	-	(3,356,328)

Net (loss) / earnings attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	(2,344,424)		(2,344,424)
Noncontrolling interests	(1,011,904)	-	(1,011,904)

	$(3,356,328)	$-	$(3,356,328)

Loss per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders

Basic	$(0.0805)	$(0.0200)	$(0.1005)

Diluted	$(0.0805)	$(0.0200)	$(0.1005)

Weighted average number of common shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	29,104,110	(5,780,250)	23,323,860

	For the 3 months ended June 30, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$29,565,593	$-	$29,565,593
Parts and services and others	1,482,646	-	1,482,646
Fashion apparel and accessories	199,691	-	199,691
Net sales	31,247,930	-	31,247,930

Cost of sales:
New and used vehicles	(25,574,673)	-	(25,574,673)
Parts and services and others	(360,382)	-	(360,382)
Fashion apparel and accessories	(112,612)	-	(112,612)
Total cost of sales	(26,047,667)	-	(26,047,667)

Gross profit:
New and used vehicles	3,990,920	-	3,990,920
Parts and services and others	1,122,264	-	1,122,264
Fashion apparel and accessories	87,079	-	87,079
Total gross profit	5,200,263	-	5,200,263

Selling, general and administrative expenses	(4,469,773)	-	(4,469,773)

Operating earnings	730,490	-	730,490

Other income (expenses)
Interest expenses and other finance costs	(128,957)	-	(128,957)
Other income	683,742	-	683,742
Total other income (expenses)	554,785	-	554,785

Earnings before income taxes	1,285,275	-	1,285,275

Provision for income taxes	-	-	-

Net earnings including noncontrolling interests	1,285,275	-	1,285,275

Net earnings attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	390,391		390,391
Noncontrolling interests	894,884	-	894,884

	$1,285,275	$-	$1,285,275

Earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders

Basic	$0.0134	$0.0033	$0.0167

Diluted	$0.0115	$0.0052	$0.0167

Weighted average number of common shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	33,673,729	(10,349,869)	23,323,860

	For the 6 months ended June 30, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$49,479,009	$-	$49,479,009
Parts and services and others	2,844,561	-	2,844,561
Fashion apparel and accessories	371,187	-	371,187
Net sales	52,694,757	-	52,694,757

Cost of sales:
New and used vehicles	(43,059,955)	-	(43,059,955)
Parts and services and others	(728,632)	-	(728,632)
Fashion apparel and accessories	(244,028)	-	(244,028)
Total cost of sales	(44,032,615)	-	(44,032,615)

Gross profit:
New and used vehicles	6,419,054	-	6,419,054
Parts and services and others	2,115,929	-	2,115,929
Fashion apparel and accessories	127,159	-	127,159
Total gross profit	8,662,142	-	8,662,142

Selling, general and administrative expenses	(8,243,250)	-	(8,243,250)

Operating earnings	418,892	-	418,892

Other income (expenses)
Interest expenses and other finance costs	(260,720)	-	(260,720)
Other income	1,005,302	-	1,005,302
Total other income (expenses)	744,582	-	744,582

Earnings before income taxes	1,163,474	-	1,163,474

Provision for income taxes	-	-	-

Net earnings including noncontrolling interests	1,163,474	-	1,163,474

Net earnings attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	161,071		161,071
Noncontrolling interests	1,002,403	-	1,002,403

	$1,163,474	$-	$1,163,474

Earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders

Basic	$0.0059	$0.0010	$0.0069

Diluted	$0.0050	$0.0019	$0.0069

Weighted average number of common shares outstanding

Basic	27,020,163	(3,696,303)	23,323,860

Diluted	31,589,782	(8,265,922)	23,323,860

[End of condensed consolidated financial statements.]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. The words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, ”believe”,  ”plan”, “intend” or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in Hong Kong, Macau and China; (b) regulatory factors in Hong Kong, Macau and China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources;” and (f) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and China. Statements made herein are as of the date of the filing of this Form 10-Q with the United States Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RESTATEMENTS

The Company is restating its consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2009. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 14 of the Notes to the consolidated financial statements included in this Report.

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

THE BUSINESS OF CPMM ASIA

On January 18, 2008, CPMM Asia entered into a License and Supply Agreement (the “Agreement”) with Akkurate Ltd. (“Akkurate”) and Falber Confezioni S.R.L. (“Falber”) for a term of 10 seasons through approximately January 31, 2013. The Agreement granted CPMM Asia the exclusive right to sell men’s and women’s Ready-to-Wear John Richmond, Richmond X, and Richmond Denim (“Products”) and to open points of sale identified by the signs of Products identified by the ”John Richmond”, “Richmond”, “Richmond X”, and “Richmond Denim” marks (collectively, the “Signs”) in China, Hong Kong, Macau and Taiwan (the “Exclusivity Area”), which Products would be supplied by Falber.  Two mono brand shops were opened in Hong Kong after the signing of the license and supply agreement.

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

•	For the six months ended June 30, 2009, our inventory increased by approximately $6,142,000, which was caused by overall unfavorable economic conditions, including a decline in consumer confidence.

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

 WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at June 30, 2009 by approximately $4,801,000, a decrease of $3,145,000 from December 31, 2008. The ratio of our current assets to our current liabilities was 1.11 to 1 at June 30, 2009 compared to 1.18 to 1 at December 31, 2008. At June 30, 2009, our current assets of approximately $49,344,000 included approximately $18,787,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $44,543,000 included non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $20,982,000.

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

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended June 30, 2009, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements”, as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of June 30, 2009.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of June 30, 2009.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

PART II.OTHER INFORMATION

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