Form 10-Q/A
period 2009-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-05-28
CIK 1309346

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
Yes  ☐   No  ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on November 9, 2009 was 23,323,860.

EXPLANATORY NOTE

As used in this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the nine months ended September 30, 2009 (the “Third Quarter 2009 Form 10-Q”), the terms “we”, “us”, “our” and the “Company” mean China Premium Lifestyle Enterprise, Inc., a Nevada corporation, and our consolidated subsidiaries, taken together as a whole.

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

This Form 10-Q/A to our Third Quarter 2009 Form 10-Q is being filed with the Securities and Exchange Commission (the “SEC”) to amend and restate our consolidated unaudited interim financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008.

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at September 30, 2009 and December 31, 2008, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at September 30, 2009 and December 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders’ equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2009 and December 31, 2008;

•
on the condensed consolidated statement of operations, for the three months ended September 30, 2009, basic and diluted loss per share increased by $0.0155, for the nine months ended September 30, 2009, basic and diluted loss per share increased by $0.0355, for the three months ended September 30, 2008, basic and diluted earnings per share increased by $0.0033 and $0.0051, respectively, and for the nine months ended September 30, 2008, basic and diluted earnings per share increased by $0.0037 and $0.0065, respectively; and

•
for the three and nine months ended September 30, 2009, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250, for the three months ended September 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250 and 10,349,869, respectively, and for the nine months ended September 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 4,396,022 and 8,965,641, respectively.

The restatements had no impact on the Company’s cash or cash flows.

Scope of This Form 10-Q/A

This Form 10-Q/A sets forth the Third Quarter 2009 Form 10-Q in its entirety.  The following Items contain amended disclosures relating to the restatements:

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

Other than the amendments to the disclosures in the Items listed above, no other material modifications or updates have been made to the Third Quarter 2009 Form 10-Q.  Information not affected by the Items listed above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Third Quarter 2009 Form 10-Q.  Further, other than the amendments to the disclosures in the Items listed above, this Form 10-Q/A does not describe events occurring after the Third Quarter 2009 Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Third Quarter 2009 Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Third Quarter 2009 Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	September 30,	December 31,
	2009	2008
	(Restated) (Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,326,567	$5,827,132
Restricted cash	4,402,254	4,427,439
Trade receivables, net of provision	1,491,602	11,761,228
Inventory, net	20,632,335	12,670,567
Prepayments	385,333	483,952
Other current assets	4,130,960	6,419,106
Amounts due from affiliates	12,569,307	11,147,103
Total current assets	46,938,358	52,736,527
Property and equipment, net	4,603,368	2,905,927
Goodwill	39,730	39,734
TOTAL ASSETS	$51,581,456	$55,682,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,867,915	$9,935,435
Bills payable	926,204	1,333,502
Trade payables	4,808,119	3,795,196
Deposits received	23,863,770	19,887,368
Other current liabilities	2,305,995	7,405,454
Amounts due to affiliates	4,677,172	2,433,340
Total current liabilities	45,449,175	44,790,295
Long-term borrowing	1,060,091	-
TOTAL LIABILITIES	46,509,266	44,790,295

Commitments and Contingencies

Stockholders’ equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005 Issued and outstanding: 23,323,860 shares as at September 30, 2009; (23,323,860 shares as at December 31, 2008)	116,619	116,619
Additional paid-in-capital	4,119,108	4,119,108
Accumulated other comprehensive income	286,220	247,279
Accumulated deficit	(4,866,598)	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	(344,651)	3,787,560
Noncontrolling interests	5,416,841	7,104,333
TOTAL EQUITY	5,072,190	10,891,893

TOTAL LIABILITIES AND EQUITY	$51,581,456	$55,682,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Sales:
New and used vehicles	$27,391,199	$31,321,200	$77,216,005	$80,800,209
Parts and services and others	2,442,121	1,777,790	5,411,561	4,622,351
Fashion apparel and accessories	299,423	263,161	1,181,328	634,348
Net sales	30,132,743	33,362,151	83,808,894	86,056,908

Cost of sales:
New and used vehicles	(25,908,646)	(27,544,207)	(71,827,037)	(70,604,162)
Parts and services and others	(612,026)	(352,910)	(1,112,490)	(1,081,542)
Fashion apparel and accessories	(457,918)	(159,212)	(1,580,999)	(403,240)
Total cost of sales	(26,978,590)	(28,056,329)	(74,520,526)	(72,088,944)

Gross profit:
New and used vehicles	1,482,553	3,776,993	5,388,968	10,196,047
Parts and services and others	1,830,095	1,424,880	4,299,071	3,540,809
Fashion apparel and accessories	(158,495)	103,949	(399,671)	231,108
Total gross profit	3,154,153	5,305,822	9,288,368	13,967,964

Selling, general and administrative expenses	(5,516,916)	(4,301,541)	(15,342,119)	(12,544,791)

Operating (loss) / earnings	(2,362,763)	1,004,281	(6,053,751)	1,423,173

Other income (expenses)
Interest expenses and other finance costs	(218,630)	(150,640)	(623,771)	(411,360)
Other income	35,391	327,101	805,446	1,332,403
Total other income (expenses)	(183,239)	176,461	181,675	921,043

(Loss) / earnings before income taxes	(2,546,002)	1,180,742	(5,872,076)	2,344,216

Provision for income taxes	(41)	-	(30,295)	-

Net (loss) / earnings including noncontrolling interests	(2,546,043)	1,180,742	(5,902,371)	2,344,216

Net (loss) / earnings attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	(1,826,728)	383,784	(4,171,152)	544,855
Noncontrolling interests	(719,315)	796,958	(1,731,219)	1,799,361

	(2,546,043)	1,180,742	$(5,902,371)	$2,344,216

(Loss) / earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$(0.0783)	$0.0165	$(0.1788)	$0.0234

Diluted	$(0.0783)	$0.0165	$(0.1788)	$0.0234

Weighted average number of common stock outstanding
Basic	23,323,860	23,323,860	23,323,860	23,323,860

Diluted	23,323,860	23,323,860	23,323,860	23,323,860

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

NOTE 4.  (LOSS) / EARNINGS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)
Numerator:
Net (loss)/earnings attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(1,826,728)	$383,784	$(4,171,152)	$544,855

Denominator:
Weighted average common stock outstanding	23,323,860	23,323,860	23,323,860	23,323,860

Basic net (loss)/earnings per share	$(0.0783)	$0.0165	$(0.1788)	$0.0234

Diluted net (loss)/earnings per share	$(0.0783)	$0.0165	$(0.1788)	$0.0234

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	September 30,	December 31,
	2009	2008
New vehicles	$13,286,085	$4,003,200
Used vehicles	4,269,719	4,837,562
Fashion apparel	292,884	1,716,163
Parts, accessories and others	2,783,647	2,113,642
	$20,632,335	$12,670,567

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

The Company’s total authorized capital at September 30, 2009 is 100,000,000 shares of common stock, par value $0.005 per share.  At September 30, 2009, 23,323,860 shares of common stock were issued and outstanding.

NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

Litigation, Claims and Assessments

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. Except as set forth herein, it is the Company’s belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.  The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a)       The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the nine months ended September 30 is as follows:

	China Premium Lifestyle Enterprise, Inc. common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
(Unaudited)
At January 1, 2009	$(695,446)	$247,279	$7,104,333	$6,656,166
Net loss	(1,622,151)	-	(1,058,637)	(2,680,788)
Translation adjustments	-	(1,214)	-	(1,214)
At March 31, 2009	(2,317,597)	246,065	6,045,696	3,974,164
Net (loss)/earnings	(722,273)	-	46,733	(675,540)
Translation adjustments	-	7,791	9,390	17,181
At June 30,2009	(3,039,870)	253,856	6,101,819	3,315,805
Net loss	(1,826,728)	-	(719,315)	(2,546,043)
Translation adjustments	-	32,364	34,337	66,701
At September 30, 2009	$(4,866,598)	$286,220	$5,416,841	$836,463

	China Premium Lifestyle Enterprise, Inc. common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
(Unaudited)
At January 1, 2008	$(510,438)	$118,892	$4,918,636	$4,527,090
Net (loss)/earnings	(229,320)	-	107,519	(121,801)
Translation adjustments	-	96,619	-	96,619
At March 31, 2008	(739,758)	215,511	5,026,155	4,501,908
Net earnings	390,391	-	894,884	1,285,275
Translation adjustments	-	32,934	-	32,934
At June 30, 2008	(349,367)	248,445	5,921,039	5,820,117
Net earnings	383,784	-	796,958	1,180,742
Translation adjustments	-	(49,938)	-	(49,938)
At September 30, 2008	$34,417	$198,507	$6,717,997	$6,950,921

(b)       Condensed consolidated statements of comprehensive income (loss)/earnings

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) /earnings including noncontrolling interest	$(2,546,043)	$1,180,742	$(5,902,371)	$2,344,216
Other comprehensive income, net of tax:
Translation adjustments	66,701	(49,938)	82,668	79,615
Comprehensive (loss) /earnings including noncontrolling interest	(2,479,342)	1,130,804	(5,819,703)	2,423,831
Comprehensive loss /(income) attributable to noncontrolling interest:
Net loss /(income)	719,315	(796,958)	1,731,219	(1,799,361)
Translation adjustments	(34,337)	-	(43,727)	-
Comprehensive (loss) /earnings attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(1,794,364)	$333,846	$(4,132,211)	$624,470

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

Information by industry segment is set forth below for the three months and nine months ended September 30:

Three months ended September 30, 2009 (Unaudited)	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$29,833,320	$299,423	$-	$-	$30,132,743
Inter-segment sales	-	-	-	-	-
Net sales	29,833,320	$299,423	-	-	30,132,743

Results
Operating earnings/(loss)	(1,231,196)	(782,650)	(348,917)	-	(2,362,763)

Interest revenue	2,244	-	-	-	2,244

Interest expense	(214,234)	(4,396)	-	-	(218,630)

Other income	32,803	344	-	-	33,147

Loss before income taxes					(2,546,002)

Provision for income tax	(41)	-	-	-	(41)

Net loss					(2,546,043)

Nine months ended September 30, 2009 (Unaudited)	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$82,627,566	$1,181,328	$-	$-	$83,808,894
Inter-segment sales	-	-	-	-	-
Net sales	82,627,566	$1,181,328	-	-	83,808,894

Results
Operating loss	(3,535,546)	(1,726,119)	(792,086)	-	(6,053,751)

Interest revenue	17,974	-	-	-	17,974

Interest expense	(606,357)	(17,414)	-	-	(623,771)

Other income	759,675	27,797	-	-	787,472

Loss before income taxes					(5,872,076)

Provision for income tax	(30,295)	-	-	-	(30,295)

Net loss					(5,902,371)

Three months ended September 30, 2008 (Unaudited)	Vehicles		Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$33,098,990		$263,161	$-	$-	$33,362,151
Inter-segment sales	-		-	-	-	-
Net sales	33,098,990		$263,161	-	-	33,362,151

Results
Operating earnings/(loss)	1,407,241		(368,663)	(34,297)	-	1,004,281

Interest revenue	17,249		11,958	-	-	29,207

Interest expense	(145,912)		(4,728)	-	-	(150,640)

Other income	284,082		13,812	-	-	297,894

Earnings before income taxes						1,180,742

Provision for income tax		-	-	-	-	-

Net earnings						1,180,742

Nine months ended September 30, 2008 (Unaudited)	Vehicles		Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$85,422,560		$634,348	$-	$-	$86,056,908
Inter-segment sales	-		-	-	-	-
Net sales	85,422,560		$634,348	-	-	86,056,908

Results
Operating earnings/(loss)	2,624,915		(1,080,367)	(121,375)	-	1,423,173

Interest revenue	59,684		11,958	-	-	71,642

Interest expense	(401,091)		(10,269)	-	-	(411,360)

Other income	1,244,651		16,110	-	-	1,260,761

Earnings before income taxes						2,344,216

Provision for income tax		-	-	-	-	-

Net earnings						2,344,216

	Vehicles	Fashion Apparel	Corporate	Consolidated
2009
Total assets (Restated)	$51,025,202	$555,766	$488	$51,581,456
Depreciation and amortization	878,961	17,943	-	896,904
Net capital expenditures	2,794,757	7,879	-	2,802,636

2008
Total assets (Restated)	$44,162,665	$2,980,343	$488	$47,143,496
Depreciation and amortization	555,398	49,022	-	604,420
Net capital expenditures	329,417	250,017	-	579,434

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

The Company was advised that the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment were invalid and of no force and effect.  Further, the Company was advised that the Company was never authorized to issue any shares of any class or series of preferred stock, including the Exchange Shares, the Bern Noble Shares and the HEL Shares, and that any shares of common stock underlying the shares of preferred stock would also not have been authorized.  In addition, the Company was advised that the Company was never authorized to issue any shares of common stock in excess of 100,000,000 shares,

Upon learning of the invalidity of the Preferred Stock Amendment, the Certificate of Designation and the Common Stock Amendment:

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

The following describes the restatements to the Company’s condensed consolidated financial statements:

•
on the condensed consolidated balance sheets, at September 30, 2009 and December 31, 2008, prepayments decreased by $1,468,930 to reflect the return for cancellation of the disputed shares of preferred stock and common stock in connection with the settlement of the Federal Court Action.  Accordingly, at September 30, 2009 and December 31, 2008, preferred stock decreased by $248, common stock decreased by $28,902, additional paid-in-capital decreased by $1,439,780 and stockholders’ equity decreased by $1,468,930. Further, all references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2009 and December 31, 2008;

•
on the condensed consolidated statement of operations, for the three months ended September 30, 2009, basic and diluted loss per share increased by $0.0155, for the nine months ended September 30, 2009, basic and diluted loss per share increased by $0.0355, for the three months ended September 30, 2008, basic and diluted earnings per share increased by $0.0033 and $0.0051, respectively, and for the nine months ended September 30, 2008, basic and diluted earnings per share increased by $0.0037 and $0.0065, respectively; and

•
for the three and nine months ended September 30, 2009, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250, for the three months ended September 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 5,780,250 and 10,349,869, respectively, and for the nine months ended September 30, 2008, the basic and diluted weighted average number of outstanding shares decreased by 4,396,022 and 8,965,641, respectively.

The restatements had no impact on the Company’s cash or cash flows.

The condensed consolidated balance sheets have been restated as follows:

Condensed Consolidated Balance Sheets

	As of September 30, 2009
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,326,567	-	3,326,567
Restricted cash	4,402,254	-	4,402,254
Trade receivables, net of provision	1,491,602	-	1,491,602
Inventory, net	20,632,335	-	20,632,335
Prepayments	1,854,263	(1,468,930)	385,333
Other current assets	4,130,960	-	4,130,960
Amounts due from affiliates	12,569,307	-	12,569,307
Total current assets	48,407,288	(1,468,930)	46,938,358
Property and equipment, net	4,603,368	-	4,603,368
Goodwill	39,730	-	39,730
TOTAL ASSETS	53,050,386	(1,468,930)	51,581,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	8,867,915	-	8,867,915
Bills payable	926,204	-	926,204
Trade payables	4,808,119	-	4,808,119
Deposits received	23,863,770	-	23,863,770
Other current liabilities	2,305,995	-	2,305,995
Amounts due to affiliates	4,677,172	-	4,677,172
Total current liabilities	45,449,175	-	45,449,175
Long-term liabilities:
Long term borrowings	1,060,091	-	1,060,091

TOTAL LIABILITIES	46,509,266	-	46,509,266

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2009: 247,798 (note 1)	248	(248)	-
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2009: 29,104,110 (note 2)	145,521	(28,902)	116,619
Additional paid-in capital	5,558,888	(1,439,780)	4,119,108
Accumulated other comprehensive income	286,220	-	286,220
Accumulated deficit	(4,866,598)	-	(4,866,598)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	1,124,279	(1,468,930)	(344,651)
Noncontrolling interests	5,416,841	-	5,416,841
TOTAL STOCKHOLDERS’ EQUITY	6,541,120	(1,468,930)	5,072,190
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	53,050,386	(1,468,930)	51,581,456

	As of December 31, 2008
	As Previously Reported	Adjustments	As Restated
	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	5,827,132	-	5,827,132
Restricted cash	4,427,439	-	4,427,439
Trade receivables, net of provision	11,761,228	-	11,761,228
Inventory, net	12,670,567	-	12,670,567
Prepayments	1,952,882	(1,468,930)	483,952
Other current assets	6,419,106	-	6,419,106
Amounts due from affiliates	11,147,103	-	11,147,103
Total current assets	54,205,457	(1,468,930)	52,736,527
Property and equipment, net	2,905,927	-	2,905,927
Goodwill	39,734	-	39,734
TOTAL ASSETS	57,151,118	(1,468,930)	55,682,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	9,935,435	-	9,935,435
Bills payable	1,333,502	-	1,333,502
Trade payables	3,795,196	-	3,795,196
Deposits received	19,887,368	-	19,887,368
Other current liabilities	7,405,454	-	7,405,454
Amounts due to affiliates	2,433,340	-	2,433,340
Total current liabilities	44,790,295	-	44,790,295
Long-term borrowing	-	-	-
TOTAL LIABILITIES	44,790,295	-	44,790,295

Commitments and Contingencies

Stockholders’ equity
Preferred stock
Authorized: 100,000,000 preferred stock, par value $0.001
Issued and outstanding: 2008: 247,798 (note 1)	248	(248)	-
Common stock	145,521	(28,902)	116,619
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 2008: 29,104,110 (note 2)
Additional paid-in capital	5,558,888	(1,439,780)	4,119,108
Accumulated other comprehensive income	247,279	-	247,279
Accumulated deficit	(695,446)	-	(695,446)
TOTAL CHINA PREMIUM LIFESTYLE, INC. STOCKHOLDERS’ EQUITY	5,256,490	(1,468,930)	3,787,560
Noncontrolling interests	7,104,333	-	7,104,333
TOTAL STOCKHOLDERS’ EQUITY	12,360,823	(1,468,930)	10,891,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	57,151,118	(1,468,930)	55,682,188

Note:
1.
The Company did not have any authorized shares or any class or series of preferred stock at any of the dates referenced in the balance sheets. The references to an authorized class or series of preferred stock and any issued and outstanding shares of preferred stock have been deleted from the restated balance sheets at September 30, 2009 and December 31, 2008.

2.
At September 30, 2009 and December 31, 2008, giving effect to the transactions related to the restatements discussed in this Note 14, there were issued and outstanding 23,323,860 shares of common stock.

The condensed consolidated statements of operations have been restated as follows:

Condensed Consolidated Statement of Operations

	For the 3 months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$27,391,199	$-	$27,391,199
Parts and services and others	2,442,121	-	2,442,121
Fashion apparel and accessories	299,423	-	299,423
Net sales	30,132,743	-	30,132,743

Cost of sales:
New and used vehicles	(25,908,646)	-	(25,908,646)
Parts and services and others	(612,026)	-	(612,026)
Fashion apparel and accessories	(457,918)	-	(457,918)
Total cost of sales	(26,978,590)	-	(26,978,590)

Gross profit:
New and used vehicles	1,482,553	-	1,482,553
Parts and services and others	1,830,095	-	1,830,095
Fashion apparel and accessories	(158,495)	-	(158,495)
Total gross profit	3,154,153	-	3,154,153

Selling, general and administrative expenses	(5,516,916)	-	(5,516,916)

Operating loss	(2,362,763)	-	(2,362,763)

Other income (expenses)
Interest expenses and other finance costs	(218,630)	-	(218,630)
Other income	35,391	-	35,391
Total other income (expenses)	(183,239)	-	(183,239)

Loss before income taxes	(2,546,002)	-	(2,546,002)

Provision for income taxes	(41)	-	(41)

Net loss including noncontrolling interests	(2,546,043)	-	(2,546,043)

Net loss attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(1,826,728)		(1,826,728)
Noncontrolling interests	(719,315)	-	(719,315)

	$(2,546,043)	$-	$(2,546,043)

Loss per common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders

Basic	$(0.0628)	$(0.0155)	$(0.0783)

Diluted	$(0.0628)	$(0.0155)	$(0.0783)

Weighted average number of common shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	29,104,110	(5,780,250)	23,323,860

	For the 9 months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$77,216,005	$-	$77,216,005
Parts and services and others	5,411,561	-	5,411,561
Fashion apparel and accessories	1,181,328	-	1,181,328
Net sales	83,808,894	-	83,808,894

Cost of sales:
New and used vehicles	(71,827,037)	-	(71,827,037)
Parts and services and others	(1,112,490)	-	(1,112,490)
Fashion apparel and accessories	(1,580,999)	-	(1,580,999)
Total cost of sales	(74,520,526)	-	(74,520,526)

Gross profit:
New and used vehicles	5,388,968	-	5,388,968
Parts and services and others	4,299,071	-	4,299,071
Fashion apparel and accessories	(399,671)	-	(399,671)
Total gross profit	9,288,368	-	9,288,368

Selling, general and administrative expenses	(15,342,119)	-	(15,342,119)

Operating loss	(6,053,751)	-	(6,053,751)

Other income (expenses)
Interest expenses and other finance costs	(623,771)	-	(623,771)
Other income	805,446	-	805,446
Total other income (expenses)	181,675	-	181,675

Loss before income taxes	(5,872,076)	-	(5,872,076)

Provision for income taxes	(30,295)	-	(30,295)

Net loss including noncontrolling interests	(5,902,371)	-	(5,902,371)

Net loss attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(4,171,152)		(4,171,152)
Noncontrolling interests	(1,731,219)	-	(1,731,219)

	$(5,902,371)	$-	$(5,902,371)

Loss per common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders

Basic	$(0.1433)	$(0.0355)	$(0.1788)

Diluted	$(0.1433)	$(0.0355)	$(0.1788)

Weighted average number of common shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	29,104,110	(5,780,250)	23,323,860

	For the 3 months ended September 30, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$31,321,200	$-	$31,321,200
Parts and services and others	1,777,790	-	1,777,790
Fashion apparel and accessories	263,161	-	263,161
Net sales	33,362,151	-	33,362,151

Cost of sales:
New and used vehicles	(27,544,207)	-	(27,544,207)
Parts and services and others	(352,910)	-	(352,910)
Fashion apparel and accessories	(159,212)	-	(159,212)
Total cost of sales	(28,056,329)	-	(28,056,329)

Gross profit:
New and used vehicles	3,776,993	-	3,776,993
Parts and services and others	1,424,880	-	1,424,880
Fashion apparel and accessories	103,949	-	103,949
Total gross profit	5,305,822	-	5,305,822

Selling, general and administrative expenses	(4,301,541)	-	(4,301,541)

Operating earnings	1,004,281	-	1,004,281

Other income (expenses)
Interest expenses and other finance costs	(150,640)	-	(150,640)
Other income	327,101	-	327,101
Total other income (expenses)	176,461	-	176,461

Earnings before income taxes	1,180,742	-	1,180,742

Provision for income taxes	-	-	-

Net earnings including noncontrolling interests	1,180,742	-	1,180,742

Net earnings attributable to:
China Premium Lifestyle Enterprise Inc. common stockholders	383,784		383,784
Noncontrolling interests	796,958		796,958
	$1,180,742	$-	$1,180,742

Earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders

Basic	$0.0132	$0.0033	$0.0165

Diluted	$0.0114	$0.0051	$0.0165

Weighted average number of common shares outstanding

Basic	29,104,110	(5,780,250)	23,323,860

Diluted	33,673,729	(10,349,869)	23,323,860

	For the 9 months ended September 30, 2008
	As Previously Reported	Adjustments	As Restated
Sales:
New and used vehicles	$80,800,209	$-	$80,800,209
Parts and services and others	4,622,351	-	4,622,351
Fashion apparel and accessories	634,348	-	634,348
Net sales	86,056,908	-	86,056,908

Cost of sales:
New and used vehicles	(70,604,162)	-	(70,604,162)
Parts and services and others	(1,081,542)	-	(1,081,542)
Fashion apparel and accessories	(403,240)	-	(403,240)
Total cost of sales	(72,088,944)	-	(72,088,944)

Gross profit:
New and used vehicles	10,196,047	-	10,196,047
Parts and services and others	3,540,809	-	3,540,809
Fashion apparel and accessories	231,108	-	231,108
Total gross profit	13,967,964	-	13,967,964

Selling, general and administrative expenses	(12,544,791)	-	(12,544,791)

Operating earnings	1,423,173	-	1,423,173

Other income (expenses)
Interest expenses and other finance costs	(411,360)	-	(411,360)
Other income	1,332,403	-	1,332,403
Total other income (expenses)	921,043	-	921,043

Earnings before income taxes	2,344,216	-	2,344,216

Provision for income taxes	-	-	-

Net earnings including noncontrolling interests	2,344,216	-	2,344,216

Net earnings attributable to:
China Premium Lifestyle Enterprise Inc. common stockholders	544,855		544,855
Noncontrolling interests	1,799,361		1,799,361
Net earnings	$2,344,216	$-	$2,344,216

Earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders

Basic	$0.0197	$0.0037	$0.0234

Diluted	$0.0169	$0.0065	$0.0234

Weighted average number of common shares outstanding

Basic	27,719,882	(4,396,022)	23,323,860

Diluted	32,289,501	(8,965,641)	23,323,860

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

RESTATEMENTS

The Company is restating its consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 in this amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2009. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are the subject of these restatements in the financial statements filed herewith have been adjusted, as appropriate, for the effects of the restatement. For a more detailed discussion of the restatements and their underlying circumstances, please refer to the Explanatory Note at the beginning of this Report and Note 14 of the Notes to the consolidated financial statements included in this Report.

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

•
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

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at September 30, 2009 by approximately $1,489,000, a decrease of $6,457,000 from December 31, 2008. The ratio of our current assets to our current liabilities was 1.03 to 1 at September 30, 2009 compared to 1.18 to 1 at December 31, 2008. At September 30, 2009, our current assets of approximately $46,938,000 included approximately $20,632,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $45,449,000 included non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance to the Company in order to secure their new car orders. This resulted in customer deposits of approximately $23,864,000.

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

Reevaluation of Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

This Form 10-Q/A presents restatements of the financial statements for the covered period.  In connection with this Form 10-Q/A, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of such date, our management considered the impact of the restatements to our consolidated audited financial statements for the period ended September 30, 2009, as outlined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section heading “Restatements”, as well as our control environment.  In connection with our reevaluation, we discovered material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not adequate as of the end of the period covered by this report.

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

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of September 30, 2009.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

Based on its assessment, including consideration of the above-mentioned material weakness, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of September 30, 2009.  Accordingly, our management has concluded that our internal control over financial reporting and that our disclosure controls and procedures were not effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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