Form 10-Q
period 2010-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-08-13
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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
Yes   ☐ No   ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on August 11, 2010 was 24,534,491.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,183,313	$3,982,214
Restricted cash	4,378,807	4,399,054
Trade receivables, net of provision	3,602,967	5,496,182
Inventory, net	19,114,817	18,124,145
Prepayments	519,389	282,631
Other current assets	5,107,502	4,161,493
Amounts due from affiliates	8,750,324	12,349,734
Total current assets	48,657,119	48,795,453
Property and equipment, net	5,041,649	4,378,155
Goodwill	39,513	39,700
TOTAL ASSETS	$53,738,281	$53,213,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,902,817	$11,208,645
Bills payable	1,991,016	1,256,939
Trade payables	5,551,726	3,712,429
Deposits received	29,977,646	24,313,027
Other current liabilities	1,707,287	4,696,114
Amounts due to affiliates	2,204,266	4,177,612
Total current liabilities	50,334,758	49,364,766
Long-term borrowing	672,339	933,121
TOTAL LIABILITIES	51,007,097	50,297,887

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,491 shares as at June 30, 2010; (23,323,860 shares as at December 31, 2009)	122,672	116,619
Additional paid-in-capital	4,113,055	4,119,108
Accumulated other comprehensive income	275,183	244,371
Accumulated deficit	(7,031,853)	(6,428,091)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	(2,520,943)	(1,947,993)
Noncontrolling interests	5,252,127	4,863,414
TOTAL EQUITY	2,731,184	2,915,421

TOTAL LIABILITIES AND EQUITY	$53,738,281	$53,213,308

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales:
New and used vehicles	$33,317,866	$35,102,716	$54,962,174	$49,824,806
Parts and services and others	3,068,839	1,685,642	5,448,384	2,969,440
Fashion apparel and accessories	-	459,724	98	881,905
Net sales	36,386,705	37,248,082	60,410,656	53,676,151

Cost of sales:
New and used vehicles	(30,599,945)	(31,842,214)	(50,042,691)	(45,918,391)
Parts and services and others	(1,542,846)	(314,657)	(2,238,442)	(500,464)
Fashion apparel and accessories	-	(710,677)	(582)	(1,123,081)
Total cost of sales	(32,142,791)	(32,867,548)	(52,281,715)	(47,541,936)

Gross profit:
New and used vehicles	2,717,921	3,260,502	4,919,483	3,906,415
Parts and services and others	1,525,993	1,370,985	3,209,942	2,468,976
Fashion apparel and accessories	-	(250,953)	(484)	(241,176)
Total gross profit	4,243,914	4,380,534	8,128,941	6,134,215

Selling, general and administrative expenses	(4,738,750)	(5,155,112)	(9,074,538)	(9,825,203)

Operating loss	(494,836)	(774,578)	(945,597)	(3,690,988)

Other income (expenses)
Interest expenses and other finance costs	(172,061)	(214,085)	(381,476)	(405,141)
Other income	272,964	343,377	1,095,076	770,055
Total other income	100,903	129,292	713,600	364,914

Loss before income taxes	(393,933)	(645,286)	(231,997)	(3,326,074)

Provision for income taxes	(1,397)	(30,254)	7,765	(30,254)

Loss including noncontrolling interests	$(395,330)	$(675,540)	(224,232)	$(3,356,328)

Net loss attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(548,442)	(722,273)	(603,762)	(2,344,424)
Noncontrolling interests	153,112	46,733	379,530	(1,011,904)

	$(395,330)	$(675,540)	$(224,232)	$(3,356,328)

Loss per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$(0.0224)	$(0.0310)	$(0.0246)	$(0.1005)

Diluted	$(0.0224)	$(0.0310)	$(0.0246)	$(0.1005)

Weighted average number of common shares outstanding
Basic	24,534,491	23,323,860	24,534,491	23,323,860

Diluted	24,534,491	23,323,860	24,534,491	23,323,860

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2010	2009
Operating activities:
Net loss including noncontrolling interests	$(224,232)	$(3,356,328)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	732,141	550,695
Provision for bad debts written back	-	(14,008)
Provision for inventory	446,788	25,426
Other non-cash items	39,934	9,746
Changes in operating assets and liabilities:
Trade receivables	1,893,215	7,438,138
Other current assets and prepayments	(1,182,767)	(957,674)
Inventory	(1,437,460)	(6,142,069)
Trade payables	1,839,297	1,516,357
Other current liabilities and deposits received	2,675,792	(2,852,625)
Net cash provided by / (used in) operating activities	4,782,708	(3,782,342)

Investing activities:
Purchases of property and equipment	(1,395,387)	(348,816)
Decrease in restricted cash	20,247	25,694
Net cash used in investing activities	(1,375,140)	(323,122)

Financing activities:
Advances from affiliates	1,626,064	1,426,512
Decrease in borrowings and bills payable	(1,832,533)	(1,171,554)
Net cash (used in) / provided by financing activities	(206,469)	254,958

Increase / (decrease) in cash and cash equivalents	3,201,099	(3,850,506)

Cash and cash equivalents at beginning of the period	3,982,214	5,827,132

Cash and cash equivalents at end of the period	$7,183,313	$1,976,626

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$381,476	$367,822
Income taxes	(7,765)	30,524

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

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the six months ended June 30, 2010 and 2009, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

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

NOTE 4.  LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months and six months ended June 30:

	Three months ended June 30,		Six months ended June, 30
	2010	2009	2010	2009
Numerator:
Net loss attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(548,442)	$(722,273)	$(603,762)	$(2,344,424)

Denominator:
Weighted average common stock	24,534,491	23,323,860	24,534,491	23,323,860

Basic net loss per share	$(0.0224)	$(0.0310)	$(0.0246)	$(0.1005)

Diluted net loss per share	$(0.0224)	$(0.0310)	$(0.0246)	$(0.1005)

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	June 30,	December 31,
	2010	2009
New vehicles	$11,797,722	$10,237,561
Used vehicles	5,317,547	5,127,326
Parts, accessories and others	1,999,548	2,759,258

	$19,114,817	$18,124,145

Vehicles included in inventory of approximately $2,617,798 and $4,956,258 were pledged to secure the stocking loan and other loans outstanding as of June 30, 2010 and December 31, 2009, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company's borrowings are summarized as follows:

	June 30,	December 31,
	2010	2009

Bank borrowings	$4,849,620	$5,081,938
Stocking loans	3,547,528	5,374,489
Unsecured bank borrowings	1,178,008	1,427,477
Other loans	-	257,862
	9,575,156	12,141,766
Bank borrowings due after one year	(672,339)	(933,121)
Short-term borrowings	$8,902,817	$11,208,645

Vehicles included in inventory of approximately $2,617,798 and $4,956,258 were pledged to secure the stocking loan and other loan outstanding as of June 30, 2010 and December 31, 2009, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	June 30,	December 31,
	2010	2009

Accruals	$217,433	$1,150,702
Other payables	1,489,854	3,545,412
	$1,707,287	$4,696,114

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2010, is 100,000,000 shares of common stock, par value $0.005.  At June 30, 2010, 24,534,491 shares of common stock were issued and outstanding.

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

At a hearing held on May 14, 2010, the court ruled that certain parties’ motions to dismiss the complaint were granted.  The court gave plaintiff 30 days to amend its complaint.  Plaintiff filed its First Amended Complaint on June 15, 2010.  The First Amended Complaint is substantively the same as plaintiff’s original complaint.  Certain parties have filed motions to dismiss and/or strike the First Amended Complaint.  Those motions, together with a further Case Management Conference, are scheduled to be heard on August 30, 2010.  The Company’s response to the First Amended Complaint is due September 9, 2010.  The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, at this time or to estimate the amount or range of a possible loss.  However, an adverse result in this proceeding could have a material adverse effect on the Company’s operations

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.  The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of June 30, 2010 are as follows:

2010	$1,851,686
2011	2,240,519
2012	1,917,463
2013	1,820,192
2014	1,632,797
Later years	5,986,922
$15,449,579

Rent expense for the three months and six months ended June 30, 2010 and 2009 was $845,511, $1,637,018, $1,149,319 and $2,274,173, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2010. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of June 30, 2010, committed compensation to the executives and other key employees totaling approximately $107,292 (December 31, 2009: $261,792) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the six months ended June 30 are as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
At January 1, 2010	$(6,428,091)	$244,371	$4,863,414	$(1,320,306)
Net loss	(55,320)	-	226,418	171,098
Translation adjustments	-	3,771	6,455	10,226
At March 31, 2010	(6,483,411)	248,142	5,096,287	(1,138,982)
Net loss	(548,442)	-	153,112	(395,330)
Translation adjustments	-	27,041	2,728	29,769
At June 30, 2010	$(7,031,853)	$275,183	$5,252,127	$(1,504,543)

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2009	$(695,446)	$247,279	$7,104,333	$6,656,166
Net loss	(1,622,151)	-	(1,058,637)	(2,680,788)
Translation adjustments	-	(1,214)	-	(1,214)
At March 31, 2009	(2,317,597)	246,065	6,045,696	3,974,164
Net (loss) / earnings	(722,273)	-	46,733	(675,540)
Translation adjustments	-	7,791	9,390	17,181
At June 30, 2009	$(3,039,870)	$253,856	$6,101,819	$3,315,805

(b) Condensed consolidated statement of comprehensive income (loss)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss including noncontrolling interest	$(395,330)	$(675,540)	$(224,232)	$(3,356,328)
Other comprehensive income, net of tax:
Translation adjustments	29,769	17,181	39,995	15,967
Comprehensive loss including noncontrolling interest	(365,561)	(658,359)	(184,237)	(3,340,361)
Comprehensive loss / (income) attributable to noncontrolling interest:
Net (income) / loss	(153,112)	(46,733)	(379,530)	1,011,904
Translation adjustments	(2,728)	(9,390)	(9,183)	(9,390)
Comprehensive loss attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(521,401)	$(714,482)	$(572,950)	$(2,337,847)

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

Information by industry segment is set forth below for the three months and six months ended June 30:

Three months ended June 30, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$36,386,705	$-	$-	$-	$36,386,705
Inter-segment sales	-	-	-	-	-
Net sales	36,386,705	$-	-	-	36,386,705

Results
Operating earnings/(loss)	188,686	-	(683,522)	-	(494,836)

Interest revenue	3,107	-	-	-	3,107

Interest expense	(172,061)	-	-		(172,061)

Other income	268,605	1,252	-	-	269,857

Loss before income taxes					(393,933)

Provision for income tax	(1,397)	-	-		(1,397)

Net loss					(395,330)

Six months ended June 30, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$60,410,558	$98	$-	$-	$60,410,656
Inter-segment sales	-	-	-	-	-
Net sales	60,410,558	$98	-	-	60,410,656

Results
Operating loss	24,631	(15,867)	(954,361)	-	(945,597)

Interest revenue	5,878	-	-	-	5,878

Interest expense	(381,476)	-	-	-	(381,476)

Other income	1,087,377	1,821	-	-	1,089,198

Loss before income taxes					(231,997)

Provision for income tax	7,765	-	-	-	7,765

Net loss					(224,232)

Three months ended June 30, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$36,788,358	$459,724	$-	$-	$37,248,082
Inter-segment sales	-	-	-	-	-
Net sales	36,788,358	$459,724	-	-	37,248,082

Results
Operating loss	(160,336)	(594,865)	(19,377)	-	(774,578)

Interest revenue	3,217	-	-	-	3,217

Interest expense	(207,028)	(7,057)	-	-	(214,085)

Other income	338,819	1,341	-	-	340,160

Loss before income taxes					(645,286)

Provision for income tax	(30,254)	-	-	-	(30,254)

Net loss					(675,540)

Six months ended June 30, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$52,794,246	$881,905	$-	$-	$53,676,151
Inter-segment sales	-	-	-	-	-
Net sales	52,794,246	$881,905	-	-	53,676,151

Results
Operating loss	(2,304,350)	(943,469)	(443,169)	-	(3,690,988)

Interest revenue	15,730	-	-	-	15,730

Interest expense	(392,123)	(13,018)	-	-	(405,141)

Other income	726,872	27,453	-	-	754,325

Loss before income taxes					(3,326,074)

Provision for income tax	(30,254)	-	-	-	(30,254)

Net loss					(3,356,328)

	Vehicles	Fashion Apparel	Corporate	Consolidated
2010
Total assets	$52,258,393	$10,471	$1,469,417	$53,738,281
Depreciation and amortization	732,141	-	-	732,141
Net capital expenditures	1,395,387	-	-	1,395,635

2009
Total assets	$50,954,803	$1,139,054	$488	$52,094,345
Depreciation and amortization	517,036	33,659	-	550,695
Net capital expenditures	340,937	7,879	-	348,816

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

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and six months ended June 30:

		Three months ended June 30,		Six months ended June 30,
	Notes	2010	2009	2010	2009

Sales to:
- Affiliates	(a)	$2,315	$188,006	$9,318	$189,436

Purchases from:
- Affiliates	(a)	-	101,726	-	101,726

Interest received from:
- Affiliates	(b)	-	159,924	-	314,120

Management fee paid to:
- Affiliates	(c)	89,340	103,761	179,714	207,429

Management fee received from:
- Affiliates	(c)	-	46,449	-	92,884

Service cost charged by:
- Affiliates	(c)	-	9,914	-	10,334

Rental income received from:
- Affiliates	(c)	-	38,706	-	77,402

Rental paid to:
- Affiliate	(c)	-	4,203	-	8,316

Building management fee paid to:
- Affiliate	(c)	-	851	-	1,702

Warehouse expenses paid to:
- Affiliate	(c)	-	3,669	-	9,222

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, interest free (2009: bearing interest at 5.5% per annum) and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009, and the related notes thereto, for further discussion of our accounting policies.

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

 RESULTS OF OPERATIONS

Six Months Ended June 30

Results of operations - comparison of six months ended June 30, 2010 to six months ended June 30, 2010:

SALES

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$44,200,000	73.2%	$38,559,000	71.8%
Used vehicles	$10,762,200	17.8%	$11,266,000	21%
Parts and services and others	$5,448,700	9.0%	$2,969,000	5.5%
Fashion Apparel	$100	-%	$882,000	1.7%
Total	$60,411,000	100%	$53,676 ,000	100%

            Sales mainly consist of sales of new and used vehicles, sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Net sales for the six months ended June 30, 2010 increased by approximately $6,735,000 or 12.5% to approximately $60,411,000, compared with approximately $53,676,000 for the same period of 2009.  The increase was primarily attributable to the increased sales from our new vehicle trading segment and parts and services segment.

New vehicles sales increased approximately $5,641,000 or 14.6% from approximately $38,559,000 in the first half of 2009 to approximately $44,200,000 in the same period of 2010, while the quantity of new vehicles sold increased 7.8% for the same period.  Used vehicles sales decreased approximately $504,000 or 4.5% from the first half of 2009 to approximately $10,762,000 in the same period of 2010.  The quantity of used vehicles sold decreased by 13% in the same period from the 2009 period.  The increase in sales of new vehicles was mainly attributed to the increase of factory production in the first half of 2010.

Parts and services sales for the six months ended June 30, 2010 increased by approximately $2,479,000, or 83.5%, to approximately $5,448,000 compared with approximately $2,969,000 for the same period of 2009.  The increase in parts and service sales was mainly attributable to the additional capacity provided by our new 3S centre that became fully operational in the last quarter of 2009.

 COST OF SALES

Cost of sales for the six months ended June 30, 2010 increased to approximately $52,282,000 from approximately $47,542,000 for the six months ended June 30, 2009, a $4,740,000 or 10% increase, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the six months ended June 30, 2010 increased by 2.1% to 13.5% from 11.4% for the same period of 2009.  Gross profit increased by approximately $1,995,000 from approximately $6,134,000 in the 2009 period to approximately $8,129,000 for the six months ended June 30, 2010.  This increase was mainly attributable to our used vehicles trading segment and parts and services sales segment that was positively impacted by the improvement in the economy and the improvement of our service efficiency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting and  professional services fees, general corporate expenses and marketing expenses.

S,G&A for the six months ended June 30, 2010 was approximately $9,075,000, compared to approximately $9,825,000 for the same period of 2009. The approximate $750,000 decrease in S,G&A expenses was primarily due to decreased rental expenses.

Our rent, rate and building management fees decreased from approximately $2,412,000 for the six months ended June 30, 2009 to $1,766,000 for the same period of 2010.  The decrease in such fees were mainly due to the closing of certain retail shops of the fashion apparel business.

OTHER INCOME, NET

Other income for the six months ended June 30, 2010 increased to approximately $714,000 compared to approximately $365,000 for the same period of 2009, a total increase of $349,000. The increase was primarily due to the combination of increased other operating income and decreased interest expenses and other finance costs. The other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income increased from $770,000 for the six months ended 2009 to $1,095,000 for the same period of 2010 that was mainly due to increased commission income from $216,000 for the six months ended June 30, 2009 to approximately $438,000 for the same period of 2010. Interest expenses and other finance costs decreased from approximately $405,000 for the six months ended June 30, 2009 to approximately $381,000 for the same period of 2010.

Three Months Ended June 30

Results of operations - comparison of three months ended June 30, 2010 to three months ended June 30, 2009:

SALES

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$25,385,000	69.8%	$28,877,000	77.6%
Used vehicles	$7,933,000	21.8%	$6,225,000	16.7%
Parts and services and others	$3,069,000	8.4%	$1,686,000	4.5%
Fashion Apparel	$-	-%	$460,000	1.2%
Total	$36,387 ,000	100%	$37,248 ,000	100%

Sales mainly consist of sales of new and used vehicles, sales of parts and services for vehicle maintenance and repair and sale of fashion apparel.

Net sales for the three months ended June 30, 2010 decreased by approximately $861,000 or 2.3% to approximately $36,387,000, compared with approximately $37,248,000 for the same period of 2009.  The decrease was primarily caused by the decreased sales from our new vehicle trading segment.

New vehicles sales decreased approximately $3,492,000 or 12.1% from approximately $28,877,000 in the second quarter of 2009 to approximately $25,385,000 in the same period of 2010, while the quantity of new vehicles sold decreased 15.6% for the same period.  Used vehicles sales increased approximately $1,708,000 or 27.4% from the second quarter of 2009 to approximately $7,933,000 in the same period of 2010.  The quantity of used vehicles sold increased by 2.5% in the same period of 2009 period.  The decrease in sales of new vehicles was mainly caused by the delay of factory production in the second quarter of 2010.

Parts and services sales for the three months ended June 30, 2010 increased by approximately $1,383,000, or 82%, to approximately $3,069,000 compared with approximately $1,686,000 for the same period of 2009.  The increase in parts and service sales was mainly attributable to the additional capacity provided by our new 3S centre that became fully operational in the last quarter of 2009.

 COST OF SALES

Cost of sales for the three months ended June 30, 2010 decreased to approximately $32,143,000 from approximately $32,868,000 for the three months ended June 30, 2009, a $725,000 or 2.2% decrease, which was relatively consistent with the decrease in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended June 30, 2010 decreased by 0.1% to 11.7% from 11.8% for the same period of 2009.  Gross profit decreased by approximately $137,000 from approximately $4,381,000 in the 2009 period to approximately $4,244,000 for the three months ended June 30, 2010.  This decrease was mainly attributable to our new and used vehicles trading segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “S,G&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting and  professional services fees, general corporate expenses and marketing expenses.

S,G&A for the three months ended June 30, 2010 was approximately $4,739,000, compared to approximately $5,155,000 for the same period in2009. The decrease of approximately $416,000 in S,G&A expenses was primarily due to decreased rental expenses.

Our rent, rate and building management fees decreased from approximately $1,217,000 for the three months ended June 30, 2009 to $914,000 for the same period of 2010.  The decrease in such fees was mainly due to the closing of certain retail shops of the fashion apparel business.

OTHER INCOME, NET

Other income for the three months ended June 30, 2010 decreased to approximately $101,000 compared to approximately $129,000 for the same period of 2009, a total decrease of $28,000. The decrease was primarily due to the combination of decreased interest expenses and other finance costs offset by decreased other operating income. Interest expenses and other finance costs decreased from approximately $214,000 for the three months ended June 30, 2009 to approximately $172,000 for the same period of 2010.  The other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income decreased from $343,000 for the three months ended 2009 to $273,000 for the same period of 2010 that was mainly due to decreased commission income from $154,000 for the three months ended June 30, 2009 to approximately $46,000 for the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $4,783,000 for the six months ended June 30, 2010, compared to utilizing cash resources of approximately $3,782,000 for the six months ended June 30, 2009, primarily as a net result of the following:

•
For the six months ended June 30, 2010, cash flow provided by sales net of operating expenses increased by approximately $3,779,000 to approximately $995,000.  The increase was primarily as a result of the increase in sales.

•
For the six months ended June 30, 2010, accounts receivable decreased by approximately $1,893,000, primarily due to the collection of account receivables relating to the sales recognized in the last two quarters.

•	For the six months ended June 30, 2010, our inventory increased by approximately $1,437,000. The increase was consistent with our business growth especially in the car trading segment.

•
For the six months ended June 30, 2010, the increase or decrease of various current operating assets and liabilities, included in the aforementioned items, resulted in an aggregate increase of cash inflow from operations of approximately $3,788,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2010, we expended net cash of approximately $1,375,000 in investing activities mainly for the acquisition of property and equipment to support the growth of our business. For the six months ended June 30, 2009, we utilized approximately $323,000 in investing activities, mainly for acquisition of property and equipment to support the development of the PRC motor business.

CASH FLOWS FROM FINANCING ACTIVITIES

During the six months ended June 30, 2010, we repaid approximately $1,833,000 of our obligations owed on outstanding debt as compared to approximately $1,172,000 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, we received approximately $1,626,000 net advances from affiliates. For the six months ended June 30, 2009, we received approximately $1,427,000 net advances from affiliates. The advances from / to affiliates were made from / to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included interest bearing and non interest bearing portions depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current liabilities exceeded current assets at June 30, 2010 by approximately $1,678,000, an increase of approximately $1,109,000 from December 31, 2009. The ratio of our current assets to our current liabilities was 0.967 to 1 at June 30, 2010 compared to 0.989 to 1 at December 31, 2009. At June 30, 2010, our current assets of approximately $48,657,000 included approximately $19,115,000 in inventory that was funded by the operating cash flow and trade finance facilities. Our current liabilities of approximately $50,335,000 included non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $29,978,000.

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

Item 4.   Controls and Procedures

Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

           Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

           There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to the Company’s Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2010.

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

At a hearing held on May 14, 2010, the court ruled that certain parties’ motions to dismiss the complaint were granted.  The court gave plaintiff 30 days to amend its complaint.  Plaintiff filed its First Amended Complaint on June 15, 2010.  The First Amended Complaint is substantively identical to plaintiff’s original complaint.  Certain parties have filed motions to dismiss and/or strike the First Amended Complaint.  Those motions, together with a further Case Management Conference, are scheduled to be heard on August 30, 2010.  The Company’s response to the First Amended Complaint is due September 9, 2010.  The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, to it at this time or to estimate the amount or range of a possible loss.  However, an adverse result in this proceeding could have a material adverse effect on the Company’s operations.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.,
a Nevada corporation

Date: August 13, 2010	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung Wong
Chief Financial Officer, Treasurer and Secretary