Form 10-Q
period 2010-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2010-11-15
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No   ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on November 12, 2010 was 24,534,491.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,430,229	$3,982,214
Restricted cash	4,398,742	4,399,054
Trade receivables, net of provision	3,325,261	5,496,182
Inventory, net	19,793,461	18,124,145
Prepayments	617,520	282,631
Other current assets	6,288,401	4,161,493
Amounts due from affiliates	11,775,156	12,349,734
Total current assets	49,628,770	48,795,453
Property and equipment, net	5,772,653	4,378,155
Goodwill	39,690	39,700
Total assets	$55,441,113	$53,213,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,866,154	$11,208,645
Bills payable	2,193,863	1,256,939
Trade payables	5,320,864	3,712,429
Deposits received	27,464,045	24,313,027
Other current liabilities	1,987,986	4,696,114
Amounts due to affiliates	5,991,100	4,177,612
Total current liabilities	51,824,012	49,364,766
Long-term borrowing	544,006	933,121
TOTAL LIABILITIES	52,368,018	50,297,887

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,491 shares as at September 30, 2010; (23,323,860 shares as at December 31, 2009)	122,672	116,619
Additional paid-in-capital	4,113,055	4,119,108
Accumulated other comprehensive income	285,327	244,371
Accumulated deficit	(7,032,317)	(6,428,091)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	(2,511,263)	(1,947,993)
Noncontrolling interests	5,584,358	4,863,414
TOTAL EQUITY	3,073,095	2,915,421

TOTAL LIABILITIES AND EQUITY	$55,441,113	$53,213,308

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales:
New and used vehicles	$34,494,909	$27,391,199	$89,457,083	$77,216,005
Parts and services and others	2,885,791	2,442,121	8,334,175	5,411,561
Fashion apparel and accessories	-	299,423	98	1,181,328
Net sales	37,380,700	30,132,743	97,791,356	83,808,894

Cost of sales:
New and used vehicles	(30,847,952)	(25,908,646)	(80,890,643)	(71,827,037)
Parts and services and others	(1,031,327)	(612,026)	(3,269,769)	(1,112,490)
Fashion apparel and accessories	-	(457,918)	(582)	(1,580,999)
Total cost of sales	(31,879,279)	(26,978,590)	(84,160,994)	(74,520,526)

Gross profit:
New and used vehicles	3,646,957	1,482,553	8,566,440	5,388,968
Parts and services and others	1,854,464	1,830,095	5,064,406	4,299,071
Fashion apparel and accessories	-	(158,495)	(484)	(399,671)
Total gross profit	5,501,421	3,154,153	13,630,362	9,288,368

Selling, general and administrative expenses	(5,210,646)	(5,516,916)	(14,285,184)	(15,342,119)

Operating earnings / (loss)	290,775	(2,362,763)	(654,822)	(6,053,751)

Other income (expenses)
Interest expenses and other finance costs	(243,879)	(218,630)	(625,355)	(623,771)
Other (expenses) / income	235,366	35,391	1,330,442	805,446
Total other income / (expenses)	(8,513)	(183,239)	705,087	181,675

Earnings / (loss) before income taxes	282,262	(2,546,002)	50,265	(5,872,076)

Provision for income taxes	1,777	(41)	9,542	(30,295)

Earnings / (loss) including noncontrolling interests	$284,039	$(2,546,043)	$59,807	$(5,902,371)

Net (loss) / earnings attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	(464)	(1,826,728)	(604,226)	(4,171,152)
Noncontrolling interests	284,503	(719,315)	664,033	(1,731,219)

	$284,039	$(2,546,043)	$59,807	$(5,902,371)

Loss per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$(0.00002)	$(0.07832)	$(0.02463)	$(0.17883)

Diluted	$(0.00002)	$(0.07832)	$(0.02463)	$(0.17883)

Weighted average number of common stock outstanding
Basic	24,534,491	23,323,860	24,534,491	23,323,860

Diluted	24,534,491	23,323,860	24,534,491	23,323,860

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net earnings / (loss) including noncontrolling interests	$59,807	$(5,902,371)
Adjustments to reconcile net earnings / (loss) to net cash provided by operating activities
Depreciation and amortization	1,161,756	896,904
Disposal of property and equipment	9,971	202,766
Provision for bad debts written back	-	(25,346)
Provision for inventory	467,373	29,978
Other non-cash items	55,345	74,004
Changes in operating assets and liabilities:
Trade receivables	2,170,921	10,294,972
Other current assets and prepayments	(2,461,797)	2,386,765
Inventory	(2,136,689)	(7,991,746)
Trade payables	1,608,435	1,012,923
Other current liabilities and deposits received	442,890	(1,074,371)
Net cash provided by / (used in) operating activities	1,378,012	(95,522)

Investing activities:
Purchases of property and equipment	(2,525,527)	(2,802,636)
Proceeds from disposal of property and equipment	1,834	14,193
Decrease in restricted cash	312	25,185
Net cash used in investing activities	(2,523,381)	(2,763,258)

Financing activities:
Advances from affiliates	2,388,066	772,942
Decrease in borrowings and bills payable	(1,794,682)	(414,727)
Net cash provided by financing activities	593,384	358,215

Decrease in cash and cash equivalents	(551,985)	(2,500,565)

Cash and cash equivalents at beginning of the period	3,982,214	5,827,132

Cash and cash equivalents at end of the period	$3,430,229	$3,326,567

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$625,355	$623,771
Income taxes	(9,542)	30,295

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. and all of its subsidiaries in which a controlling interest is maintained.  Controlling interest is determined by the ownership of the majority voting interest or by the power to control.  For those consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as noncontrolling interest.  All significant intercompany accounts and transactions have been eliminated upon consolidation.  All the direct and indirect subsidiaries of Technorient are wholly-owned.

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

Segment reporting

The Company determines and classifies its operating segments in accordance with Accounting Standard Codification (“ASC”) 280 Segment Reporting (“ASC 280”).  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  The Company’s reportable segments are (i) motor vehicles retailing, which includes sales of new and used vehicles and provision of vehicle maintenance and repair services; and (ii) sales of vehicle parts.

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

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.  ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

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

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the nine months ended September 30, 2010 and 2009, the Company had two vendors that each accounted for more than 10% of total supply purchases.  If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors.  Any such interruption would negatively impact our ability to sell and distribute our products.  However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

Our Company’s business, assets and operations is currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong and is currently expanding its operations to People Republic of China (the “PRC”), and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and the PRC.

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

(ii)
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets”. Statement No. 166 removes the concept of a qualifying special-purpose entity from Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and removes the exception from applying FIN 46R.  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. Statement No. 166 is effective for our fiscal year beginning January 1, 2010.  The Company adopted Statement No. 166 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(iii)
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides additional guidance on how companies should measure liabilities at fair value under ASC 820.  ASU 2009-05 clarifies that the quoted price for an identical liability should be used.  However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach).  ASU 2009-05 also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements.  For the Company, this ASU is effective October 1, 2009.  The Company adopted ASU No. 2009-05 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(iv)
In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”), which amends FASB ASC Topic Fair Value Measurements and Disclosures.  ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using the net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV.  In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009.  The Company adopted ASU 2009-12 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(b)   Recent accounting pronouncements not yet effective

(i)
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP.  The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price.  Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU.  The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  For the Company, ASU No. 2009-13 is effective beginning January 1, 2011.  The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented.  The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

(ii)
In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, which amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011.  Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

(iii)
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables.  The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition, as its requirements only pertain to financial statement note disclosure.  For the Company, this ASU is effective for interim and annual reporting period ending on or after December 15, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4.  LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(464)	$(1,826,728)	$(604,226)	$(4,171,152)

Denominator:
Weighted average common stock	24,534,491	23,323,860	24,534,491	23,323,860

Basic net loss per share	$(0.00002)	$(0.07832)	$(0.02463)	$(0.17883)

Diluted net loss per share	$(0.00002)	$(0.07832)	$(0.02463)	$(0.17883)

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	September 30, 2010	December 31, 2009
New vehicles	$13,917,392	$10,237,561
Used vehicles	3,514,254	5,127,326
Parts, accessories and others	2,361,815	2,759,258
	$19,793,461	$18,124,145

Vehicles included in inventory of approximately $4,914,479 and $4,956,258 were pledged to secure the stocking loan and other loans outstanding as of September 30, 2010 and December 31, 2009, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company's borrowings are summarized as follows:

	September 30, 2010	December 31, 2009
Bank borrowings	$4,167,091	$5,081,938
Stocking loans	4,184,057	5,374,489
Unsecured bank borrowings	1,059,012	1,427,477
Other loans	-	257,862
	9,410,160	12,141,766
Bank borrowings due after one year	(544,006)	(933,121)
Short-term borrowings	$8,866,154	$11,208,645

Vehicles included in inventory of approximately $4,914,479 and $4,956,258 were pledged to secure the stocking loan and other loans outstanding as of September 30, 2010 and December 31, 2009, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	September 30, 2010	December 31, 2009

Accruals	$164,012	$1,150,702
Other payables	1,823,974	3,545,412
	$1,987,986	$4,696,114

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2010, is 100,000,000 shares of common stock, par value $0.005.  At September 30, 2010, 24,534,491 shares of common stock were issued and outstanding.

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

Plaintiff filed a First Amended Complaint on June 15, 2010.  The Company moved to dismiss the First Amended Complaint and, on October 29, 2010, the Court sustained the Company’s demurrer with leave to amend.  Plaintiff is to file a Second Amended Complaint on or before November 19, 2010.  The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, at this time or to estimate the amount or range of a possible loss.  However, an adverse result in this proceeding could have a material adverse effect on the Company’s operations.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and the PRC, from unaffiliated third parties. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2010 are as follows:

2010	$895,747
2011	2,252,415
2012	1,917,512
2013	1,819,749
2014	1,631,956
Later years	5,983,839
$14,501,218

Rent expense for the three months and nine months ended September 30, 2010 and 2009 was $966,058, $1,104,167, $2,603,076 and $3,378,340, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2011. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of September 30, 2010, committed compensation to the executives and other key employees totaling approximately $292,692 (December 31, 2009: $261,792) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the nine months ended September 30 is as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
At January 1, 2010	$(6,428,091)	$244,371	$4,863,414	$(1,320,306)
Net loss / earnings	(55,320)	-	226,418	171,098
Translation adjustments	-	3,771	6,455	10,226
At March 31, 2010	(6,483,411)	248,142	5,096,287	(1,138,982)
Net loss / earnings	(548,442)	-	153,112	(395,330)
Translation adjustments	-	27,041	2,728	29,769
At September 30, 2010	(7,031,853)	275,183	5,252,127	(1,504,543)
Net loss / earnings	(464)	-	284,503	284,039
Translation adjustments	-	10,144	47,728	57,872
At September 30, 2010	$(7,032,317)	$285,327	$5,584,358	$(1,162,632)

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2009	$(695,446)	$247,279	$7,104,333	$6,656,166
Net loss / earnings	(1,622,151)	-	(1,058,637)	(2,680,788)
Translation adjustments	-	(1,214)	-	(1,214)
At March 31, 2009	(2,317,597)	246,065	6,045,696	3,974,164
Net (loss)/earnings	(722,273)	-	46,733	(675,540)
Translation adjustments	-	7,791	9,390	17,181
At September 30, 2009	(3,039,870)	253,856	6,101,819	3,315,805
Net loss / earnings	(1,826,728)	-	(719,315)	(2,546,043)
Translation adjustments	-	32,364	34,337	66,701
At September 30, 2009	$(4,866,598)	$286,220	$5,416,841	$836,463

(b) Condensed consolidated statement of comprehensive income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income / (loss) including noncontrolling interest	$284,039	$(2,546,043)	$59,807	$(5,902,371)
Other comprehensive income, net of tax:
Translation adjustments	57,872	66,701	97,867	82,668
Comprehensive loss including noncontrolling interest	341,911	(2,479,342)	157,674	(5,819,703)
Comprehensive loss / (income) attributable to noncontrolling interest:
Net (income) / loss	(284,503)	719,315	(664,033)	1,731,219
Translation adjustments	(47,728)	(34,337)	(56,911)	(43,727)
Comprehensive loss attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$(9,680)	$(1,794,364)	$(563,270)	$(4,132,211)

NOTE 11. BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

Business Segments

The Company operates in two business segments: Vehicles Sales and Service and Fashion Apparel.  The Company’s reporting segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Vehicles Sales and Service segment consists primarily of the group of companies doing business as Auto Italia Limited, Nanjing Auto Italia Car Trading Co., Limited and Dalian Auto Italia Car Trading Co., Limited. The Vehicles Sales and Service segment includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts.

The Fashion Apparel segment consists primarily of CPMM (Asia) Limited. The Fashion Apparel segment provides wholesale and retailing of fashion apparel.

Information by industry segment is set forth below for the three months and nine months ended September 30:

Three months ended September 30, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$37,380,700	$-	$-	$-	$37,380,700
Inter-segment sales	-	-	-	-	-
Net sales	37,380,700	$-	$-	$-	37,380,700

Results
Operating earnings / (loss)	564,595	-	(273,820)	-	290,775

Interest revenue	2,801	-	-	-	2,801

Interest expense	(243,879)	-	-		(243,879)

Other income	232,565	-	-	-	232,565

Profit before income taxes					282,262

Provision for income tax	1,777	-	-		1,777

Net earnings					284,039

Nine months ended September 30, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$97,791,258	$98	$-	$-	$97,791,356
Inter-segment sales	-	-	-	-	-
Net sales	97,791,258	$98	$-	$-	97,791,356

Results
Operating earnings / (loss)	589,226	(15,867)	(1,228,181)	-	(654,822)

Interest revenue	8,679	-	-	-	8,679

Interest expense	(625,355)	-	-	-	(625,355)

Other income	1,321,763	-	-	-	1,321,763

Profit before income taxes					50,265

Provision for income tax	9,542	-	-	-	9,542

Net earnings					59,807

Three months ended September 30, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$29,833,320	$299,423	$-	$-	$30,132,743
Inter-segment sales	-	-	-	-	-
Net sales	29,833,320	$299,423	-	-	30,132,743

Results
Operating loss	(1,231,196)	(782,650)	(348,917)	-	(2,362,763)

Interest revenue	2,244	-	-	-	2,244

Interest expense	(214,234)	(4,396)	-	-	(218,630)

Other income	32,803	344	-	-	33,147

Loss before income taxes					(2,546,002)

Provision for income tax	(41)	-	-	-	(41)

Net loss					(2,546,043)

Nine months ended September 30, 2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$82,627,566	$1,181,328	$-	$-	$83,808,894
Inter-segment sales	-	-	-	-	-
Net sales	82,627,566	$1,181,328	-	-	83,808,894

Results
Operating loss	(3,535,546)	(1,726,119)	(792,086)	-	(6,053,751)

Interest revenue	17,974	-	-	-	17,974

Interest expense	(606,357)	(17,414)	-	-	(623,771)

Other income	759,675	27,797	-	-	787,472

Loss before income taxes					(5,872,076)

Provision for income tax	(30,295)	-	-	-	(30,295)

Net loss					(5,902,371)

	Vehicles	Fashion Apparel	Corporate	Consolidated
2010
Total assets	$52,845,828	$2,584,767	$10,518	$55,441,113
Depreciation and amortization	1,161,756	-	-	1,161,756
Net capital expenditures	2,525,527	-	-	2,525,527

2009
Total assets	$51,025,202	$555,766	$488	$51,581,456
Depreciation and amortization	878,961	17,943	-	896,904
Net capital expenditures	2,794,757	7,879	-	2,802,636

Geographic Information

No segment information is provided as the Company only has one geographical segment.  The Company’s reportable business segments are Vehicle Sales and Service and Fashion Apparel, which operations are located in the PRC (including Hong Kong and Macau). Sales were predominately made to customers located in the PRC (including Hong Kong and Macau).

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and nine months ended September 30:

		Three months ended September 30,		Nine months ended September 30,
	Notes	2010	2009	2010	2009

Sales to:
- Affiliates	(a)	$2,456	$1,572	$11,774	$191,008

Purchases from:
- Affiliates	(a)	784	41,530	784	143,256

Interest received from:
- Affiliates	(b)	-	164,785	-	478,995

Management fee paid to:
- Affiliates	(c)	89,268	94,984	268,982	302,423

Management fee received from:
- Affiliates	(c)	-	46,445	-	139,329

Service cost charged by:
- Affiliates	(c)	-	578	-	10,912

Rental income received from:
- Affiliates	(c)	-	-	-	77,404

Rental paid to:
- Affiliate	(c)	-	4,203	-	12,519

Building management fee paid to:
- Affiliate	(c)	-	851	-	2,553

Warehouse expenses paid to:
- Affiliate	(c)	-	3,448	-	12,670

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, interest free (2009: bearing interest at 5.5% per annum) and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

NOTE 13. SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events or transactions through the date of this filing, which is the date the financial statements were issued.  During this period the Company did not have any material subsequent events that impacted our condensed consolidated financial statements.

[End of condensed consolidated financial statements.]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the SEC and other reports and public statements.  These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize.  Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (a) general economic conditions in Hong Kong, Macau and the PRC; (b) regulatory factors in Hong Kong, Macau and the PRC that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) our exposure to foreign currency fluctuations, (f) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Financial Condition, Liquidity and Capital Resources;” (g) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and the PRC and other factors or conditions described in Item 1A – Risk Factors in Part I of our 2009 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Condensed Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.

COMPANY OVERVIEW

The main business of the Company is its 49% ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”).  The business of Technorient and its subsidiaries consists of the importation, distribution and after-sales service of Italian “Ferrari” and “Maserati” branded automobiles and spare parts in the Hong Kong Special Administrative Region (“Hong Kong”), the Macau Special Administrative Region (“Macau”) and the PRC.  We have eight automobile sales and service locations in Hong Kong, Dalian and Nanjing, in the PRC.

Technorient is the parent company of Auto Italia Limited (“Auto Italia”) (and Auto Italia’s wholly-owned subsidiary shown on the chart below), German Motors Limited (“German Motors”), Italian Motors (Sales & Service) Limited (“IML”) (and IML’s subsidiaries shown on the chart below) and King Express Group Limited (“King Express”).  We refer to Auto Italia and IML (and their respective subsidiaries) and German Motors and King Express, collectively, as the “Technorient Group.”

In addition to its interest in the Technorient Group, the Company’s wholly-owned subsidiary, CPMM (Asia) Limited (f/k/a Leader Mount Limited), a Hong Kong corporation (“CPMM Asia”), implemented a plan in 2008 to import, distribute and sell premium brand apparel in Hong Kong, Macau, the PRC and Taiwan.  The sale and distribution of premium brand apparel was wound down in 2009 due to lack of sales, which was primarily attributable to the downturn in the global economy and the tightening of consumer spending in the PRC.

The diagram below illustrates the organizational structure of the Company, including the Technorient Group.

Comparisons of operating results for the year ended 2009 and for the nine months ended September 30, 2010 have been impacted by the global economic conditions that existed during those periods.  In addition, the Company took certain actions in response to the global economic downturn during these periods, which included:

•	the scale down of the fashion apparel business,
•	reductions in overhead,
•	introduction of an automation program to improve the operational efficiency, and
•	introduction of an extensive business redesign to achieve further cost savings.

For the year ended 2009 and for the nine months ended September 30, 2010, our new vehicles sales increased approximately $11,885,700 or 19.4% from approximately $61,144,000 to approximately $73,029,700, while the number of new vehicles sold increased 19% for the same period.  Used vehicles sales increased approximately $355,400 or 2.2% from the first nine months of 2009 to approximately $16,427,400 in the same period of 2010.  The number of used vehicles sold increased by 1% over the same period in 2009.

In addition, for the year ended 2009 and for the nine months ended September 30, 2010, we had gross revenues from maintenance repair services and the sale of automobile parts of $5.4 million and $8.3 million, respectively.

Our current operations and the growth of our business depends upon the execution of our sales and service business strategy.  We receive factory allocations of vehicles annually from both Ferrari and Maserati, which vary from year to year.  There is no obligation on our part to purchase any specific year’s allocation.  The allocation plan is solely for business planning purposes.  The allocation plan is subject to unilateral amendment by each manufacturer.  There is no legal consequence to us if we fail to utilize the number of vehicles allocated to us under the allocation plan.  If we are unable to utilize our entire allocation, each manufacturer may reallocate the un-utilized portion of our allocation to other dealers.

We believe that we have a strong brand mix of attractive automobiles to sell.  Given the exclusive nature and extremely limited production of Ferrari and Maserati automobiles, our customers are willing to place material deposits in advance in order to secure their new cars.  As of September 30, 2010, we have received customer deposits of approximately $27,464,000.  We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price.  We retain no credit risk.  Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability.  The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix.  The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service.  Due to the current demand for new vehicles we expect our overall gross profit margin to increase.  We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits.  Operating results are generally subject to changes in the economic environment and seasonal variations.  We tend to generate more revenue and operating income in the second half of the calendar year than the first half.  Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things.  For the nine months ended September 30, 2010 our sales and revenue have increased as a reflection of the improvement in the economy in our markets.  As a result of the improved economy in our markets, our used vehicles, parts and service business have also grown substantially.

Our sales outlook for the balance of 2010 and 2011 is optimistic inasmuch as we have significant orders on hand for new Ferrari and Maserati automobiles.  No assurance can be given, however, that such sales will be completed.  We do not rely upon special incentives in the sale of new or used vehicles, but depend upon the unique and exclusive nature of Ferrari and Maserati automobiles and their appeal to high-income consumers.

 RESULTS OF OPERATIONS

Nine Months Ended September 30

Results of operations - comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009:

SALES

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$73,029,700	74.7%	$61,144,000	73.0%
Used vehicles	$16,427,400	16.8%	$16,072,000	19.2%
Parts and services and others	$8,334,200	8.5%	$5,412,000	6.5%
Fashion Apparel	$100	-%	$1,181,000	1.3%
Total	$97,791,400	100%	$83,809,000	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the nine months ended September 30, 2010 increased by approximately $13,982,400 or 16.7% to approximately $97,791,400, compared with approximately $83,809,000 for the same period of 2009.  The increase was primarily attributable to increased sales of new vehicles and parts and services.

New vehicles sales increased approximately $11,885,700 or 19.4% from approximately $61,144,000 in the first nine months of 2009 to approximately $73,029,700 in the same period of 2010, while the number of new vehicles sold increased 19% for the same period.  Used vehicles sales increased approximately $355,400 or 2.2% from the first nine months of 2009 to approximately $16,427,400 in the same period of 2010.  The number of used vehicles sold increased by 1% in the same period over the 2009 period.  The increase in sales of new vehicles was mainly attributable to an increase in the number of new vehicles delivered to us from the manufacturer in the first nine months of 2010, enabling us to better meet the demand for these vehicles in our markets.

Parts and services sales for the nine months ended September 30, 2010 increased by approximately $2,922,200, or 53.9%, to approximately $8,334,200 compared with approximately $5,412,000 for the same period of 2009.  The increase in parts and service sales was mainly attributable to additional capacity for maintenance and repair services provided by our new 3S centre that became fully operational in the last quarter of 2009.

 COST OF SALES

Cost of sales for the nine months ended September 30, 2010 increased to approximately $84,161,000 from approximately $74,521,000 for the nine months ended September 30, 2009, a $9,640,000 or 12.9% increase, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the nine months ended September 30, 2010 increased by 2.8% to 13.9% from 11.1% in the same period of 2009.  Gross profit increased by approximately $4,342,000 from approximately $9,288,000 in the 2009 period to approximately $13,630,000 for the nine months ended September 30, 2010.

Gross profit margin on sales of new vehicles for the nine months ended September 30, 2010 increased by 1.1% to 10.6% from 9.5% for the same period of 2009.  Gross profit on sales of new vehicles increased by approximately $1,888,000 from approximately $5,822,000 in the same period of 2009 to approximately $7,710,000 for the nine months ended September 30, 2010.

Gross profit margin on sales of used vehicles for the nine months ended September 30, 2010 increased by 7.9% to 5.2% from negative 2.7% for the same period of 2009.  Gross profit on sales of used vehicles increased by approximately $1,289,000 from a gross loss of approximately $433,000 for the same period of 2009 to approximately $856,000 for the nine months ended September 30, 2010.

The increase in gross profit and gross profit margin was mainly attributable to increased sales of new and used vehicles and parts and services which were positively impacted by the improvement in the economy in our markets and improvements in our capacity to service vehicles efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “SG&A” expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting and  professional services fees, general corporate expenses and marketing expenses.

SG&A for the nine months ended September 30, 2010 was approximately $14,285,000, compared to approximately $15,342,000 for the same period of 2009. The approximate $1,057,000 decrease in SG&A expenses was primarily due to decreased rental expenses.

Our rent, rate and building management fees decreased from approximately $3,582,000 for the nine months ended September 30, 2009 to $2,806,000 for the same period of 2010.  The decrease in such fees was mainly due to the closing of certain retail shops of the fashion apparel business.

OTHER INCOME, NET

Other income for the nine months ended September 30, 2010 increased to approximately $705,000 compared to approximately $182,000 for the same period of 2009, a total increase of $523,000. The increase was primarily due to an increase in other operating income. Other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income increased from $805,000 for the nine months ended 2009 to $1,330,000 for the same period of 2010 and was mainly due to increased commission income of $235,000 for the nine months ended September 30, 2009 to approximately $540,000 for the same period of 2010.  Interest expenses and other finance costs increased slightly from approximately $624,000 for the nine months ended September 30, 2009 to approximately $625,000 for the same period of 2010.

Three Months Ended September 30

Results of operations - comparison of three months ended September 30, 2010 to three months ended September 30, 2009:

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$28,830,000	77.1%	$22,584,000	74.9%
Used vehicles	$5,665,000	15.2%	$4,807,000	16.0%
Parts and services and others	$2,886,000	7.7%	$2,442,000	8.1%
Fashion Apparel	$-	-%	$299,000	1.0%
Total	$37,381,000	100%	$30,133,000	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the three months ended September 30, 2010 increased by approximately $7,248,000 or 24.1% to approximately $37,381,000, compared with approximately $30,133,000 for the same period of 2009.  The increase was primarily attributable to increased sales of new and used vehicles.

New vehicles sales increased approximately $6,246,000 or 27.7% from approximately $22,584,000 in the third quarter of 2009 to approximately $28,830,000 in the same period of 2010, while the quantity of new vehicles sold increased 28% for the same period.  Used vehicles sales increased approximately $858,000 or 17.8% from the third quarter of 2009 to approximately $5,665,000 in the same period of 2010.  The quantity of used vehicles sold increased by 25.9% in the same period of 2009 period.  The increase in sales of new vehicles was mainly attributed to an increase in factory production in the third quarter of 2010.

Parts and service sales for the three months ended September 30, 2010 increased by approximately $444,000, or 18.2%, to approximately $2,886,000 compared with approximately $2,442,000 for the same period of 2009.  The increase in parts and service sales was mainly attributable to additional capacity for maintenance and repair services provided by our new 3S centre that became fully operational in the last quarter of 2009.

 COST OF SALES

Cost of sales for the three months ended September 30, 2010 increased to approximately $31,879,000 from approximately $26,979,000 for the three months ended September 30, 2009, a $4,900,000 or 18.2% increase, which was relatively consistent with the increase in the Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended September 30, 2010 increased by 4.2% to 14.7% from 10.5% for the same period of 2009.  Gross profit increased by approximately $2,347,000 from approximately $3,154,000 in the three month period ended September 30, 2009 to approximately $5,501,000 for the three months ended September 30, 2010.

Gross profit margin on sales of new vehicles for the three months ended September 30, 2010 increased by 5.1% to 11.8% from 6.7% for the same period of 2009.  Gross profit on sales of new vehicles increased by approximately $1,900,000 from approximately $1,513,000 in the same period of 2009 to approximately $3,413,000 for the three months ended September 30, 2010.

Gross profit margin on sales of new vehicles for the three months ended September 30, 2010 increased by 4.7% to 4.1% from negative 0.6% for the same period of 2009.  Gross profit on sales of used vehicles increased by approximately $264,000 from a gross loss of approximately $30,000 in the same period of 2009 to approximately $234,000 for the three months ended September 30, 2010.

The increase in gross profit and gross profit margin was mainly attributable to sales of new and used vehicles and parts and services which were positively impacted by the improvement in the economy in our markets and improvements in our capacity to service vehicles efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting and professional services fees, general corporate expenses and marketing expenses.

SG&A for the three months ended September 30, 2010 was approximately $5,211,000, compared to approximately $5,517,000 for the same period of 2009.  The decrease of approximately $306,000 in SG&A expenses was primarily due to decreased rental expenses.

Our rent, rate and building management fees decreased from approximately $1,169,000 for the three months ended September 30, 2009 to $1,040,000 for the same period of 2010.  The decrease in such fees was mainly due to the closing of certain retail shops of the fashion apparel business.

OTHER EXPENSES, NET

Other expenses for the three months ended September 30, 2010 decreased to approximately $9,000 compared to approximately $183,000 for the same period of 2009, a total decrease of $174,000.  The decrease was primarily due to the combination of increased other operating income offset by increased interest expenses and other finance costs. The other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income increased from $35,000 for the three months ended 2009 to $235,000 for the same period of 2010.  The increase was mainly due to increased commission income, from $17,000 for the three months ended September 30, 2009 to approximately $103,000 for the same period of 2010. Interest expenses and other finance costs increased from approximately $219,000 for the three months ended September 30, 2009 to approximately $244,000 for the same period of 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2009 and September 30, 2010, we had approximately $4.0 million and $3.4 million of cash and cash equivalents respectively, and approximately $12.1 million and $9.4 million of debt, respectively.  Debt at December 31, 2009 was approximately $11.2 million of short-term debt, comprised of approximately $5 million of bank borrowings, approximately $5.4 million stocking loans, approximately $0.5 million of unsecured bank borrowings, approximately $0.3 of other loans, and approximately $0.9 million of long-term debt.  The long term debt represented unsecured bank borrowings which mature in 2012.  The increases in long-term debt have been used for general working capital purposes.

	2010	2009
	September 30	December 31
Total Debt	$9,410,160	$12,141,766
Less: Cash and cash equivalents	3,430,229	3,982,214
Net Debt	$5,979,931	$8,159,552

We have sufficient liquidity to meet currently anticipated plans, including capital expenditures and working capital investments.  Some of our assets and liabilities, including cash and short-term debt, may fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $0.6 million and $2.1 million of current liabilities in excess of current assets at December 31, 2009 and September 30, 2010 respectively.  Decreased working capital was attributable to declines in cash and cash equivalents and increases in deposits received.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $1,378,000 for the nine months ended September 30, 2010, compared to utilizing cash resources of approximately $96,000 for the nine months ended September 30, 2009, primarily as a net result of the following:

(i)
For the nine months ended September 30, 2010, cash flow provided by sales net of operating expenses increased by approximately $6,478,000 to approximately $1,754,000.  The increase was primarily a result of the increase in sales of new and used vehicles.

(ii)
For the nine months ended September 30, 2010, accounts receivable decreased by approximately $2,171,000, primarily due to the collection of receivables relating to the sales recognized during the nine months ended September 30, 2010.

(iii)
For the nine months ended September 30, 2010, our inventory increased by approximately $2,137,000.  The increase was consistent with increased delivery from the manufacturers of new vehicles which is consistent with our business growth.

(iv)
For the nine months ended September 30, 2010, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash outflow from operations of approximately $376,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2010, we expended net cash of approximately $2,523,000 in investing activities mainly for the acquisition of property and equipment to support the growth of our business.  For the nine months ended September 30, 2009, we utilized approximately $2,763,000 for investing activities, mainly for acquisition of property and equipment to support the development of our vehicle sales business in the PRC.

CASH FLOWS FROM FINANCING ACTIVITIES

During the nine months ended September 30, 2010, we repaid approximately $1,794,000 of our obligations owed on outstanding debt as compared to approximately $415,000 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, we received approximately $2,388,000 net advances from affiliates. For the nine months ended September 30, 2009, we received approximately $773,000 net advances from affiliates. The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chief Executive Officer, is the common director of the Company and the affiliates. These advances included both interest and non interest-bearing portions depending on the nature of the advances.

FINANCING ACTIVITIES

WORKING CAPITAL REQUIREMENTS

Current liabilities exceeded current assets at September 30, 2010 by approximately $2,195,000, an increase of approximately $1,678,000 from December 31, 2009.  The ratio of our current assets to our current liabilities was 0.958 to 1 at September 30, 2010 compared to 0.989 to 1 at December 31, 2009.  At September 30, 2010, our current assets of approximately $49,629,000 included approximately $19,793,000 in inventory that was funded by our operating cash flow and trade finance facilities.  Our current liabilities of approximately $51,824,000 include non-refundable customer deposits.  Given the exclusive nature and extremely limited production of Ferrari and Maserati cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $27,464,000.

SEASONALITY

Our business is modestly seasonal.  Our operations generally experience higher volumes of vehicle sales in the fourth quarter of each year, due in part to manufacturers’ production and delivery patterns.

CURRENCY CONVERSION AND FLUCTUATION IN FOREIGN EXCHANGE RATES

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

On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to US dollars but instead is allowed to trade in a tight band against a basket of foreign currencies.  On June 19, 2010, PBOC announced that it would allow a more flexible exchange rate for RMB without mentioning specific policy changes, although it ruled out any large-scale appreciation.  It is difficult to predict how long the current situation may last and when and how RMB exchange rates may change going forward. The reporting and functional currency of the Company is the U.S. dollar.  However, the functional currency of our operating subsidiaries is the RMB and the Hong Kong dollar and substantially all their revenues and expenses are denominated in those currencies.  Substantially all of our sales contracts are denominated in RMB or Hong Kong dollars and substantially all of our costs and expenses are denominated in Euros, Hong Kong dollars and RMB.

If the RMB were to increase in value against the U.S. dollar, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales.  On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations.  Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of any dividend payments.  For example, an appreciation of RMB against the U.S. or Hong Kong dollars would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes.  In addition, a strengthening of the U.S. dollar against the Hong Kong dollar or the Macau pataca, if it occurred, would adversely affect the value of our common stock.

We have engaged in limited hedging to reduce our exposure to exchange rate fluctuations.  While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. We periodically record a provision for bad debts based on our judgment resulting from an evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition.  For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  Historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at December 31, 2009 and September 30, 2010 was $16,246 and $8,647, respectively.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, and vehicle parts and accessories, and are stated at the lower of cost or market.  The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses.  The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market.  Fashion apparel inventory is valued at the first-in, first-out method and is stated at the lower of cost or market.  Write-down of potentially obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and assessment of estimated obsolescence based upon assumptions about future demand and market conditions.  Historically our actual physical inventory count results have shown our estimates of write-down of potentially obsolete or slow-moving inventory to be reliable.  However, additional provisions may be required in the future if general economic conditions deteriorate, thereby reducing net earnings.  Provision, if any, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

Share-based compensation

We have adopted ASC 718 “Compensation-Stock Compensation” for our share-based compensation.  We utilized the modified prospective method approach, pursuant to which we record compensation for all share-based awards granted based on their fair value.  The estimate of the fair value of the share-based compensation requires the input of subjective assumptions.  Changes in the subjective assumptions could materially affect the estimate of fair value of share-based compensation; however, based on an analysis using changes in certain assumptions that could be reasonably possible in the near term, we believe the effect on the share-based compensation recognized would not have been material.

Stock-based compensation expense is based on awards that are ultimately expected to vest.  We evaluate the assumptions used to value our awards and if factors change, we employ different assumptions.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees.   Stock-based compensation expense, if any, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts and sales of fashion apparel.  Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when the vehicle’s title has passed to the customer.

(ii)	Sales of fashion apparel and accessories are recognized when the products have been delivered to the customer and title has passed.

(iii)	Sales of vehicle parts are recognized when the parts have been delivered to the customer and the title has passed.

(iv)	Vehicle maintenance and repair income is recognized when services are fully rendered.

Impairment of long-lived assets

We evaluate long-lived assets, including property and equipment, for impairment when events and circumstances exist that indicate that the carrying amount of these assets may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the use of the asset.  The undiscounted cash flows are subject to estimations and assumptions made by us.  If the estimated undiscounted cash flows change in the future, we may be required to reduce the carrying amount of an asset.  Impairment of assets, if any, as a result of the impairment testing, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

Income taxes

We are required to estimate income tax provisions and amounts ultimately payable or recoverable in numerous jurisdictions, including Hong Kong.  We account for income taxes under the provision of ASC 740 “Income Taxes”, resulting in two components of income tax expenses: current and deferred.  Current income tax expense approximates taxes to be paid or refunded for the relevant periods.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured in accordance with the enacted tax laws and at the rates applicable in the years in which the differences are expected to be recovered or settled.  A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.  Otherwise, we will record a valuation allowance when the utilization of the deferred tax asset is uncertain.  Additional timing differences, future earnings trends and/or tax strategies could warrant a need for establishing an additional valuation allowance or a reserve.  If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

Item 4.   Controls and Procedures.

Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to our Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2010.

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

Plaintiff filed a First Amended Complaint on June 15, 2010.  The Company moved to dismiss the First Amended Complaint and, on October 29, 2010, the Court sustained the Company’s demurrer with leave to amend.  Plaintiff is to file a Second Amended Complaint on or before November 19, 2010.  The Company denies any alleged wrongdoing in connection with the claims asserted in the action and will vigorously defend those claims.  The Company is unable to evaluate the likelihood of an outcome, favorable or unfavorable, at this time, or to estimate the amount or range of a possible loss.  However, an adverse result in this proceeding could have a material adverse effect on the Company’s operations

In the ordinary course of its business, and other than as set forth above or as described in the notes to our condensed consolidated financial statements, we and our subsidiaries may be involved from time to time in various pending or threatened legal proceedings, arising from the conduct of business.  After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings, after consideration of any reserves and rights to indemnification, ultimately will be resolved without materially affecting our consolidated financial position.  However given the indeterminate amounts that may be sought in these proceedings and the inherent difficulty in predicting the outcome of such legal proceedings, including the proceeding described above, it is possible that an adverse outcome in certain matters could be material to our operating results for any particular reporting period.

 Item 1A. Risk Factors.

 Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

This Item should be read in conjunction with Notes 8 and 9 to the consolidated financial statements included in this Report.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 5, 2010, on March 1, 2010, in connection with the settlement of the Federal Court Action, Bern Noble agreed to return to us for cancellation 1,210,631 shares of common stock.  We also agreed to replace the shares with an equal number of new shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Amended Share Exchange Agreement.  We agreed to deliver the replacement shares in nine monthly installments.  As of September 30, 2009 we have delivered 684,950 shares.  The shares were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

           None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description
10.1
Employment Agreement dated November 5, 2010 by and between the Company and Mr. Richard Man Fai LEE, filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2010 and incorporated herein by reference.

10.2
Employment Agreement dated November 5, 2010 by and between the Company and Mr. Herbert ADAMCZYK filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2010 and incorporated herein by reference.

10.3
Employment Agreement dated November 5, 2010 by and between the Company and Mr. Joseph Tik Tung WONG, filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2010 and incorporated herein by reference.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC., a Nevada corporation

Date: November 15, 2010	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary