Form 10-K
period 2010-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2011-03-31
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

28/F, King Palace Plaza, No. 52A Sha Tsui Road, Tsuen Wan, N.T. Hong Kong
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

Large accelerated filer ☐    Accelerated filer ☐                Non-accelerated filer ☐                         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2010, the last day of registrant’s most recently completed second fiscal quarter, was $554,295 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2011, 24,534,492 shares of the registrant’s common stock were issued and outstanding.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

A-1

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K for China Premium Lifestyle Enterprise, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words or phrases “would be, “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,”  “plan,” “intend,” “estimate” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties include:  (a) general economic conditions in the Hong Kong Special Administrative Region (“Hong Kong”), the Macau Special Administrative Region (“Macau”) and the People’s Republic of China (“Mainland China”); (b) regulatory factors in Hong Kong, Macau and Mainland China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) our exposure to foreign currency fluctuations; (f) whether we are able to successfully fulfill our primary cash requirements which are explained below under “ Financial Condition, Liquidity and Capital Resources”; (g) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and Mainland China, and (h) other factors or conditions described in Item 1A – Risk Factors in Part 1 of this Annual Report on Form 10-K.  Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2011 fiscal year, which runs from January 1, 2011 to December 31, 2011.

As used in this Form 10-K, unless the context requires otherwise, “we”, “us”, “OTCBB: CPLY” or the “Company” means China Premium Lifestyle Enterprise, Inc. and its subsidiaries, taken together as a whole.

A-2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in Hong Kong, Macau, and Mainland China, (which for the purposes of this report excludes Hong Kong, Macau and Taiwan).  Currently, the Company’s main business is its 49% ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”).  The business of Technorient and its subsidiaries consists mainly of the importation, sales and after-sales service of Italian “Ferrari” and “Maserati” branded cars and spare parts in Hong Kong, Macau and Mainland China. In 2008, through its wholly-owned subsidiary, CPMM (Asia) Limited (f/k/a Leader Mount Limited), a Hong Kong corporation (“CPMM Asia”), the Company began importing, distributing and selling premium brand apparel in Hong Kong, Macau, Mainland China and Taiwan.

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

On November 15, 2004, the Company acquired a line of first aid products for minor injuries from Addison-Davis in accordance with an Agreement of Sale and Transfer of Assets entered into between the Company and Addison-Davis.

On December 22, 2005 the Company acquired 100% of the issued and outstanding shares of Brooke Carlyle Life Sciences, Inc., a Nevada corporation (“Brooke Carlyle”), a development stage company with a business plan to develop an online internet portal containing information on sexually transmitted diseases, which was intended to generate revenue from advertising from pharmaceutical companies.

In early 2006, the Company’s management team determined that it was no longer in the best interests of the Company and its stockholders to continue pursuing sales and marketing efforts for the line of first aid products acquired from Addison-Davis. In an effort to bring revenues and profitable operations to the Company, management sought to effect a transaction that would attract a viable business operation and enable the Company to liquidate its liabilities.

On May 4, 2006, the Company entered into a Stock Purchase Agreement with Nexgen Biogroup, Inc. (“Nexgen”), pursuant to which the Company sold the shares of Brooke Carlyle, which at that time represented all or substantially all of the assets of the Company (including the Xact Aid business assets), for $1,000 cash, representing a consideration of $0.001 per share.

On September 5, 2006, the Company acquired 49% of Technorient through a share exchange (the “Exchange”), with the result that the shareholders of Technorient became the beneficial owners of approximately 49% of the Company’s stock.  In connection with the Exchange, 3,000,000 shares of common stock owned by Federico G. Cabo, one of our former directors, and 6,000,000 shares of common stock owned by Fred De Luca, then our secretary and a director, were cancelled.  The terms of the Exchange were determined through arms-length negotiations between the Company and Technorient.  The Exchange was completed pursuant to a Share Exchange Agreement, which was later reformed pursuant to the Reformation Agreement dated May 5, 2009, as reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2009.

The Exchange resulted in a change of control whereby the Company issued: (i) an aggregate of 89,689,881 common shares in exchange for 49% of the issued and outstanding shares of Technorient, and (ii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. The 89,689,881 shares were issued in two tranches pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement:  (i) 72,000,000 shares were issued at closing of the Exchange on September 5, 2006; and (ii) an additional 3,537,977 shares were issued on December 7, 2007 upon the effectiveness of and giving effect to the Company’s one-for-five reverse stock split (which shares would have been equal to 17,689,881 shares on a pre-reverse split basis).  As a result of the Exchange, the Company became a 49% shareholder of Technorient on a fully-diluted basis.  Additionally, as a condition to the closing of the Exchange, the Company sold the capital stock of Brooke Carlyle to Nexgen (which, prior to the Exchange, constituted all of the Company’s assets), for $1,000 cash.

  After the closing of the Exchange, the Company’s main business became its 49% ownership interest in Technorient.

On December 27, 2006, the Company effected a change of the Company’s name from “Xact Aid, Inc.” to “China Premium Lifestyle Enterprise, Inc.”  The Company name change and a new trading symbol (OTCBB: CPMM) became effective on the OTC Bulletin Board on December 28, 2006.

In March 2007, the Company entered into an agreement with Falber Confezioni, S.R.L. (“Falber”) to become the sole importer and distributor of John Richmond, Richmond X and Richmond Denim clothing for men and women in Hong Kong, Macau, Taiwan and in Mainland China commencing in the Spring/Summer season of 2008 and ending in the Fall/Winter season of 2012.

On April 3, 2007, the Company established CPMM Asia as a wholly owned subsidiary.   CPMM Asia is principally engaged in the distribution of luxury brand apparel.  The sale and distribution of premium brand apparel was wound down in 2009 due to lack of sales, which was primarily attributable to the downturn in the global economy and the tightening of consumer spending in Mainland China.

TECHNORIENT OVERVIEW

Ownership

In 1993, Corich Enterprises, Inc., a British Virgin Islands corporation (“Corich”), acquired 37.7% of the then issued share capital of Technorient. Herbert Adamczyk, our Chief Operating Officer and a Director, held approximately 28.2% of the then issued and outstanding capital shares of Technorient. Between 1995 and early 2006, Corich increased its interest in Technorient to approximately 90% through a series of transactions, while Mr. Adamczyk decreased his interest to approximately 10%.  Upon completion of the Exchange on September 5, 2006, Corich and the Company held approximately 51% and 49% of Technorient, respectively.

History and Development

Technorient’s tradition of excellence with luxury sports automobiles extends back to the founding of German Motors Limited (“German Motors”) by Mr. Adamczyk in 1974 as a service center for high performance sports cars, including Ferrari. After some years of development, and largely as a result of its record in high quality service and support for the auto racing industry in both Hong Kong and Macau, German Motors became the exclusive dealer for Ferrari in Hong Kong and Macau in 1983. Technorient was formed in 1983, and in 1985 became the holding company for Auto Italia Limited (“Auto Italia”), German Motors, Italian Motors (Sales & Service) (“Italian Motors”), Italian Motors (Sales & Service) Limited (“IML”) and King Express Group Limited (“King Express”) (Auto Italia, German Motors, Italian Motors, IML and King Express are collectively referred to herein as the “Technorient Group”).

Auto Italia was established in Hong Kong on September 25, 1984 to trade cars and related accessories and provide car repair services. It was the exclusive importer and distributor for Lancia and subsequently Fiat automobiles in Hong Kong and Macau until the early 1990s when Lancia discontinued its right hand drive model range. Auto Italia withdrew from its Fiat distributorship at the same time due to the unsuitability of the vehicles for the Hong Kong market. Subsequent to the cessation of its Lancia and Fiat distributorships, Auto Italia, a Maserati dealer since 1994, was awarded exclusive dealership rights for Maserati automobiles in Hong Kong and in Macau in 1996.

In 1992, IML was appointed as sole Ferrari importer and distributor for Hong Kong and Macau, and later (1994 – 2004) was also exclusive importer for Mainland China.    In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business.  In 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd. in Mainland China to engage in the distribution of Ferrari and Maserati cars in Nanjing.

IML is a 1% equity holder in Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd., an equity joint venture company created in 2004 with Ferrari S.p.A. and the Beijing-based Poly Investment Group to handle sales, marketing and distribution of Maserati and Ferrari automobiles in Mainland China. We refer to Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd. as the “Shanghai JV”. The Shanghai JV is currently building a network of dealerships for Ferrari and Maserati in Mainland China.

 Auto Italia and Italian Motors operate from eight locations in Hong Kong, Macau and Mainland China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari and Maserati.

Management believes that the Technorient Group’s customer base of high net worth individuals in Hong Kong and Mainland China is well-established.  Through its sales performance and reputation for first class facilities and customer service, the Technorient Group enjoys an excellent relationship with senior management of both Ferrari S.p.A. and Maserati S.p.A.

Management of Technorient views the rapid development of the consumer market in Mainland China, particularly the market for luxury products, as an opportunity to leverage the Company’s existing high net worth customer base and reputation to develop a platform for distribution of a wide range of luxury items, including additional high end (performance) autos, luxury yachts and other premium lifestyle items.  Despite a somewhat gloomy world economy, a 2009 report issued by McKinsey & Company forecast that spending on luxury goods in greater Mainland China would grow by 18% annually to about $27bn by 2015, while other analysts have predicted annual growth as high as 25%.

In keeping with management’s business development plans, King Express was appointed in 2007 by AgustaWestland as its exclusive distributor for the complete fleet of AgustaWestland commercial helicopters in Hong Kong and Macau and as non-exclusive distributor for the highly strategic Pearl River Delta region of Southern Mainland China. The AgustaWestland helicopters business is still in its preparatory stage.

Ferrari/Maserati Mainland China

The Technorient Group sold the first Ferrari in Mainland China in 1993.  By 2005, over 100 units were sold, reflecting the emergence of Mainland China as one of Ferrari’s key growth markets, alongside Latin America and Russia. In accordance with its worldwide policy of owning the primary importer in a major export market, Ferrari S.p.A. approached Technorient management in 2002 to request guidance on how to best establish its own importing operations in Mainland China. Technorient introduced Ferrari S.p.A. to Poly Group, a powerful industrial entity, after having established that a joint venture with a well-connected local business entity would be the most appropriate structure.

As a result, on August 27, 2004, Technorient, Ferrari S.p.A. and Poly Technologies, Inc. formed the Shanghai JV, an equity Sino-foreign joint venture in Mainland China, to engage in the import, distribution and sale, through a local network of car dealers, of Ferrari and Maserati cars, spare parts and ancillary products. Ownership of the Shanghai JV at inception was Ferrari S.p.A. 40%, Technorient Group (through IML) 30% and Poly Group 30%, with Dr. Richard Man Fai Lee, our Chairman, Chief Executive Officer and President, and also the Chairman of Technorient, appointed as Chairman and authorized representative of the Shanghai JV.

Upon formation, the Shanghai JV acquired from IML at cost all of the dealer network and importer operations established by IML, including residual cars allocated for Mainland China.

Because the structure of the Shanghai JV precludes its shareholders from direct ownership of licensed dealers in Mainland China and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of IML’s interest in the Shanghai JV so that Technorient could acquire an independent dealer network in Mainland China and, among other things, maintain its direct customer relationships. As part of this arrangement, Technorient applies for dealer licenses in key markets in Mainland China such as Dalian and Nanjing (already awarded) and may, in conjunction with Ferrari, continue to build its dealer network to capitalize on its client base in Mainland China and pursue its luxury brand platform.

Accordingly, IML entered into an agreement with the Shanghai JV parties to dispose of 29% of its equity interest in the Shanghai JV in July 2006. The disposal was completed in December 2007 and after the disposal, IML continued to hold a 1% equity interest in the Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari and Maserati cars in certain cities in Mainland China that were allocated in cooperation with the Shanghai JV.  In January 2006, IML formed Dalian Auto Italia in Mainland China to sell Ferrari and Maserati cars in Dalian, China.  At formation, IML owned 95% of the equity interest in Dalian Auto Italia, and on August 3, 2007, IML acquired the remaining 5% of equity interest in Dalian Auto Italia.

On August 7, 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd. in Mainland China to engage in the distribution of Ferrari and Maserati cars in Nanjing.

Operations

As the primary importer and distributor for Ferrari/Maserati brands for Hong Kong, Macau and Mainland China (until 2004), Technorient was responsible for introducing and developing a viable market for high performance luxury motor cars in those territories. After formation of the Shanghai JV in 2004, Technorient retained and continues its role as exclusive importer and dealer for both Ferrari and Maserati brands in Hong Kong and Macau, each of which is a significant market in its own right, while developing an independent dealership network in Mainland China in close cooperation with the Shanghai JV.

A key aspect of any Ferrari importer worldwide is the strength of the relationship with Ferrari S.p.A. management in Maranello, Italy. With its internationally recognized logo and current worldwide production of only 6,600 units, the Ferrari brand connotes an image of performance and exclusivity unique in the auto world. Management of Ferrari S.p.A. understands the importance of importer performance in maintaining this image and accordingly requires the highest level of commitment from their importers.

Importership agreements are renewed annually and vehicle allocations are made largely through negotiation and are based on past sales levels. Allocations largely determine waiting lists for certain models, which in developed markets such as the United States and Europe, can stretch out to 3 years. While there is no obligation on our part to purchase any specific year’s allocation, a key to success as a Ferrari importer is the ability to increase allocations regularly.  Technorient’s management has historically enjoyed a unique ability to achieve this, through the strength of their 20-year relationship with Ferrari and proven success in building important markets for Ferrari and Maserati in Hong Kong and Mainland China. As a result, waiting lists for new cars in Mainland China are relatively short, an important advantage in newly developing markets where patience levels amongst the newly wealthy for their high end purchases are relatively low.

Market Analysis

Hong Kong and Macau

After several years of steady growth, the market in Hong Kong and Macau for super luxury performance vehicles was severely impacted by the public health crisis precipitated by severe acute respiratory syndrome, or SARS, and the resulting economic downturn in 2003 which, together with the imposition of a poorly conceived luxury tax (now reduced and restructured) reduced Ferrari sales to a fraction of the prior period.  Between 2004 and the first half of 2008, Hong Kong and Macau experienced an economic boom, built largely on the robust performance of the Chinese economy, particularly on the consumption side. During the last half of 2008, Hong Kong and Macau began to feel the effects of the worldwide economic slowdown.

The difficult commercial environment of 2009 has given way to a vastly improved business environment in our markets.  The Company has reason to be cautiously optimistic regarding prospects for increased sales of vehicles, both new and used.  Official data released by the Hong Kong Government’s Census and Statistics Department indicates that Hong Kong’s economy recorded a seventh straight quarter of expansion in the fourth quarter of 2010, with gross domestic product growing at 6.8% year-on-year.

Sales for Ferrari and Maserati stabilized at around 140 units in 2005 with annual growth in the region of 15% reaching close to 290 units in 2010.  Our orders for new Ferrari and Maserati automobiles increased significantly in 2010.  Given the relatively small but extremely wealthy customer base for the Group’s products in Hong Kong and Macau, management believes that sales will remain steady, despite the currently experienced slowdown, while the proportion of sales in Mainland China is expected to continue to increase.

Mainland China

The consumer market in Mainland China has emerged as an engine of economic growth during the past years.  In 2005, Mainland China overtook Japan as the second largest car market in the world after the United States, with 5.9 million vehicles sold in 2005.  In 2009, Mainland China overtook United States as the largest car market in the world, with 13.6 million vehicles sold.  Although inflationary pressures are predicted to increase in Mainland China in the coming year, the economy is nevertheless expected to remain strong in 2011 having grown by approximately 10% year-on-year in 2010.  Mainland China’s consumers continue to exhibit increasing interest and ability to purchase luxury goods.  Despite a somewhat gloomy world economy, a recent report issued by McKinsey & Company forecast that spending on luxury goods in greater China would grow by 18% annually to about $27bn by 2015, while other analysts have predicted annual growth as high as 25%.

Business Strategy

Technorient’s main strategy of building a luxury brand platform in Mainland China is centered around the continued development of an independent dealer network for the key brands of Ferrari and Maserati. This network, like the dealerships in Dalian and Nanjing, will be developed, in cooperation with Ferrari S.p.A. and Maserati S.p.A., both through new operations and acquisitions of existing dealerships in key industrial regions with a high concentration of wealthy individuals who form an important part of Technorient’s customer base.

As the business of Technorient develops, it is management’s intention that additional key brands, consistent with the platform and character of the business, will be acquired from Technorient’s parent company Wo Kee Hong (Holdings) Limited or from third parties. An example is the acquisition of the distributorship rights in Hong Kong and Macau for AgustaWestland helicopters.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Currently, Technorient imports, distributes, and provides after-sale service for Italian “Ferrari” and “Maserati” branded cars in Hong Kong, Macau and parts of Mainland China.

The following table reflects our percentage of total revenues of Technorient by business segment for our last three fiscal years:

	Percentage of Total Revenues of Technorient as of
Business Segment	December 31, 2010	December 31, 2009	December 31, 2008
New and used vehicles	93%	93%	94%
Parts and services	7%	7%	6%

Further information regarding our business segments is provided in Note 18 of our consolidated financial statements included in this Annual Report on Form 10-K.

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

In exchange for complying with these provisions and standards, we are currently granted the exclusive right to sell Ferrari and Maserati automobiles and related parts and services in Hong Kong and Macau, and we have also been granted the exclusive right to sell Ferrari and Maserati automobiles and related parts and services at our Dalian and Nanjing dealerships in Mainland China. The agreements also typically grant the exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands in our designated territories at our dealerships. Some of our franchise agreements are renewed annually. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, failure to maintain adequate working capital, changes in the dealership’s financial or other condition, failure to submit required information to the manufacturer on a timely basis, failure to obtain and maintain any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement.

Store Operations

With the appointment of the Nanjing dealership in the Yangtze River Delta Economic Zone in 2008, Technorient now has eight authorized showrooms and after-sales parts and service facilities throughout Hong Kong, Macau, and Mainland China.

Location	Store	Franchises	Year Opened/Acquired
Hong Kong	Tai Kok Tsui	Ferrari & Maserati	1990
Hong Kong	Causeway Bay	Ferrari	1998
Hong Kong	Ap Lei Chau	Ferrari & Maserati	2005
Hong Kong	Wanchai	Maserati	2005
Mainland China	Dalian	Ferrari & Maserati	2006
Mainland China	Dalian	Ferrari & Maserati	2008
Mainland China	Nanjing	Ferrari & Maserati	2008
Hong Kong	Shatin	Ferrari & Maserati	2009

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

We provide parts and service primarily for the vehicle brands sold by our stores, but we also service other vehicles. In 2010, our service, body and parts operations generated approximately $11.5 million in revenues, or 7.2% of total revenues of Technorient. We set prices to reflect the varying difficulty of the types of repair and the cost and availability of parts. Revenues from the service and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This helps to counter the effects of a drop in new vehicle sales that may occur in a slow economic environment.   Technorient’s focus on service advisor training, as well as a number of pricing and cost saving initiatives across the entire service and parts business lines, have led to improvements in same-store service and parts sales in 2010 compared to 2009, as well as improvements in gross profit margins achieved.  Further, our focus on satisfying the client in both the sales and after-sales areas has led to consistently high levels of recommendation and endorsement, and additional and repeat business, all of which has benefited Technorient for over thirty years.

SUPPLIERS

Our major suppliers are as follows:

ITEM	SOURCE AND LOCATION
Ferrari automobiles and automobile parts	Ferrari S.p.A., Maranello, Italy

Maserati automobiles and automobile parts	Maserati S.p.A., Modena, Italy

AgustaWestland helicopters (1)	Agusta S.p.A., Italy

(1)	We anticipate that delivery of AgustaWestland helicopters will begin during 2012.

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

We conduct extensive product promotional advertising in several venues:

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

BACKLOG ORDERS

The limited supply of cars by Ferrari and Maserati factories is a worldwide phenomenon due to the limited production capacity.  We have many customers who have paid a deposit and are prepared to wait for years for new cars.  As a result, we have backlog orders.  Our backlog orders with our manufacturers as of December 31, 2010 were approximately $178.8 million compared to approximately $221.5 million at December 31, 2009.

MANAGEMENT INFORMATION SYSTEMS

We consolidate financial, accounting and other relevant data received from our operations in Hong Kong, Macau and Mainland China through a private communication system.

COMPETITION

In new and used vehicle sales, our operations compete primarily with other franchised dealerships of luxury vehicles in our markets. We rely on advertising and merchandising, sales expertise, service reputation, strong brand names and location of our operations to sell new vehicles. See “Risk Factors — OTHER BUSINESS OPERATING RISKS — Substantial competition in automobile sales may adversely affect our profitability due to our need to lower prices to sustain sales and profitability.”

We compete with other automobile dealers and franchised and independent service centers for non-warranty repair and routine maintenance business. We believe that the principal competitive factors in parts and service sales are the use of factory-approved replacement parts, factory-trained technicians, price, the familiarity with a manufacturer’s brands and models, and the quality of customer service.

We compete with other business entities for dealership rights in different areas of Mainland China. Some of our competitors may have greater financial resources and competition may increase the cost of acquiring such dealership rights.

ENVIRONMENTAL MATTERS

Technorient is subject to environmental laws and regulations in Hong Kong, Macau and Mainland China, including those governing discharges into the air and water, the installation, maintenance, operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, this business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Similar to many of our competitors, Technorient has incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations. Various health and safety standards also apply to our operations.

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

EMPLOYEES

As of December 31, 2010, we employed approximately 214 full time employees. We believe we have good relationships with our employees. We are not party or subject to any collective bargaining agreements.

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file annual, quarterly and other reports and information with the SEC. You may read and copy these reports and other information we file at the SEC’s public reference room at 100 F Street, NE., Washington, D.C. 20549 on official business days from 10:00 am until 3:00 pm.  You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. You may also request copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC by requesting copies of such reports in writing. Such written requests should be directed to our corporate secretary and sent to our executive offices at the address set forth below.

Our principle executive office is located at 28/F, King Palace Plaza, No. 52A Sha Tsui Road, Tsuen Wan, N.T. Hong Kong. Our website is http://www.chinapremiumlifestyle.com, our phone number is (+852) 2954-2469 and our email address is:  ir@chinapremiumlifestyle.com.

ITEM 1A.  RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. Some of these risks are described below and you should take these risks into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors.  You should carefully consider such risks and uncertainties, together with the other information contained herein and in the documents incorporated herein by reference. If any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially.

RISKS RELATED TO OUR BUSINESS

The global credit and banking crisis may negatively affect our business, results of operations, and financial condition.

The global financial crisis that began in 2007 and the subsequent economic recession and instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition.  If conditions in the financial markets do not improve, our ability to access the capital markets may be restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on any potential lenders or on our customers, causing them to fail to meet their obligations to us.

Our business could be impacted by these events and may be further impacted by: the insolvency of key channel partners impairing our distribution channels; counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves; and increased expense or inability to obtain short-term financing if banks providing our line of credit are unable to lend us money when it is needed for our operations.

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

In addition, local economic, competitive and other conditions affect the performance of our operations. Our revenues, cash flows and profitability depend substantially on general economic conditions and spending habits in Hong Kong, Macau and in those regions of Mainland China where Technorient maintains its operations.

Unrest and civil disturbances, particularly in oil-producing regions, may affect fuel prices, credit availability and consumer confidence in general, which could have a material adverse effect on our business, revenues and profitability.

Our vehicles are luxury items.  In times of political unrest or instability, consumers may choose to defer planned purchases of luxury items.

The recent unrest in the Middle East has triggered rising crude oil prices as well as rising prices for the fuel powering our vehicles.  Persistent unrest in oil-producing regions may cause fuel prices to rise further, which in turn may affect consumer preferences in connection with the purchase of our vehicles. Consumers may be less likely to purchase more expensive vehicles, such as luxury automobiles and more likely to purchase smaller, less expensive vehicles, or fuel-efficient, hybrid or electric vehicles.  Further increases in fuel prices could have a material adverse effect on our business, revenues, cash flows and profitability.

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

Our success depends on the overall success of the line of vehicles that each of our operations sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities and their reputations, management and labor relations. In 2010, sales of new Ferrari and Maserati vehicles accounted for 53% and 24%, respectively, of Technorient’s total revenues.  A significant decline in the sale of new vehicles produced by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could have a material adverse effect on our results of operations, financial condition or cash flows. Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us.  In particular, labor strikes at a manufacturer or supplier that continue for a substantial period of time could have a material adverse effect on our business.  Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and could in the future lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may have a material adverse effect on our results of operations, financial condition or cash flows.

If we fail to obtain renewals of one or more of our franchise agreements on favorable terms or substantial franchises are terminated, our operations may be significantly impaired.

Each of our businesses operates under a franchise agreement. Without a franchise agreement, we cannot obtain new vehicles from the manufacturer. As a result, we are significantly dependent on our relationships with these manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management and other material breaches of the franchise agreements. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability.

Our results of operations may be materially and adversely affected to the extent that Technorient’s franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

Technorient’s franchise agreements with Ferrari and Maserati do not give us the exclusive right to sell their products within Mainland China. As a result, the Shanghai JV may appoint additional dealers in neighboring cities that may indirectly compete against us. The appointment of new dealerships near our existing dealership could materially adversely affect our operations and reduce the profitability of our existing dealership.

Our success depends upon the continued viability and overall success of a limited number of manufacturers.

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2010 that accounted for 100% of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Twelve Months Ended December 31, 2010
Ferrari	53%
Maserati	47%

Ferrari and Maserati vehicles represented 100% of our total new vehicle retail units sold in 2010. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of these vehicle manufacturers.

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

RISKS RELATED TO OUR ACQUISITION STRATEGY

Growth in our revenues and earnings will be impacted by our ability to acquire and successfully integrate and operate more dealerships in Mainland China.

Growth in our revenues and earnings depends substantially on our ability to acquire and successfully integrate and operate more dealerships in Mainland China.  We cannot provide assurances that we will be able to identify and acquire or establish dealerships in the future.  In addition, we cannot provide assurances that any acquisition will be successful or on terms and conditions consistent with past acquisitions.  Restrictions by our manufacturers may directly or indirectly limit our ability to acquire additional dealerships.  In addition, increased competition for acquisitions may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices.  Some of our competitors may have greater financial resources than us.

We require additional capital in order to acquire or open additional dealerships. In the past, we have financed these acquisitions with a combination of cash flow from operations and proceeds from borrowings under our credit facilities.

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

Acquiring legal entities, as opposed to only dealership assets, may subject us to unforeseen liabilities that we are unable to detect prior to completing the acquisition or liabilities that turn out to be greater than those we had expected. These liabilities may include liabilities of the prior owner or operator that arise from environmental laws for which we, as a successor owner, may be responsible. Until we actually assume operating control of such business assets, we may not be able to ascertain the actual value of the acquired entity.

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

Our business involves the sale of new and used vehicles, vehicle parts or vehicles composed of parts that are manufactured outside Mainland China, Hong Kong and Macau. As a result, our operations are subject to customary risks associated with imported merchandise, including fluctuations in the value of currencies, import duties, exchange controls, differing tax structures, trade restrictions, transportation costs, work stoppages and general political and economic conditions in foreign countries.

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

We are currently involved in legal proceedings.  Although the Company’s demurrer challenging all claims against it was sustained and the court entered a judgment of dismissal dismissing the Company from the proceedings, the plaintiff may appeal the judgment or take other steps to pursue the claims asserted against the Company.

As discussed in greater detail in Part I, Item 3, Legal Proceedings, of this Report, we were made aware on or about December 1, 2009 that the Company was named as a co-defendant in a state court action,  Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.   The plaintiff named the Company as a co-defendant in seven of the thirteen causes of action in the plaintiff’s second amended complaint, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting.  The Company filed a demurrer challenging all claims asserted against it.  Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action and the plaintiff has 60 days from such date to file a notice of appeal with the court.  The Company continues to deny any alleged wrongdoing in connection with the claims asserted in the action and intends to vigorously defend those claims, including any appeal by the plaintiff of the court’s final judgment in the action or any other steps taken by the plaintiff to pursue the claims asserted against the Company in the action.  At this time, we are unable to evaluate the likelihood of an outcome, favorable or unfavorable, with respect to any appeal or other steps taken by the plaintiff with respect to its claims or to estimate the amount or range of a possible loss.  However, an adverse result in the action could have a material adverse effect on our operations.

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

A number of laws and regulations affect our business, including laws and regulations relating to business corporations generally and the environment. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of remedial obligations or the issuance of injunctions limiting or prohibiting our operations. We must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance-related licenses issued by authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices.

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

Further, environmental laws and regulations are complex and subject to change. The environmental regulatory structure is not well-developed in our markets and we may be exposed to sudden and drastic changes in this area which could require material expenditures by the Company.  In addition, in connection with any acquisitions or openings of new dealerships, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. We may be required to make material additional expenditures to comply with existing or future laws or regulations, or as a result of the future discovery of environmental conditions.

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

RISKS RELATED TO DOING BUSINESS IN MAINLAND CHINA

Although only a small proportion of our business is currently conducted in Mainland China, it is our intention to expand our business portfolio in Mainland China in the future, in which case, the following risk factors should be addressed:

Adverse changes in economic and political policies of Chinese government could have a material adverse effect on the overall economic growth of Mainland China, which could adversely affect our business.

A portion of our business operations are currently conducted in Mainland China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in Mainland China. Mainland China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of Mainland China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in Mainland China, which in turn could adversely affect our results of operations and financial condition.

The unprecedented growth of the economy in Mainland China, while anticipated to remain strong in 2011, could be curtailed if the government utilizes traditional monetary policy to control inflation, or if the government returns to planned-economy policies, either of which could adversely affect our financial results.

There is some evidence that Mainland China is beginning to experience higher levels of inflation.  Government attempts to control inflation, whether through monetary policy or a return to planned-economy policies, could adversely affect the business climate and growth of private enterprise, and in particular, the demand for luxury items. Growth of our business and our profitability may be adversely affected if government policies curtail market demand for our vehicles and related services.

Our operations in Mainland China are subject to restrictions on paying dividends and making other payments to us.

Regulations in Mainland China currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Technorient is also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. The Chinese government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of Mainland China. Technorient may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our operations in Mainland China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may have difficulties repatriating funds for the payment of dividends to our stockholders.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Some of our revenues are in the form of Renminbi.  The Renminbi is not a freely convertible currency.  The State Administration for Foreign Exchange, under the authority of the People’s Bank of Mainland China, controls the conversion of Renminbi into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the Mainland China Foreign Exchange Trading System market.

The imposition of additional restrictions on currency exchanges could limit our ability to use revenue generated in Renminbi to fund any future business activities outside Mainland China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in Mainland China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian influenza, SARS or another epidemic or outbreak. In May and June 2009, occurrences of H1N1 influenza were reported in Hong Kong and parts of Mainland China.  In 2005 and 2006, there were reports of occurrences of avian influenza in various parts of Mainland China, including a few confirmed human cases. Any prolonged recurrence of H1N1 influenza, avian influenza, SARS, swine flu or other adverse public health developments in Mainland China or Hong Kong may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response to an epidemic or outbreak may require temporary closure of our offices and dealerships. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to address adverse business conditions arising from any future public health emergency.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in Mainland China.

Mainland China’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. Mainland China does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  Mainland China’s regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that may affect our ability to achieve our business objectives.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

All of our assets are located outside the United States and all of Technorient’s current operations are conducted in Hong Kong, Macau and in Mainland China. Moreover, all of our directors and officers are nationals or residents of Hong Kong.  All or a substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of Mainland China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in Mainland China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR STOCK

There is a limited trading market for our shares. You may not be able to sell your shares if or when you wish to do so.

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the month ended February 28, 2011, the average daily trading volume of our common stock was approximately 152 shares. As of March 29, 2011, we had approximately 49 stockholders of record, as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

We have no immediate plans to pay dividends.

We have not paid any cash dividends on our common stock to date and do not expect to pay such dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

We have the ability under Nevada law to issue additional shares of our common stock without stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorize the Board of Directors to issue up to 100,000,000 shares of common stock. The power of the Board of Directors to issue shares of common stock, or warrants or options to purchase shares of common stock, is generally not subject to stockholder approval. Any additional issuance of our common stock may have the effect of diluting your investment.

Our stock price is volatile.

The trading price of our common stock has fluctuated significantly and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to global current events, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

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

On April 20, 2010, our management concluded that our consolidated audited financial statements for the years ended December 31, 2008, 2007 and 2006 and our consolidated unaudited interim financial statements for the periods ended September 30, 2006 through September 30, 2009 needed to be restated and should not be relied upon.  In addition, our management concluded that certain notes in our audited financial statements for the year ended June 30, 2006 and our unaudited interim financial statements for the period ended March 31, 2006 needed to be amended.  For a more detailed discussion of the restatements, amendments and their underlying circumstances, please refer to the Explanatory Note at the beginning of our Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “Amended 2008 Form 10-K”) and Note 22 of the Notes to the consolidated financial statements included in the Amended 2008 Form 10-K.  As a result of the restatements, the Company may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including potential civil litigation (including stockholder class action lawsuits and derivative claims made on behalf of the Company), and regulatory proceedings or actions, the defense of which may require significant management attention and significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

In connection with the restatement of certain of our historical consolidated financial statements, we identified material weaknesses in our internal control over financial reporting and concluded that such controls were not effective during the periods covered by the restatements.  Management has taken steps to remediate these deficiencies and does not anticipate making any further restatements for subsequent periods.  However, if we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.  We can provide no assurance that we will at all times in the future be able to report that our internal control is effective.

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

Based on the restatements to our financial statements referenced above, our management concluded that our system of internal control over financial reporting was not effective as of the three month period ended March 31, 2006 through the nine month period ended September 30, 2009, which resulted in the restatements described in the Explanatory Note at the beginning of the Amended 2008 Form 10-K and Note 22 of the Notes to the consolidated financial statements included in the Amended 2008 Form 10-K.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management identified internal control deficiencies which, in management’s judgment, represented material weaknesses in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with GAAP.  Specifically, the control deficiencies related to (i) the invalid adoption of certain purported amendments to our Articles of Incorporation; (ii) the unauthorized issuance by prior management of shares of our capital stock; and (iii) the lack of recognition of the receipt of services from certain third party consultants on our financial statements.

At this time, management has remediated all of our deficiencies in internal controls which, in management’s judgment, represented material weakness in internal control over financial reporting.  We can provide no assurance that we will at all times in the future be able to report that our internal control over financial reporting is effective.  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal executive offices are located at 28/F, King Palace Plaza, No. 52A Sha Tsui Road, Tsuen Wan, N.T. Hong Kong.  These executive offices are shared with Wo Kee Hong (Holdings) Limited, an indirect stockholder of our Company, at no cost to the Company.  We do not own these facilities and we do not have a lease agreement for the use of these facilities.  Technorient’s facilities consist primarily of automobile showrooms, display lots, service facilities, automobile storage lots, and offices, and the locations are described in Item 1 above.  Technorient leases all of its facilities, providing flexibility to relocate if necessary.  However, some of these leases give us the option to renew for one or more lease extension periods.  We believe that all of our facilities are sufficient for our Company’s needs and are in good repair.

Item 3.  LEGAL PROCEEDINGS

On or about December 1, 2009, we were made aware that the Company had been named as a co-defendant in a state court action,  Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  Formal service was effected on April 28, 2010.  In the action, the plaintiff, which is the former parent company of China Premium, alleges that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleges that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleges that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the plaintiff’s complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend.  The plaintiff then filed a second amended complaint on November 15, 2010.  In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting.  The Company filed a demurrer challenging all claims asserted against it in the second amended complaint.  Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action and the plaintiff has 60 days from such date to file a notice of appeal with the court.  The Company continues to deny any alleged wrongdoing in connection with the claims asserted in the action and intends to vigorously defend those claims, including any appeal by the plaintiff of the court’s final judgment in the action or any other steps taken by the plaintiff to pursue the claims asserted against the Company in the action.  We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, with respect to any appeal or other steps taken by the plaintiff at this time or to estimate the amount or range of a possible loss.  However, an adverse result in the action could have a material adverse effect on our operations.

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

Item 4. (REMOVED AND RESERVED).

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

	LOW	HIGH
2010
Fourth Quarter	0.05	0.07
Third Quarter	0.05	0.151
Second Quarter	0.015	0.27
First Quarter	0.15	0.51

2009
Fourth Quarter	0.20	1.00
Third Quarter	0.14	0.45
Second Quarter	0.20	0.55
First Quarter	0.20	0.30

A limited trading market exists for our common stock and there is no assurance that a more significant trading market will develop, or if developed will be sustained.

STOCKHOLDERS

As of March 29, 2011, we had 24,534,492 shares of common stock outstanding. As of March 29, 2011, we had approximately 49 stockholders of record, as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans is included in “Item 11 – Equity Compensation Plan”.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

PERFORMANCE GRAPH

Not applicable.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section contains forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, including statements contained in this report and other filings with the SEC and other reports and public statements.  These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize.  Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (a) general economic conditions in Hong Kong, Macau and Mainland China; (b) regulatory factors in Hong Kong, Macau and Mainland China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) our exposure to foreign currency fluctuations, (f) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Financial Condition, Liquidity and Capital Resources;” (g) whether worldwide economic conditions or political instability will negatively affect the automobile retail industry in Hong Kong, Macau and Mainland China and (h) other factors or conditions described in Item 1A – Risk Factors in Part I of our 2010 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying audited Condensed Consolidated Financial Statements and  notes thereto.

COMPANY OVERVIEW

The main business of the Company is its 49% ownership interest in Technorient.  The business of Technorient and its subsidiaries consists of the importation, distribution and after-sales service of Italian “Ferrari” and “Maserati” branded automobiles and spare parts in Hong Kong, Macau and Mainland China.  We have five automobile sales and service locations in Hong Kong and three in Mainland China (Dalian (two locations) and Nanjing).

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

In addition to its interest in the Technorient Group, the Company’s wholly-owned subsidiary, CPMM (Asia) Limited (f/k/a Leader Mount Limited), a Hong Kong corporation (“CPMM Asia”), implemented a plan in 2008 to import, distribute and sell premium brand apparel in Hong Kong, Macau, Mainland China and Taiwan.  The sale and distribution of premium brand apparel was wound down in 2009 due to lack of sales, which was primarily attributable to the downturn in the global economy and the tightening of consumer spending in Mainland China.

The diagram below illustrates the organizational structure of the Company, including the Technorient Group.

Comparisons of operating results for 2009 and 2010 have been impacted by the global economic conditions that existed during those periods.  In addition, the Company took certain actions in response to the global economic downturn during these periods, which included:

•	the scaling down of the fashion apparel business,

•	reductions in overhead,

•	introduction of an automation program to improve the operational efficiency, and

•	introduction of an extensive business redesign to achieve further cost savings.

For the years ended 2009 and 2010, our new vehicles sales increased approximately $31.9 million, or 34.6%, from approximately $92.1 million to approximately $124 million, while the number of new vehicles sold increased 19.2% for the same period.  Used vehicles sales increased approximately $4.3 million, or 21.8%, from approximately $19.7 million in 2009 to approximately $24 million in 2010.  The number of used vehicles sold increased by 20.2% over the same period in 2010.

In addition, for the year ended 2009 and 2010, we had gross revenues from maintenance repair services and the sale of automobile parts of $8.1 million and $11.5 million, respectively.

Our current operations and the growth of our business depend upon the execution of our sales and service business strategy.  We receive factory allocations of vehicles annually from both Ferrari and Maserati, which vary from year to year.  There is no obligation on our part to purchase any specific year’s allocation.  The allocation plan is solely for business planning purposes.  The allocation plan is subject to unilateral amendment by each manufacturer.  There is no legal consequence to us if we fail to utilize the number of vehicles allocated to us under the allocation plan.  If we are unable to utilize our entire allocation, each manufacturer may reallocate the un-utilized portion of our allocation to other dealers.

We believe that we have a strong brand mix of attractive automobiles to sell.  Given the exclusive nature and extremely limited production of Ferrari and Maserati automobiles, our customers are willing to place material deposits in advance in order to secure their new cars.  As of December 31, 2010, we had received customer deposits of approximately $23,833,000.  We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price.  We retain no credit risk.  Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability.  The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix.  The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service.  Due to the current demand for new vehicles we expect our overall gross profit margin to increase.  We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits.  Operating results are generally subject to changes in the economic environment and seasonal variations.  We tend to generate more revenue and operating income in the second half of the calendar year than the first half.  Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things.  For the year ended 2010, our sales and revenue have increased as a reflection of the improvement in the economy in our markets.  As a result of the improved economy in our markets, our used vehicles, parts and service business have also grown substantially.

Our sales outlook for 2011 is optimistic inasmuch as we have significant orders on hand for new Ferrari and Maserati automobiles.  No assurance can be given, however, that such sales will be completed.  We do not rely upon special incentives in the sale of new or used vehicles, but depend upon the unique and exclusive nature of Ferrari and Maserati automobiles and their appeal to high-income consumers.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying audited consolidated balance sheet as of December 31, 2010 and 2009 and the audited consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers.  We periodically record a provision for bad debts based on our evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers.  The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition to the extent such information is available.   For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  The uncertainties associated with these methods, assumptions and estimates, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at December 31, 2010 was $5,965.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

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

The uncertainties associated with these methods, assumptions and estimates with regard to the Company’s reported inventory, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically the actual results have not differed materially from the estimates.  The likelihood of any material changes in inventory losses or markdowns is dependent on customer demand or new product introductions that vary from current expectations.  The Company believes that any changes in these factors are not reasonably likely to occur and hence not reasonably likely to have a material impact on the Company’s financial results.

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

Share-based compensation expense is based on awards that are ultimately expected to vest.  We evaluate the assumptions used to value our awards and if factors change, we employ different assumptions.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.  Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees.   Share-based compensation expense, if any, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts and sales of fashion apparel.  Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when the vehicle’s title has passed to the customer.

(ii)	Sales of fashion apparel and accessories are recognized when the products have been delivered to and title has passed to the customer.

(iii)	Sales of vehicle parts are recognized when the parts have been delivered to the customer and the title has passed.

(iv)	Vehicle maintenance and repair income is recognized when services are fully rendered.

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

Contingencies

From time to time, we are involved in disputes, litigation and other legal proceedings.  We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated.  The estimates affecting the Company’s loss contingency reserves can be affected by new claims filed after the balance sheet date with respect to events occurring prior to the balance sheet date and developments in pending litigation that may affect the outcome of the litigation.  As such, the Company is unable to make a reasonable estimate of the sensitivity to change of estimates affecting its litigation reserves.  As additional information becomes available, the Company assesses the potential liability related to the pending litigation and revises its estimates as appropriate. While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby actual losses may exceed estimated losses.  Currently, we have no outstanding legal proceedings or claims that require a loss contingency.

RECENT ACCOUNTING PRONOUNCEMENTS

 (a)   Recent accounting pronouncements adopted

(i)
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement No. 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. Statement No. 167 is effective for our fiscal year beginning January 1, 2010. The Company adopted Statement No. 167 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(ii)
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets.” Statement No. 166 removes the concept of a qualifying special-purpose entity from Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. Statement No. 166 is effective for our fiscal year beginning January 1, 2010.  The Company adopted Statement No. 166 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

(iii)
In July 2010, the FASB issued ASU No 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition, as its requirements only pertain to financial statement note disclosure. For the Company, this ASU is effective for interim and annual reporting period ending on or after December 15, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

RESULTS OF OPERATIONS

Results of Operations comparison of year ended December 31, 2010 to year ended December 31, 2009, and comparison of year ended December 31, 2009 to year ended December 31, 2008

SALES

	Fiscal Year Ended December 31, 2010		Fiscal Year Ended December 31, 2009		Fiscal Year Ended December 31, 2008
	Total Sales	% of Total Sales	Total Sales	% of Total Sales	Total Sales	% of Total Sales
New Vehicles	$124M	78%	$92.1M	76%	$98.9M	80%
Used Vehicles	$24M	15%	$19.7M	16%	$16.5M	13%
Parts and Service	$11.5M	7%	$8.1M	7%	$7.3M	6%
Fashion Apparel	$-	-	$1.3M	1%	$0.9M	1%
Total	$159.5M	100%	$121.2M	100%	$123.6M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales increased approximately $38.3 million, or 31.6%, from approximately $121.2 million in 2009 to approximately $159.5 million in 2010, while net sales decreased approximately $2.4 million, or 2%, from approximately $123.6 million in 2008 to approximately $121.2 million in 2009. The increase in net sales from 2009 to 2010 was primarily attributable to increased sales of new and used vehicles.  The decrease in net sales from 2008 to 2009 was primarily attributable to decreased sales of new vehicles.

New vehicle sales increased $31.9 million, or 34.6%, from approximately $92.1 million in 2009 to approximately $124 million in 2010, while the quantity of new vehicles sold increased 19.2% for the same period.  Used vehicle sales increased approximately $4.3 million, or 21.8%, from approximately $19.7 million in 2009 to approximately $24 million in 2010, while the quantity of used vehicles sold increased 20.2% for the same period.

New vehicle sales decreased $6.8 million or 6.9% from approximately $98.9 million in 2008 to approximately $92.1 million in 2009, while the quantity of new vehicles sold decreased 9.6% for the same period.  Used vehicle sales increased approximately $3.2 million, or 19%, from approximately  $16.5 million in 2008 to approximately $19.7 million in 2009, while the quantity of used vehicles sold increased 51% for the same period.

Parts and services sales for 2010 increased by approximately $3.4 million, or 42.0%, to approximately $11.5 million compared with approximately $8.1 million in 2009, while parts and services sales increased approximately $0.8 million, or 11%, from approximately $7.3 million in 2008 to approximately $8.1 million in 2009.  The increase in parts and service sales from 2008 to 2010 was mainly attributed to the increase of deliveries of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.  In addition, the increase in parts and service sales from 2009 to 2010 was also attributable to additional capacity for maintenance and repair services provided by our new 3S  (Sales, Service and Spare Parts) Centre that became fully operational in the last quarter of 2009.

COST OF SALES

Cost of sales for 2010 increased approximately $29.5 million or 27.3%, from approximately $107.9 million in 2009 to approximately $137.4 million in 2010, which was relatively consistent with the increase in Company’s revenues during the same period.  Cost of sales increased approximately $5.2 million or 5.1%, from approximately $102.7 million in 2008 to approximately $107.9 million in 2009.

GROSS PROFIT

Gross profit margin increased by 2.9%, from 11% in 2009 to 13.9%.  Gross profit increased by approximately $8.8 million or 66%, from approximately $13.3 million in 2009 to approximately $22.1 million in 2010.

Gross profit margin on sales of new vehicles increased by 2.8%, from 8.7% in 2009 to 11.5% in 2010.  Gross profit on sales of new vehicles increased by approximately $6.3 million, or 78.8%, from approximately $8 million in 2009 to approximately $14.3 million in 2010.

Gross profit margin on sales of used vehicles increased by 4.6%, from  negative 1.9% in 2009 to 2.7% in 2010.  Gross profit on sales of used vehicles increased by approximately $1,025,000, or 277.8%, from a gross loss of approximately $369,000 in 2009 to a gross profit of approximately $656,000 in 2010.

The increase in gross profit and gross profit margin was mainly attributable to increased sales of new and used vehicles and parts and services which were positively impacted by the improvement in the economy in our markets and improvements in our capacity to service vehicles efficiently.

Gross profit margin decreased from 16.9% in 2008 to 11% in by 5.9% to 11% in 2009, a decrease of 5.9%.  Gross profit decreased by approximately $7.6 million, or 36%, from approximately $20.9 million in 2008 to approximately $13.3 million in 2009.

Gross profit margin on sales of new vehicles decreased by 6% to 8.7% from 14.7% in 2008.  Gross profit on sales of new vehicles decreased by approximately $6.5 million, or 81.3%, from approximately $14.5 million in 2008 to approximately $8 million in 2009.

Gross profit margin on sales of used vehicles decreased from 2.8% in 2008 to negative 1.9% in 2009, a decrease of 4.7%.  Gross profit on sales of used vehicles decreased by approximately $828,000, or 180.4%, from approximately $459,000 in 2008 to a gross loss of approximately $369,000 in 2009.

This decrease was mainly caused by the decreased sale of new and used vehicles that resulted primarily from an overall competitive retail environment.  During the global economic downturn, we offered certain used vehicles for sale with a special discount in order to encourage sales.  We are not currently employing, nor do we anticipate employing during 2011, special discounts or other incentives to stimulate sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, or “S,G&A” expenses, includes salaries and related staffing expenses, facilities rent, rate and building management fees, legal, accounting, professional services, general corporate expenses and marketing expenses.

“S,G&A” expenses decreased by approximately $0.7 million, or 3.3%, in 2010, from approximately $21.4 million in 2009 to approximately $20.7 million in 2010. S,G&A expenses increased by approximately $2.4 million, or 13%, in 2009 from approximately $19 million in 2008 to approximately $21.4 million in 2009.  The decrease in S,G&A expenses from 2009 to 2010 was primarily due to the decreased rental expenses while the increase in S,G&A expenses from 2008 to 2009 was primarily due to the increased rental expenses, depreciation, legal, professional and audit fees.

Our rent, rate and building management fees decreased from approximately $4.4 million in 2009 to approximately $3.8 million in 2010.  The decrease in such fees was mainly due to the closing of certain retail shops of the fashion apparel business.  Our rent, rate and building management fees and depreciation expenses increased from approximately $4.5 million for 2008 to approximately $5.6 million in 2009.  This increase was mainly due to the continued development of our motor business.  Legal, professional and audit fees increased by approximately $232,000 or 12.3% in 2010, from approximately $1,882,000 in 2009 to approximately $2,114,000 in 2010. Our legal, professional and audit fees also increased by approximately $601,000 or 46.9% in 2009, from approximately $1,281,000 in 2008 to approximately $1,882,000 in 2009.  The increase was mainly due to the professional fees incurred for SEC reporting and compliance obligations, as well as compliance with Section 404 of the Sarbanes-Oxley Act.

OTHER INCOME (EXPENSES), NET

Other income increased from approximately $157,000 for 2009 to $832,000 for 2010. The increase was primarily due to increased other operating income.  Other operating income was comprised of incentives from vendors, commission income and forfeitures of sales deposits.  Such income increased from $847,000 for 2009 to $1,022,000 for 2010 and was mainly due to increased incentives from vendors of $44,000 for 2009 to $651,000 for 2010 and the increased commission income of $294,000 for 2009 to $771,000 for 2010.  Interest expenses and other finance costs increased from approximately $847,000 for 2009 to approximately $1,022,000 for 2010. The funds from which our increased interest expenses were incurred were used for working capital purposes

Other income decreased from approximately $997,000 for 2008 to $157,000 for 2009. The decrease was primarily due to decreased other operating income and increased interest expenses and other finance costs.  Other operating income was comprised of interest and rental recharge to affiliates and forfeitures of sales deposits.  Interest expenses and other finance costs increased from approximately $569,000 for 2008 to approximately $847,000 for 2009. The funds from which our increased interest expenses were incurred were used for working capital purposes

NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses increased to approximately $307,000 in 2010 from approximately $30,000 in 2009. In 2009, the income tax expenses had decreased approximately $925,000 from approximately $955,000 in 2008. The increase in tax expenses in 2010 was due to the improved result from the motor business.  The decrease in tax expenses was in line with the operating result for 2009 that was negatively impacted by an overall competitive retail environment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2009 and 2010, we had approximately $4.0 million and $8.1 million of cash and cash equivalents respectively, and approximately $12.1 million and $13.7 million of debt, respectively.  Debt at December 31, 2010 was approximately $13.3 million of short-term debt, comprised of approximately $5.7 million of secured bank borrowings, approximately $6.7 million in stocking loans, approximately $0.9 million of unsecured bank borrowings and approximately $0.4 million of long-term debt.  All of our stocking loans are provided by banks.  The long term debt represented unsecured bank borrowings which mature in 2012.  The increases in short-term debt have been used for general working capital purposes.

	2010	2009
	December 31	December 31
Total Debt	$13,740,395	$12,141,766
Less: Cash and cash Equivalents	8,109,615	3,982,214
Net Debt	$5,630,780	$8,159,552

Cash and cash equivalents at December 31, 2010 totaled approximately $8.1 million, with cash flows from financing activities of approximately $75,000.  At December 31, 2009, cash and cash equivalents totaled approximately $4.0 million, with cash flows from financing activities of approximately $2.3 million.  Cash balances were higher due to the help of cash flow from operating activities of approximately $7.2 million.  We have sufficient liquidity to meet currently anticipated needs, including capital expenditures and working capital requirements.

Included in our current liabilities at December 31, 2010 of approximately $23.8 million were non-refundable customer deposits.  Our long term liquidity needs are met through funds generated from our normal course of operations, including the deposits placed in advance by our customers in order to secure their new car orders.  These deposits are recorded as income upon delivery of the car to and acceptance of the car by the customer.

Various of our assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $0.6 million and $0.7 million of current liabilities in excess of current assets at December 31, 2009 and 2010 respectively. Working capital decreased due to increased short-term debt and trade payables.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations generated cash resources of approximately $7,215,000 for the year ended December 31, 2010, compared to utilized cash resources of approximately $1,566,000 for the year ended December 31, 2009, primarily as a net result of the following:

•
For the year ended December 31, 2010, cash flow provided by sales net of operating expenses increased by approximately $10,614,000 to approximately $4,383,000. The increase was primarily as a result of the increase in gross profit.

•	For the year ended December 31, 2010, accounts receivable increased by approximately $3,729,000, primarily due to the increase in sales of new and used vehicles.

•	For the year ended December 31, 2010, our inventory decreased by approximately $936,000 which reflected the improvement in the economy in our markets.

•
For the year ended December 31, 2010, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash generated by operations of approximately $2,832,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended December 31, 2010, we expended net cash of approximately $3,163,000 in investing activities mainly for the acquisition of property and equipment to support the growth of our business.  For the year ended December 31, 2009, we utilized approximately $2,572,000 for investing activities, mainly for acquisition of property and equipment due to the inauguration of our second 3S Centre in the third quarter of 2009.

 CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2010, we made new net drawdown in borrowings amounting to approximately $770,000 and provided approximately $695,000 advances to affiliates.  For the year ended December 31, 2009, we made new net drawdown in borrowings amounting to approximately $2,130,000 and received approximately $164,000 advances from affiliates.  The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chairman, Chief Executive Officer and President, is the common director of the Company and the affiliates. These advances included both interest and non-interest-bearing portions depending on the nature of the advances.

WORKING CAPITAL REQUIREMENTS

Current liabilities exceeded current assets at December 31, 2010 by approximately $671,000, an increase of approximately $102,000 from December 31, 2009.  The ratio of our current assets to our current liabilities was 0.989 to 1 at December 31, 2010 and 2009.  At December 31, 2010, our current assets of approximately $59,714,000 included approximately $16,404,000 in inventory that was funded by our operating cash flow and trade finance facilities, all of which are provided by banks and may include letters of credit, invoice financing, trust receipt loans and stocking loans.  Our current liabilities of approximately $60,384,000 include non-refundable customer deposits.  Given the exclusive nature and extremely limited production of Ferrari and Maserati cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $23,833,000.

EFFECTS OF INFLATION

We believe that inflation rates over the last few years have not had a significant impact on revenues or profitability.  We do not expect inflation to have any near-term material effects on the sale of our products and services, however, given the continued uncertainty of the global financial situation and the indicators of some inflationary trends in Mainland China, we cannot be sure there will be no such effect in the future.

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

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	PAYMENT DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Short-Term Borrowings Obligations	$13,331	$13,331	$—	$—	$—
Long-Term Borrowings Obligations	409	—	409	—	—
Operating Lease Obligations	16,747	3,935	6,826	4,898	1,088
Total	$30,487	$17,266	$7,235	$4,898	$1,088

Our borrowings, which are secured by pledges of vehicles and certain bank deposits, were mainly used to finance the purchase of vehicles.  The interest rates are generally based on the bank’s best lending rate in Hong Kong plus a certain percentage. The range of effective interest rate on the borrowings is from 2.61% to 6.25% per annum.

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

For a discussion of related party transactions, see Part III “Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K.

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

Interest Rates.  Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities.  At December 31, 2010, we had approximately $8,110,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates.  While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the year ended December 31, 2010 was not material to us.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(THE COMPANY’S FINANCIAL STATEMENTS COMMENCE ON THE FOLLOWING PAGE)

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND 2009
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Premium Lifestyle Enterprise, Inc.

We have audited the accompanying consolidated balance sheets of China Premium Lifestyle Enterprise, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
March 31, 2011

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,109,615	$3,982,214
Restricted cash	4,385,194	4,399,054
Trade receivables, net of provision	9,225,164	5,496,182
Inventory, net	16,404,070	18,124,145
Prepayments	956,252	282,631
Other current assets	4,014,367	4,161,493
Amounts due from affiliates	16,619,177	12,349,734
Total current assets	59,713,839	48,795,453
Property and equipment, net	6,047,164	4,378,155
Goodwill	39,562	39,700
TOTAL ASSETS	$65,800,565	$53,213,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$13,330,946	$11,208,645
Bills payable	428,416	1,256,939
Trade payables	9,783,248	3,712,429
Deposits received	23,832,490	24,313,027
Other current liabilities	5,257,169	4,696,114
Amounts due to affiliates	7,752,111	4,177,612
Total current liabilities	60,384,380	49,364,766
Long-term borrowings	409,449	933,121
TOTAL LIABILITIES	$60,793,829	$50,297,887

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,491 shares at December 31, 2010; (23,323,860 shares at December 31, 2009)	122,672	116,619
Additional paid-in-capital	4,113,055	4,119,108
Accumulated other comprehensive income	335,139	244,371
Accumulated deficit	(6,414,586)	(6,428,091)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(1,843,720)	(1,947,993)
Noncontrolling interests	6,850,456	4,863,414
TOTAL EQUITY	5,006,736	2,915,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,800,565	$53,213,308

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
Sales:
New and used vehicles	$148,052,041	$111,879,278	$115,351,403
Parts and services and others	11,463,669	8,064,485	7,297,701
Fashion apparels and accessories	98	1,307,497	930,411
Net sales	159,515,808	121,251,260	123,579,515

Cost of sales:
New and used vehicles	(133,071,853)	(104,227,293)	(100,359,636)
Parts and services and others	(4,305,526)	(1,775,433)	(1,715,857)
Fashion apparels and accessories	(582)	(1,908,756)	(581,167)
Total cost of sales	(137,377,961)	(107,911,482)	(102,656,660)

Gross profit:
New and used vehicles	14,980,188	7,651,985	14,991,767
Parts and services and others	7,158,143	6,289,052	5,581,844
Fashion apparels and accessories	(484)	(601,259)	349,244
Total gross profit	22,137,847	13,339,778	20,922,855

Selling, general and administrative expenses	(20,743,980)	(21,436,080)	(18,964,700)

Operating earnings (loss)	1,393,867	(8,096,302)	1,958,155

Other income (expenses)
Interest expenses and other finance costs	(1,022,314)	(846,734)	(569,473)
Other income	1,854,390	1,003,847	1,566,567
Total other income	832,076	157,113	997,094

Earnings (Loss) before noncontrolling interests and income taxes	2,225,943	(7,939,189)	2,955,249

Provision for income taxes	(307,190)	(30,025)	(954,560)

Net earnings (loss) before noncontrolling interests	$1,918,753	$(7,969,214)	$2,000,689

Net earnings (loss) attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	13,505	(5,732,645)	(185,008)
Noncontrolling interests	1,905,248	(2,236,569)	2,185,697
	$1,918,753	$(7,969,214)	$2,000,689

Earnings (Loss) per common stock attributable to China Premium Lifestyle Enterprise, Inc common stockholders
Basic	$0.0006	$(0.2458)	$(0.0079)

Diluted	$0.0006	$(0.2458)	$(0.0079)

Weighted average number of common stock outstanding
Basic	24,534,491	23,323,860	23,323,860

Diluted	24,534,491	23,323,860	23,323,860

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
					Additional		other		Total	Comprehensive
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	Noncontrolling	stockholders’	income
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	equity	(loss)

Balance at December 31, 2007	-	-	23,323,860	116,619	4,119,108	(510,438)	118,892	4,918,636	8,762,817	$2,489,925
Net loss	-	-	-	-	-	(185,008)	-	2,185,697	2,000,689	2,000,689
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	128,387	-	128,387	128,387

Balance at December 31, 2008	-	-	23,323,860	116,619	4,119,108	(695,446)	$247,279	7,104,333	10,891,893	$2,129,076
Net loss	-	-	-	-	-	(5,732,645)	-	(2,236,569)	(7,969,214)	(7,969,214)
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	(2,908)	(4,350)	(7,258)	(7,258)

Balance at December 31, 2009	-	-	23,323,860	116,619	4,119,108	(6,428,091)	244,371	4,863,414	2,915,421	$(7,976,472)
Issue of shares	-	-	1,210,631	6,053	(6,053)	-	-	-	-	-
Net loss	-	-	-	-	-	13,505	-	1,905,248	1,918,753	$1,918,753
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	90,768	81,794	172,562	172,562
Balance at December 31, 2010	-	-	24,534,491	122,672	4,113,055	(6,414,586)	335,139	6,850,456	5,006,736	2,091,315

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$13,505	$(5,732,645)	$(185,008)
Adjustments to reconcile net earnings/(loss) to net cash provided (used) by operating activities
Noncontrolling interests	1,905,248	(2,236,569)	2,185,697
Depreciation and amortization	1,538,766	1,216,267	826,722
Loss/(Gain) on disposal of property and equipment	(1,443)	291,680	(132,041)
Provision for bad debts and bad debts written off	-	(35,548)	(25,697)
Provision for inventory	784,202	245,321	4,132
Provision for income taxes	307,190	30,025	954,560
Other non-cash items	(164,300)	(9,173)	102,174
Changes in operating assets and liabilities:
Trade receivables	(3,728,982)	6,300,594	(1,295,076)
Other current assets	(526,495)	2,458,934	(3,837,318)
Inventory	935,873	(5,698,899)	(3,511,765)
Trade payables	6,070,819	(82,767)	2,731,931
Other current liabilities	80,518	1,686,294	2,943,135
Net cash (used in) provided by operating activities	7,214,901	(1,566,486)	761,446

Cash flows from investing activities:
Increase in restricted cash	13,860	28,385	(3,273,213)
Purchases of property, plant and equipment	(3,178,356)	(2,650,575)	(1,861,611)
Proceeds from disposal of property and equipment	1,834	49,896	337,768
Net cash used in investing activities	(3,162,662)	(2,572,294)	(4,797,056)

Cash flows from financing activities:
Repayment from (advances to) affiliates	(694,944)	164,094	55,264
Increase in short-term borrowings and bills payable	1,293,778	1,196,647	3,223,912
Increase in long-term borrowings	(523,672)	933,121	-
Net cash provided by (used in) financing activities	75,162	2,293,862	3,279,176

Increase (decrease) in cash and cash equivalents	4,127,401	(1,844,918)	(756,434)

Cash and cash equivalents at beginning of year	3,982,214	5,827,132	6,583,566

Cash and cash equivalents at end of year	$8,109,615	$3,982,214	$5,827,132

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$1,022,314	$841,308	$569,473
Income taxes	$9,591	$293,059	$701,984

Supplemental disclosure of non-cash information:
Purchases of property and equipment	-	$377,547	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Background

China Premium Lifestyle Enterprise, Inc. was formed in the State of Nevada on April 19, 2004.

On September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong corporation, (“Technorient”) through a share exchange, with the result that the stockholders of Technorient becoming the beneficial owners of approximately 49% of our stock. The terms of the transaction were determined through arms-length negotiations between the Company and Technorient. The transaction was completed pursuant to a Share Exchange Agreement, which was later reformed pursuant to the Reformation Agreement dated May 5, 2009, as reported by the Company in a Current Report on Form 8-K filed with the SEC on May 11, 2009.

The transaction resulted in a change of control whereby the Company issued (i) an aggregate of 89,689,881 common shares in exchange for 49% of the issued and outstanding shares of Technorient, (ii) an aggregate of 21,629,337 shares of common stock in connection with certain debt conversions. The 89,689,881 common shares were issued in two tranches pursuant to the terms and conditions of the Share Exchange Agreement and the Reformation Agreement between the Company and Technorient: (i) 72,000,000 shares were issued at closing of the share exchange on September 5, 2006 and (ii) an additional 3,537,977 shares were issued on December 7, 2007 upon the effectiveness of and giving effect to the Company’s one-for-five reverse stock split (which shares would have been equal to 17,689,881 shares on a pre-reverse split basis).

The transaction was accounted for as a reverse acquisition, whereby Technorient is the accounting acquirer and our operations now represent those of Technorient, which is physically located in Hong Kong. The transaction resulted in the management of Technorient having control of the operating, investing and financing decisions of the combined enterprise after the transaction. The accompanying consolidated financial statements reflect the historical financial statements of Technorient, the accounting acquirer, as adjusted for the effects of the share exchange on its equity accounts, the inclusion of net liabilities of the accounting subsidiaries as of the date of the share exchange and the inclusion of the accounting subsidiary’s results of operations from that date.

To effect the reverse acquisition, the board of directors of the Company, by unanimous written consent, approved a change of the Company’s fiscal year on December 15, 2006. The new fiscal year begins on January 1 and ends on December 31 of each year, effective with the year ending December 31, 2006. The December 31 fiscal year end is also the fiscal year end of Technorient. Additionally, the Company’s board of directors authorized a name change to China Premium Lifestyle Enterprise, Inc.

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

NOTE 2.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.  Controlling interest is determined by the ownership of the majority voting interest or by the power to control.  For those consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as noncontrolling interests.  All significant intercompany accounts and transactions have been eliminated upon consolidation.  All the direct and indirect subsidiaries of Technorient are wholly-owned.

Foreign currency translation

The reporting and functional currency of the Company is the U.S. dollar. The functional currency of its subsidiaries with foreign operations is the local currency. The Company’s foreign operations results for the period are translated into the reporting currency of the Company using the average exchange rates that prevailed during the period. The balance sheet items of the Company’s foreign operations are translated into the reporting currency of the Company using period-end exchange rates. Cumulative translation adjustments relating to foreign operations are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

Cash and cash equivalents

The Company considers all non-restricted highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. For purposes of the consolidated statement of cash flows, cash and cash equivalents comprise cash on hand, time deposits, and cash equivalents with a maturity of three months or less from the date of investment.

Restricted cash deposits

Restricted cash deposits represent pledged bank deposits to secure certain banking facilities utilized by the Company and certain of its subsidiaries.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectibility of trade receivables.  Among other factors, management assesses our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces our trade receivables for that customer to the amount we reasonably believe will be collected.  Additional provision may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. The allowance for doubtful accounts at December 31, 2010 was $5,965 (2009: $16,246).

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, fashion apparel and vehicle parts and accessories, and are stated at the lower of cost or market. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market. Fashion apparel inventory is valued at the first-in, first-out method and is stated at the lower of cost or market. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological and structural change in the relevant industries. The provision for inventory as at December 31, 2010 was $784,202 (2009: $245,170).

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents approximate fair value due to their high liquidity in actively quoted trading markets and their short maturities. The Company’s trade receivables, amounts due from affiliates, trade payables, and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of the short-term borrowings approximate fair value as these borrowings bear interest at a variable rate tied to the current market, and have terms similar to other borrowing arrangements available to the Company.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  ASC 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”), clarifies that fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820-10-35 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10-35 are as follows:

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

Depreciation for 2010, 2009 and 2008 was $1,538,766, $1,216,267 and $826,722, respectively.

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

Goodwill

Goodwill represents the cost of an acquired business or equity interest in excess of the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, using a fair-value-based approach. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. At December 31, 2010 and 2009, goodwill was tested for impairment and no impairment was recognized.

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, sales of vehicle parts and sales of fashion apparel and accessories. Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when a sales contract has been executed and the vehicle’s title passes.

(ii)	Sales of fashion apparel and accessories are recognized when the products have been delivered and title has passed.

(iii)	Sales of vehicle parts are recognized when the parts have been delivered and title has passed.

(iv)	Vehicle maintenance and repair income is recognized when services are fully rendered.

Shipping and handling costs

Shipping and handling costs mainly comprise the air freight and sea freight charges, the freight forwarding services charges and other relevant surcharges, and are classified as general and operating expenses. It is charged to the consolidated statement of operations in the period in which the corresponding shipment arrived to the final destination. Total shipping and handling costs for 2010, 2009 and 2008 were $339,803, $473,408 and $1,634,971, respectively.

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

Advertising and marketing

The Company expenses the cost of advertising and marketing, which includes media advertising and promotion events, as incurred or when such advertising and marketing events initially take place. Advertising and marketing expenses for 2010, 2009 and 2008 were $2,021,922, $1,575,765 and $1,899,491, respectively.

Other income recognition

Other income is comprised of management fee income, interest income and others.

Management fee income is recognized when services are rendered.

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable, which is the rate that exactly discounts the estimated future cash receipts through the expected life of the loan to the loan’s net carrying amount.

Share-based compensation

The Company has adopted Accounting Standards Codification 718 (“ASC 718”) (formerly Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment), as amended and interpreted, for its share-based compensation, which requires the Company to record compensation expense for all awards based on their fair value on the date of grant. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted based on their fair value.

Pension obligations

The Company operates numerous defined contribution plans, the assets of which are generally held in a separate trustee administered fund. The pension plans are generally funded by payments from employees and/or by the relevant group companies. The Company’s contributions to the defined contribution plans are expensed as incurred. The Company’s contributions to the defined contribution plans for 2010, 2009 and 2008 were approximately $255,950, $264,300 and $207,569, respectively.

Income taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”) (formerly SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“Fin 48”)), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured in accordance with the enacted tax laws and at the rates applicable in the years in which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. We do not establish valuation allowances for our deferred tax assets unless the amount of expected future taxable income is more likely than not to allow for the use of the deduction on credit. The Company’s operations are primarily located in Hong Kong and are subject to Hong Kong profits tax.

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

Related party transactions

For purposes of the Company’s consolidated financial statements, a related party is generally defined as (i) any natural person or legal entity that holds 10% or more of the Company’s securities and, in the case of a natural person, their immediate families, (ii) the Company’s management, (iii) a that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the management or operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Warranty claims, purchase discounts, rebates or sales discounts and returns

The motor vehicles and parts the Company sells have a limited warranty provided by the manufacturers. The warranty is limited in terms of the number of parts and types of services covered by the warranty and the duration of the warranty period.  The Company does not offer any purchase discount or rebate due to the unique brand of the motor vehicle the Company sells. Sales discounts would be charged to earnings in the period in which the sales discounts were incurred. The Company bears the cost of any returns of the spare parts that are not covered by the manufacturer. These costs are charged to earnings in the period in which the returns are incurred. Sales discounts for 2010, 2009 and 2008 were $4,932, $76,566 and $63,289, respectively.

Reclassifications

Certain financial statement line items have been reclassified to conform to the current year presentation and have no impact on the previously reported consolidated net sales, operating earnings or financial position.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

(a)   Recent accounting pronouncements adopted

(i)
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement No. 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. Statement No. 167 is effective for our fiscal year beginning January 1, 2010. The Company adopted Statement No. 167 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(ii)
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”; this statement was codified in December 2009 as Accounting Standards Codification (“ASC”) 860. Statement No. 166 removes the concept of a qualifying special-purpose entity from Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. Statement No. 166 is effective for our fiscal year beginning January 1, 2010.  The Company adopted Statement No. 166 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

(iii)
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements.  For the Company, this ASU took effect October 1, 2009.  The Company adopted ASU No. 2009-05 on January 1, 2010 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(b)   Recent accounting pronouncements not yet effective

(i)
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 took effect beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

(ii)
In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU took effect for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

(iii)
In July 2010, the FASB issued ASU No 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition, as its requirements only pertain to financial statement note disclosure. For the Company, this ASU is effective for interim and annual reporting period ending on or after December 15, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors. For 2010, 2009 and 2008, the Company had two vendors that each accounted for more than 10% of total supply purchases. If either of these vendors terminates their relationship with the Company or if the Company’s supply from these vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors or other vendors to be engaged. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not affect the concentration of credit risk with respect to trade payables as the Company makes the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

The Company’s business, assets and operations are currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong, and Mainland China. Accordingly, the Company’s business is affected to a significant degree by economic, political and legal developments in Hong Kong and Mainland China. Among other factors, the Company’s business may be affected by changes in laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and method of taxation, among other factors.

NOTE 5.  EARNINGS/(LOSS) PER SHARE

The computation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

	2010	2009	2008
Numerator:
Net earnings (loss) attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$13,505	$(5,732,645)	$(185,008)

Denominator:
Weighted average common stock and dilutive potential common stock	24,534,491	23,323,860	23,323,860

Basic net earnings (loss) per share	$0.0006	$(0.2458)	$(0.0079)

Diluted net earnings (loss) per share	$0.0006	$(0.2458)	$(0.0079)

NOTE 6.  INVENTORY

Inventory by major categories at December 31 is summarized as follows:

	2010	2009
New vehicles	$9,485,313	$10,237,561
Used vehicles	4,307,065	5,127,326
Parts, accessories and other	2,611,692	2,759,258
	$16,404,070	$18,124,145

Vehicles included in inventory of approximately $6,326,005 and $4,956,258 were pledged to secure the stocking loan and other loans outstanding as of December 31, 2010 and 2009, respectively (See Note 10).

NOTE 7. OTHER CURRENT ASSETS

Other current assets by major categories at December 31 are summarized as follows:

	2010	2009
Deposits	$1,537,787	$1,543,160
Amount due from a former associate	340,487	290,425
Other receivables	2,136,093	2,327,908
	$4,014,367	$4,161,493

The deposits mainly comprised the deposits paid for a helicopter. The other receivables mainly comprised the rental deposits paid.

NOTE 8.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 31 are summarized as follows:

	2010	2009
Leasehold improvements	$5,785,345	$5,547,229
Plant and machinery	1,965,855	1,703,474
Furniture, fixtures and office equipment	2,413,573	2,090,070
Motor vehicles	2,709,451	308,838
Total	12,874,224	9,649,611
Less: accumulated depreciation	(6,827,060)	(5,271,456)
	$6,047,164	$4,378,155

NOTE 9.  DEFERRED TAX ASSETS AND INCOME TAXES

Deferred tax assets

Deferred taxation recognized represents foreign unused tax loss carryforwards from prior years. Gross deferred taxation comprised federal net operating loss and foreign unused tax loss carryforwards from prior years. The federal unused tax loss carryforwards in the amount of $3,745,051 expire through 2010. Foreign unused tax loss carryforwards have unlimited useful lives under the local regulation where they were derived. The foreign unused tax loss carryforwards can only be utilized by the entities generating such losses.

The Company has provided valuation allowances of $3,443,673 and $2,812,604 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Net deferred tax assets at December 31 consist of the following:

	2010	2009
Deferred tax assets:
Tax loss carryforwards and gross deferred tax assets	$3,443,673	$2,812,604
Valuation allowance	(3,443,673)	(2,812,604)
Net deferred tax assets	$-	$-

Gross deferred tax assets at December 31, 2010 and 2009 were reduced by a valuation allowance of $3,443,673 and $2,812,604, respectively. The total valuation allowance between periods presented increased by $631,069. This increase was attributable to the tax effect on foreign tax losses incurred for the year ended December 31, 2010 of $631,069 at the federal tax rate of 35%.

Income taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

	2010	2009	2008
Current:
United States of America	$-	$-	$-
Mainland China	$-	$30,025	$61,643
Hong Kong	$307,190	$-	$892,917

Deferred:
United States of America	$-	$-	$-
Mainland China	$-	$-	$-
Hong Kong	$-	$-	$-

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended December 31 is as follows:

	2010	2009	2008
Provision for income taxes at statutory rate of 35%	$779,080	$(2,778,716)	$1,034,337
Foreign	(381,861)	1,389,417	(466,254)
Non-deductible expenses and non-assessable profits	208,216	(130,095)	(193,796)
Tax losses not yet recognized	4,803	1,549,419	699,893
Utilization of unrecognized tax losses	(303,048)	-	(119,620)
Income taxes	$307,190	$30,025	954,560

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when such earnings are effectively repatriated. U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriated all undistributed foreign earnings.  However, if such earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

NOTE 10.  BORROWINGS AND BILLS PAYABLE

The Company's borrowings at December 31 consist of the following:

	2010	2009
Bank borrowings	$6,120,980	$5,081,938
Stocking loans provided by banks	6,689,543	5,374,489
Unsecured bank borrowings	929,872	1,427,477
Other loans	-	257,862
	13,740,395	12,141,766
Borrowings due after one year – unsecured bank borrowings (Note 12)	(409,449)	(933,121)
Short-term borrowings	$13,330,946	$11,208,645

All the Company’s borrowings and stocking loans, which are mainly used to finance the purchase of vehicles, are interest-bearing facilities provided by banks and are secured by pledged bank deposits and/or guarantees provided by fellow subsidiaries. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the year ended December 31, 2010 were from 2.61% to 6.25% per annum (2009: 2.60% to 10.00% per annum). Vehicles included in inventory of approximately $6,326,005 and $4,956,258 were pledged to secure the stocking loans outstanding as of December 31, 2010 and 2009, respectively (See Note 6). The weighted average effective interest rate on the borrowings as at December 31, 2010 was 5.5% (2009: 5.69%).

Bills payable for both periods presented represent letters of credit obtained for the purchase of motor vehicles and are interest free. Once the bills payable are due, the bills payable are converted to bank borrowings.

NOTE 11.  LONG-TERM BORROWINGS

Maturities of long-term borrowings (excluding discounts) outstanding at December 31, 2010, are summarized as follows:

Unsecured bank borrowings
2012	$409,449

The Company’s long-term borrowings are mainly used for working capital purposes. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the year ended December 31, 2010 was 5.5% (2009: 5.5%) per annum. The weighted average effective interest rate on the long-term borrowings as at December 31, 2010 was 5.5% (2009: 5.5%).

NOTE 12. DEPOSITS RECEIVED

The deposits received mainly represent the amounts received from customers to secure the purchase of new vehicles. The customer is required to make a deposit when a sales contract is executed between the customer and the Company and the amount of deposit being made is in accordance to the terms and conditions of the sales contract.

NOTE 13.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories at December 31 are summarized as follows:

	2010	2009
Accruals	$1,146,914	$1,150,702
Other payables	4,110,255	3,545,412
	$5,257,169	$4,696,114

Other payables mainly comprised the first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 14.  AMOUNTS DUE FROM/TO AFFILIATES

The amounts due from/to affiliates comprised the amounts due from/to entities that are under common control, where Mr. Richard Man Fai LEE is the common director of the Company and the affiliates.

Amounts due from affiliates as of December 31, 2010 are unsecured, interest free and is payable on demand.  Of the amounts due from affiliates as of December 31, 2009, approximately $12,184,640 is unsecured, bears interest at a rate of 5.5% per annum and is payable on demand. The remaining amounts due from affiliates of approximately $165,094 were unsecured, interest free and payable on demand.   The transactions resulting in amounts due from affiliates were interest bearing loans to the affiliate companies mainly for the purpose of providing working capital to such companies.  The amounts due to affiliates were unsecured, interest free and repayable on demand.

Our policy for evaluating the collectability of amounts due from affiliates is similar to the other receivables.  The Company periodically considers a provision for uncollectible portions of the amounts due from affiliates based on management’s evaluation of the collectability of amounts due from affiliates by assessing, among other factors, the related party’s willingness and ability to pay, repayment history and general economic conditions.

NOTE 15. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2010, is 100,000,000 shares of common stock, par value $0.005.  At December 31, 2010, 24,534,491 shares of common stock were issued and outstanding.

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

Further, in connection with the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock that had originally been derived from the HEL Shares.  We also agreed to replace the Bern Noble Shares with an equal number of new shares of common stock in consideration of services rendered to the Company in 2006 in connection with the closing of the Share Exchange Agreement.  The Company has delivered all shares due in connection with the settlement.

NOTE 16. EQUITY STOCK PLAN

On May 2005, the Company adopted an incentive equity stock plan (the “2005 Plan”) that authorized the issuance of options, right to purchase common stock and stock bonuses up to 500,000 shares of our common stock. The purpose of the 2005 Plan is to provide incentive to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of stock options, the right to purchase common stock.

The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been no options granted under the 2005 Plan during the periods presented and the number of securities remaining available for future issuance under the 2005 Plan was 19,500 shares of common stock as of December 31, 2010.

NOTE 17. INTEREST EXPENSES AND OTHER FINANCE COSTS

Interest expenses represent interest charged by banks and other financial institution on bank borrowings and stocking loans granted to the Company and are computed based on the applicable interest rates on the unpaid amounts of those bank borrowings or stocking loans. The range of effective interest rates on the Company’s borrowings for 2010 was 2.61% to 6.25% per annum (2009: 2.60% to 10.00% per annum).

Other finance costs comprised bank and administrative charges charged by banks on the opening and drawing of letters of credit. The bank and administrative charges are computed based on a certain percentage of the amount of each individual letter of credit.

NOTE 18. BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

Business Segments

The Company operates in two business segments: Vehicles and Fashion Apparel. The Company’s reporting segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Vehicles segment consists primarily of the group of companies doing business as Auto Italia Limited , Dalian Auto Italia Car Trading Co., Limited and Nanjing Auto Italia Car Trading Co., Limited. The Vehicles segment includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts.

The Fashion Apparel segment consists primarily of CPMM (Asia) Limited. The Fashion Apparel segment provides wholesale and retailing of fashion apparel. Information by industry segment is set forth below for the years ended December 31:

2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated
Sales
External sales	$159,515,710	$98	-	-	$159,515,808
Inter-segment sales	-	-	-	-	-
Net sales	159,515,710	98	-	-	159,515,808

Results
Operating earnings/(loss)	3,212,716	(15,795)	(1,803,054)	-	1,393,867

Interest revenue	13,185	-	-	-	13,185

Interest expense	(1,022,314)	-	-	-	(1,022,314)

Other income	1,839,384	1,821	-	-	1,841,205

Loss before income taxes					2,225,943

Provision for income tax	(307,190)	-	-	-	(307,190)

Net earnings					1,918,753

2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated
Sales
External sales	$119,943,763	$1,307,497	$-	$-	$121,251,260
Inter-segment sales	-	-	-	-	-
Net sales	119,943,763	$1,307,497	-	-	121,251,260

Results
Operating loss	(4,493,421)	(2,144,760)	(1,458,121)	-	(8,096,302)

Interest revenue	18,721	-	-	-	18,721

Interest expense	(827,686)	(19,048)	-	-	(846,734)

Other income	946,982	38,144	-	-	985,126

Loss before income taxes					(7,939,189)

Provision for income tax	(30,025)	-	-	-	(30,025)

Net loss					(7,969,214)

2008	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated
Sales
External sales	$122,649,104	$930,411	$-	$-	$123,579.515
Inter-segment sales	2,441	-	-	(2,441)	-
Net sales	122,651,545	$930,411	-	(2,441)	123,579,515

Results
Operating earnings (loss)	4,479,778	(1,209,140)	(1,312,483)	-	1,958,155

Interest revenue	101,779	12,650	-	-	114,429

Interest expense	(554,747)	(14,726)	-	-	(569,473)

Other income	1,431,941	20,197	-	-	1,452,138

Earnings before income taxes					2,955,249

Provision for income tax	(954,560)	-	-	-	(954,560)

Net earnings					2,000,689

	Vehicles	Fashion Apparel	Corporate	Consolidated
2010
Total assets	$63,215,342	$2,584,767	$456	$65,800,565
Depreciation and amortization	1,538,766	-	-	1,538,766
Net capital expenditures	3,178,356	-	-	3,178,356

2009
Total assets	$53,096,689	$116,132	$487	$53,213,308
Depreciation and amortization	1,213,619	2,648	-	1,216,267
Net capital expenditures	3,020,249	7,873	-	3,028,122

Geographic Information:

No geographic segment information is provided as the Group only has one geographical segment. The Group’s reportable business segments are Vehicle and Fashion Apparel, which operations are located in China (including Mainland China, Hong Kong and Macau). Sales were predominately made to customers located in China (including Mainland China, Hong Kong and Macau).

 NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation, Claims and Assessments

This Note should be read in conjunction with Note 15.

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

Effective March 1, 2010, the Company settled the Federal Court Action.  Under the terms of the settlement: (1) certain Defendants returned to the Company for cancellation 247,798 shares of purported preferred stock and 4,569,619 shares of common stock; (2) Fred De Luca, who was a member of the Company’s Board of Directors prior to the settlement of the Federal Court Action and a defendant in the action, resigned from the Board of Directors effective March 1, 2010; (3) the parties executed a mutual release; and (4) the Company dismissed the action with prejudice.

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

In the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock (which were derived from unauthorized shares of preferred stock), and the Company agreed to issue Bern Noble an equal number of new shares of common stock in consideration of the services previously rendered to the Company in 2006.  The Company delivered the new shares in nine monthly instalments, commencing on March 15, 2010.

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

In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the plaintiff’s complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend.  The plaintiff then filed a second amended complaint on November 15, 2010.  In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting.  The Company filed a demurrer challenging all claims asserted against it in the second amended complaint.

Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action and the plaintiff has 60 days from such date to file a notice of appeal with the court.  The Company continues to deny any alleged wrongdoing in connection with the claims asserted in the action and intends to vigorously defend those claims, including any appeal by the plaintiff of the court’s final judgment in the action or any other steps taken by the plaintiff to pursue the claims asserted against the Company in the action.  We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, with respect to any appeal or other steps taken by the plaintiff at this time or to estimate the amount or range of a possible loss.  However, an adverse result in the action could have a material adverse effect on our operations

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, management cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.  The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and Mainland China. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2010 are as follows by year:

2011	$3,935,351
2012	3,168,239
2013	2,024,539
2014	1,632,670
2015	1,632,670
Later years	4,353,787
$16,747,256

Rent expense for 2010, 2009 and 2008 was $3,536,554, $4,181,364 and $3,507,032, respectively.

Employment Agreements

The Company maintains employment agreements with its executive officers which extend through 2010. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of December 31, 2010, committed compensation to the executives and other key employees totaling approximately $222,523 (2009: $261,792) remain in effect.

NOTE 20.  RELATED PARTY BALANCES AND TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during 2010, 2009 and 2008:

	Note	2010	2009	2008
Sales to:
- Affiliates	(a)	$19,929	$194,456	$30,068

Purchases from:
- Director of the Company	(a)	-	-	600,000
- Affiliates	(a)	226,529	977,698	97,332

Interest received from:
- Affiliates	(b)	-	650,107	579,640

Management fee paid to:
- Affiliates	(c)	358,499	397,889	386,852

Management fee received from:
- Affiliates	(c)	-	185,775	184,938

Rental paid to:
- Affiliates	(c)	-	15,226	13,903

Rental income received from:
- Affiliates	(c)	-	77,406	154,115

Building management fee paid to:
- Affiliates	(c)	-	3,100	2,707

Warehouse expenses paid to:
-Affiliates	(c)	-	15,359	11,104

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured and interest free (2009: 5.5% per annum, 2008: 5.5% per annum) and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

NOTE 21. SUBSEQUENT EVENT

The Company evaluated all events or transactions through the date of this filing, which is the date the financial statements were issued. During this period, other than those disclosed above, the Company did not have any material subsequent events that impact the consolidated financial statements.

End of consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.  Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010.

This Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since
Richard Man Fai Lee	54	Chief Executive Officer, President and Chairman of the Board of Directors	November 2006

Herbert Adamczyk	70	Chief Operating Officer and Director	November 2006

Joseph Tik Tung Wong	54	Chief Financial Officer and Treasurer and Secretary	November 2006

Yun Fai Leung	54	Independent Non-Executive Director	November 2008

BUSINESS EXPERIENCE DESCRIPTIONS

The business background descriptions of the executive officers and directors are as follows:

Dr. Richard Man Fai Lee has served as the Company’s Chief Executive Officer and President since 2006.  Dr. Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited, a Hong Kong Stock Exchange listed company, and through Corich Enterprises Inc., the controlling shareholder of Technorient.  He is responsible for formulating the overall strategic planning and business development of Wo Kee Hong (Holdings) Limited and its group companies (the “Wo Kee Hong Group”), which include the Company. Dr. Lee has 31 years’ experience in marketing consumer products.  He has a bachelor’s degree and a master's degree in business administration from the University of Minnesota.  In September 2006, Dr. Lee was bestowed the title of “Commander of the Order of the Star of Italian Solidarity” by Hon. Romano Prodi, the Prime Minister of Italy, in recognition of his contribution in advancing Italian business and culture in Hong Kong and Mainland China.  He was also elected and had served for two consecutive terms as the Chairman of the Radio Association of Hong Kong, the trade association of audio visual business in Hong Kong.  He has been with the Wo Kee Hong Group for 27 years.  We believe that Dr. Lee is qualified to serve on the Board of Directors based on his strong leadership skills, in-depth knowledge of the consumer products industry, and long history and experience with the Wo Kee Hong Group.

Herbert Adamczyk has served as the Company’s Chief Operating Officer since 2006. Mr. Adamczyk is also the Managing Director of Technorient. He has over 46 years of experience in the automotive trade in Hong Kong. Originally a semi-professional racing driver and a senior engineer with Volkswagen and Porsche in Germany, Middle East and Hong Kong, Mr. Adamczyk has been with Technorient, a member of the Wo Kee Hong Group, for 28 years.  We believe that Mr. Adamczyk is qualified to serve on the Board of Directors based on his strong background in the automotive industry and his long history and experience with the Wo Kee Hong Group.

Joseph Tik Tung Wong, FCCA, CPA, has served as the Company’s Chief Financial Officer and Treasurer since 2006 and the Corporate Secretary since 2009. Mr. Wong is also an Executive Director, the Chief Financial Officer and the Company Secretary of Wo Kee Hong (Holdings) Limited. He is a qualified accountant, a fellow member of the Association of Chartered Certified Accountants and an associate member of the Hong Kong Institute of Certified Public Accountants. He is an Independent Non-executive Director of Chi Cheung Investment Company, Limited, a Hong Kong Stock Exchange listed company.  During the past five years, Mr. Wong was an Independent Non-executive Director of China Energy Development Holdings Limited, a Hong Kong Stock Exchange listed company.  We believe that Mr. Wong is qualified to serve on the Board of Directors based on his experience in preparing and analyzing financial statements and his other directorships of publicly traded companies in Hong Kong.

Yun Fai Leung is an Independent Non-executive Director of the Company.  Mr. Leung has been a senior manager at HLM & Co, a certified public accounting firm, since June 2004.  From March 2000 to June 2004, Mr. Leung was a director at High Progress Consultants Ltd. where he worked in finance and investment projects.  Mr. Leung is also currently a director of G-Prop (Holdings) Ltd., a Hong Kong Stock Exchange listed company, and High Progress Consultants Ltd.  Mr. Leung received his BBA from Newport University.  We believe that Mr. Leung is qualified to serve on the Board of Directors based on his business and financial experience, as well as his directorship of a Hong Kong Stock Exchange listed company.

OTHER KEY MANAGEMENT

Messrs. Lee, Adamczyk and Wong, whose biographical information is set forth above, together with Mr. John Newman, constitute the senior management of the Technorient Group:

John Newman - MIMI, has been Executive Vice President of the Company since 2007.  He is also the Deputy Managing Director of Auto Italia.  He has 23 years of experience with blue chip sports and luxury car manufacturers and importers, and was a director of a successful motor racing team in Europe.  He holds a Diploma in Business and Finance, is a qualified pilot and is a member of the Institute of the Motor Industry in the United Kingdom.  He is experienced in sales, marketing, distribution, dealer development, media communications and customer relationship management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company is not subject to the requirements of Section 16.

CODE OF ETHICS

On April 24, 2008, the Company adopted a Code of Business Conduct and Ethics (the “Code”) applicable to its employees, officers and directors.  A copy of the Code was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009.

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

Board Committees and Audit Committee Financial Expert

As of the date of this Annual Report, our Board of Directors had not appointed an audit, nominating or compensation committee.  However, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees, including audit, nomination and compensation committees as necessary and advisable in the future, to facilitate the management of our business.

Item 11. EXECUTIVE COMPENSATION

Director Compensation

We did not have any compensation agreements or arrangements with the members of our Board of Directors for their service on the Board for our fiscal year ended December 31, 2010.

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last three fiscal years. The table only includes compensation information regarding our executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Richard Man Fai Lee,	2010	144,921	-	-	-	-	-	-	144,921
Chief Executive Officer	2009	148,320	-	-	-	-	-	-	148,320
and President (1)	2008	144,660	-	-	-	-	-	-	144,660

Herbert Adamczyk,	2010	96,614	-	-	-	-	-	-	96,614
Chief Operating Officer (2)	2009	98,880	-	-	-	-	-	-	98,880
	2008	96,440	-	-	-	-	-	-	96,440

Joseph Tik Tung Wong,	2010	60,384	-	-	-	-	-	-	60,384
Chief Financial Officer,	2009	61,800	-	-	-	-	-	-	61,800
Treasurer and Secretary (3)	2008	60,275	-	-	-	-	-	-	60,275

(1)
Dr. Richard Man Fai Lee was first appointed as Chief Executive Officer and President of the Company on November 6, 2006.  Pursuant to the Employment Agreement effective November 5, 2010, Dr. Lee was re-appointed Chief Executive Officer and President of the Company.

(2)
Mr. Herbert Adamczyk was first appointed as Chief Operating Officer of the Company on November 6, 2006.  Pursuant to the Employment Agreement effective November 5, 2010, Mr. Adamczyk was re-appointed Chief Operating Officer of the Company.

(3)
Mr. Joseph Tik Tung Wong was first appointed as Chief Financial Officer and Treasurer of the Company on November 6, 2006 and was appointed Secretary in October 2009.  Pursuant to an Employment Agreement effective November 5, 2010, Mr. Wong was re-appointed Chief Financial Officer, Treasurer and Secretary of the Company.

Narrative Disclosure to Summary Compensation Table

The following are summaries of the Company’s employment agreements (collectively referred to hereinafter as the “Executive Employment Agreements”) with the executive officers described above. Copies of the Executive Employment Agreements were filed as exhibits to a Current Report on Form 8-K filed by the Company with the SEC on November 10, 2010 and are incorporated herein by reference. The descriptions in these summaries are qualified, in their entirety, by the text of such exhibits.

The Company entered into an Employment Agreement with Dr. Richard Man Fai Lee on November 5, 2010.  Effective November 5, 2010, Dr. Lee was re-appointed Chief Executive Officer and President of the Company and his salary is equivalent to approximately US$126,072 per year for a term of one year. Such salary is subject to an annual review and adjustment or no adjustment in the sole discretion of the Company. Dr. Lee is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Dr. Lee is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Dr. Lee incurs in connection with the performance of his duties. Dr. Lee is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

The Company entered into an Employment Agreement with Mr. Herbert Adamczyk on November 5, 2010. Effective November 5, 2010, Mr. Adamczyk was re-appointed Chief Operating Officer of the Company and his salary is equivalent to approximately US$84,048 per year for a term of one year. Such salary is subject to an annual review and adjustment or no adjustment in the sole discretion of the Company. Mr. Adamczyk is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Adamczyk is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Adamczyk incurs in connection with the performance of his duties. Mr. Adamczyk is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

The Company entered into an Employment Agreement with Mr. Joseph Tik Tung Wong on November 5, 2010.  Effective November 5, 2010, Mr. Wong was re-appointed Chief Financial Officer,  Treasurer and Corporate Secretary of the Company and his salary is equivalent to approximately US$52,530 per year for a term of one year. Such salary is subject to an annual review and adjustment or no adjustment in the sole discretion of the Company. Mr. Wong is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Wong is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Wong incurs in connection with the performance of his duties. Mr. Wong is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

All of the above-described Employment Agreements state that the executive officer’s (the “Executive”) employment may be terminated prior to the expiration the agreement’s term upon the occurrence of the following: (a) voluntary termination of the agreement by the Executive giving three (3) months’ notice in writing; (b) the Executive’s death; (c) upon termination of the Executive by the Company for “cause”, which is defined as any of the following: (i) the Executive is convicted of, or pleads nolo contendere to, a felony, (ii) the Executive has committed an act of fraud, bad faith or willful misconduct against the Company that is materially detrimental to the Company, or (iii) the Executive has materially breached any of the terms of this Agreement after written notice has been provided by the Company to the Executive regarding the specific nature of such breach and the Executive fails to cure such breach within thirty (30) days; (d) upon the good faith determination of the Board that the Executive has become so physically or mentally incapacitated or disabled as to be unable to satisfactorily perform his duties hereunder for a period of one hundred twenty (120) consecutive calendar days or for one hundred eighty (180) days in any three hundred sixty (360) day period, such determination based upon a certificate as to such physical or mental disability issued by a licensed physician and/or psychiatrist (as the case may be) mutually agreed upon by the Executive and the Company; (e) upon termination of the Executive by the Company for any reason other than for “cause” as defined in (c) above; and (f) upon termination by the Executive of his/her employment for “good reason” which is defined as the occurrence of any of the following events without the express written consent of the Executive: (i) reduction in the Executive's Salary or the benefits set forth above, and (ii) the Company breaching any of the terms of the Employment Agreement.

TERMINATION OR CHANGE-IN-CONTROL

SEC regulations require us to disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Under our 2005 Equity Incentive Plan any unvested options will, under certain circumstances, become immediately exercisable in the event of certain mergers or similar transactions involving the Company or in the event of the dissolution or liquidation of Company. However, no options, stock bonuses or stock awards have been granted to our named executive officers as of December 31, 2010 under our 2005 Equity Incentive Plan.

Pursuant to the Executive Employment Agreements with all of our Company’s named executive officers that are described more fully above under the section “Narrative Disclosure To Summary Compensation Table,” in the event an executive officer's voluntarily terminates his employment with the Company or such officer is terminated by the Company “for cause,” (these triggering events are collectively referred to as “Trigger Events A”) the Company is obligated to pay to the executive officer or his representatives on the date of termination of employment (“Termination Date”): (a) all salary compensation as is due under the Executive Employment Agreement, prorated through the Termination Date; (b) all expense reimbursements due and owed to the executive officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits a an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) all benefits due the Executive, including benefits under insurance, group health and retirement benefit plans in accordance with the Company's standard policy, if any, through the Termination Date.

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

EQUITY COMPENSATION PLAN

On May 20, 2005, we adopted an incentive equity stock plan (the “2005 Plan”) that authorized the issuance of options, the right to purchase common stock (“stock awards”) and stock bonuses up to 500,000 shares of common stock (as adjusted for the reverse stock split in December 2007). The purpose of the 2005 Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of stock options, stock awards and stock bonuses.

The 2005 Plan allows for the issuance of incentive stock options (which can only be granted to employees, including officers and directors of the Company), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. All other awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors of the Company, provided such consultants, independent contractors and advisors render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company's securities.

The 2005 Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the SEC on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement.  As of December 31, 2010, there were 2,402,500 shares of common stock (before adjustment for the stock split taken place on December 7, 2007) issued and no options granted and outstanding under the 2005 Plan, and 19,500 shares of common stock (as adjusted for the reverse stock split in December 2007 were available for options, stock awards and stock bonus grants.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information with respect to the beneficial ownership of our common stock as of March 29, 2011 by the following persons:

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Item 6. Executive Compensation – Summary Compensation Table”;

•	each person known by us to beneficially own more than 5% of any class of our outstanding voting securities; and

•	all of our directors and executive officers as a group.

As of March 29, 2011, there were 24,534,492 shares of common stock outstanding.

As used in the table below, the term “beneficial ownership” is defined by the SEC’s rules to mean:

•	the sole or shared power to vote, or to direct the voting of, a security, or

•	the sole or shared power to dispose of, or to direct the disposition of, a security.

Information contained in this table does not necessarily indicate beneficial ownership for any other purpose, such as under any tax law.  This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address of each beneficial owner listed below is 28/F, King Palace Plaza, No. 52A Sha Tsui Road, Tsuen Wan, N.T. Hong Kong.  Applicable percentages are based upon 24,534,492 voting shares of common stock outstanding as of March 29, 2011.

Name of Executive Officers and Directors	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (%)
Richard Man Fai Lee, CEO, President and Chairman	0	(1)	0
Herbert Adamczyk, Chief Operating Officer and Director	3,084,665		12.6
Joseph Tik Tung Wong, Chief Financial Officer, Treasurer and Secretary	0		0
Yun Fai Leung, Director	0		0
Name of Principal Stockholders (5% Beneficial Owners)
Corich Enterprises Inc.	12,211,569	(2)	49.8
Wo Kee Hong (Holdings) Limited	12,211,569	(2)	49.8
Wo Kee Hong (B.V.I.) Limited	12,211,569	(2)	49.8
Main Pacific Ltd.	1,460,000	(3)	6.0
All directors and executive officers as a group (4 persons)	3,084,665		12.6

*	denotes holdings of less than 1%

(1)
Dr. Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited. Dr. Lee is one of the beneficiaries of a discretionary trust the trustee of which holds a 25.43% interest in Wo Kee Hong (Holdings) Limited. Dr. Lee personally hold approximately 8.71% interest in Wo Kee Hong (Holdings) Limited. Dr. Lee disclaims beneficial ownership of the shares of the Company beneficially owned by Wo Kee Hong (Holdings) Limited.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Set forth below is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2010, 2009 and 2008.  Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc.  All of these entities own beneficially 49.8 % of our common stock.  Corich Enterprises Inc. is the direct stockholder of record of these shares.  All three of these entities share voting power over these shares.

	Note	2010	2009	2008
		$	$	$
Sales to:
- Wo Kee Hong Limited, Affiliate	(a)	-	186,762	-
- Wo Kee Hong (Holdings) Limited, Affiliate	(a)	-	-	27,850
- Auto Sportiva Limited. Affiliate	(a)	-	233	2,217
- Noble Brand Investments Limited	(a)	-	593	-
- Wo Kee Administration Limited	(a)	19,040	6,867	-
-Keyforce Holdings Limited	(a)	889	-	-

Purchases from:
- Wo Kee Hong Limited, Affiliate	(a)	226,529	389,966	18,546
- Wo Kee Services Limited, Affiliates	(a)	-	474	18,732
- Auto Sportiva Limited, Affiliates	(a)	-	570,372	60,054
- Dr Richard Lee. Director	(a)	-	600,000	600,000
- Grow Bright Limited	(a)	-	16,886	-

Interest received from:
- Auto Sportiva Limited, Affiliates	(b)	-	177,494	143,490
- Keyforce Holdings Limited, Affiliates	(b)	-	317,963	281,314
- Keyforce (BVI) Limited, Affiliates	(b)	-	154,651	145,733
- Wo Kee Hong (Holdings) Limited. Affiliate	(b)	-	-	9,104

Management fee received from:
- Auto Sportiva Limited, Affiliates	(c)	-	108,369	107,880
- Keyforce Holdings Limited, Affiliates	(c)	-	38,703	38,529
- Noble Brand Investment Limited, Affiliates	(c)	-	38,703	38,529

Management fee paid to:
- Wo Kee Hong (Holdings) Limited, Affiliate	(c)	-	-	308,228
- Wo Kee Administration Limited. Affiliate	(c)	358,499	397,889	78,624

Building management fee from:
- Wo Kee Hong Limited	(c)	-	1,966	-
- Wo Kee Services Limited, Affiliates	(c)	-	851	2,707
- Wo Kee Administration Limited	(c)	-	284	-

Rental from:
- Auto Sportiva Limited. Affiliates	(c)	-	77,406	154,115

Rental paid to:
- Wo Kee Services Limited, Affiliates	(c)	-	4,114	13,903
- Wo Kee Hong Limited	(c)	-	9,805	-
- Wo Kee Administration Limited	(c)	-	1,307	-

Warehouse expenses paid to:
- Wo Kee Services Limited. Affiliates	(c)	-	5,554	11,104
- Wo Kee Administration Limited	(c)	-	9,806	-

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The loan advance to an affiliate is unsecured, interest free. (2009 and 2008: 5.5% per annum) and repayable on demand.

(c)	The transactions were carried out at terms agreed between both parties.

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

Effective March 1, 2010, we settled the Federal Court Action.  Under the terms of the settlement: (1) certain Defendants returned to us for cancellation 247,798 shares of purported preferred stock and 4,569,619 shares of common stock; (2) Fred De Luca, who was a member of our Board of Directors prior to the settlement of the Federal Court Action and a defendant in the action, resigned from our Board of Directors effective March 1, 2010; (3) the parties executed a mutual release; and (4) we dismissed the action with prejudice.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2010	December 31, 2009
(i) Audit Fees	$765,746	$279,222
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$765,746	$279,222

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim condensed consolidated financial statements included in the Company’s periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2010 or 2009.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2010 or 2009.

All Other Fees. These fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2010 or 2009.

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

Exhibit No.	Description
3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

3.5
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on April 7, 2006.  (12)

3.6
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Designation to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on August 16, 2006.  (12)

3.7
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 18, 2006.  (12)

3.8
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 7, 2007.  (12)

10.1
Share Exchange Agreement dated July 15, 2006 among the Company, Fred De Luca, Corich Enterprises, Inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006.  (4)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (4)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (4)

10.4
Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  (4)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III. (4)

10.6	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

10.7	Import and distribution agreement for Hong Kong and Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

10.8	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

10.9	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

10.10	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

10.11	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.12	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.13	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

10.14
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004.  (4)

10.15
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004.  (4)

10.16	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

10.17
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005.  (4)

10.18
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005.  (4)

10.19
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005.  (4)

10.20
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006.  (4)

10.21
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008.  (7)

10.22	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

10.23	Reformation, dated May 5, 2009, of Share Exchange Agreement. (8)

10.24	Supplemental Deed dated June 24, 2009. (9)

10.25
Settlement Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc., Fred De Luca, Federico Cabo, Robert Pautsch, Charles Miseroy, Delia Rodriguez, Global Premium Brands Co., Inc., a California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Bern Noble, Ltd., Edward W. Withrow, III and Kyle Withrow.  (10)

10.26	Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc. and Bern Noble, Ltd. (10)

10.27	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 5, 2010. (5)

10.28	Employment Agreement by and among Herbert Adamczyk and the Company dated November 5, 2010. (5)

10.29	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 5, 2010. (5)

14	Code of Business Conduct and Ethics. (11)

21	List of Significant Subsidiaries. (*)

23.1	Consent of HLB Hodgson Impey Cheng. (*)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(*)	Filed herewith as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2010.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2009 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2010 and incorporated herein by reference.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

Date: March 31, 2011	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Man Fai LEE	Chief Executive Officer, President	March 31, 2011
Richard Man Fai LEE	and Chairman of the Board

/s/ Joseph Tik Tung WONG	Chief Financial Officer, Treasurer and Secretary	March 31, 2011
Joseph Tik Tung WONG

/s/ Herbert ADAMCZYK	Chief Operating Officer and Director	March 31, 2011
Herbert ADAMCZYK

/s/ Yun Fai LEUNG	Director	March 31, 2011
Yun Fai LEUNG

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

3.5
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on April 7, 2006.  (12)

3.6
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Designation to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on August 16, 2006.  (12)

3.7
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 18, 2006.  (12)

3.8
Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 7, 2007.  (12)

10.1
Share Exchange Agreement dated July 15, 2006 among the Company, Fred De Luca, Corich Enterprises, Inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006.  (4)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (4)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (4)

10.4
Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  (4)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III. (4)

10.6	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

10.7	Import and distribution agreement for Hong Kong and Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

10.8	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

10.9	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

10.10	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

10.11	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.12	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.13	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

10.14
Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004.  (4)

10.15
Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004.  (4)

10.16	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

10.17
Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005.  (4)

10.18
Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005.  (4)

10.19
Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005.  (4)

10.20
Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006.  (4)

10.21
License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008.  (7)

10.22	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

10.23	Reformation, dated May 5, 2009, of Share Exchange Agreement. (8)

10.24	Supplemental Deed dated June 24, 2009. (9)

10.25
Settlement Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc., Fred De Luca, Federico Cabo, Robert Pautsch, Charles Miseroy, Delia Rodriguez, Global Premium Brands Co., Inc., a California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Bern Noble, Ltd., Edward W. Withrow, III and Kyle Withrow.  (10)

10.26	Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc. and Bern Noble, Ltd. (10)

10.27	Employment Agreement by and among Richard Man Fai Lee and the Company dated November 5, 2010. (5)

10.28	Employment Agreement by and among Herbert Adamczyk and the Company dated November 5, 2010. (5)

10.29	Employment Agreement by and among Joseph Tik Tung Wong and the Company dated November 5, 2010. (5)

14	Code of Business Conduct and Ethics. (11)

21	List of Significant Subsidiaries. (*)

23.1	Consent of HLB Hodgson Impey Cheng. (*)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(*)	Filed herewith as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2010.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

(2)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2009 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2010 and incorporated herein by reference.

(11)
Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010 and incorporated herein by reference.