Form 10-Q
period 2011-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2011-05-13
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

28/F, King Palace Plaza
No. 52A Sha Tsui Road
Tsuen Wan, N.T. Hong Kong
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
Yes  ☐ No  ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on May 12, 2011 was 24,534,492.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,236,509	$8,109,615
Restricted cash	5,666,507	4,385,194
Trade receivables, net of provision	6,742,344	9,225,164
Inventory, net	23,241,224	16,404,070
Prepayments	1,104,859	956,252
Other current assets	4,838,403	4,014,367
Amounts due from affiliates	13,816,902	16,619,177
Total current assets	59,646,748	59,713,839
Property and equipment, net	5,774,328	6,047,164
Goodwill	39,534	39,562
TOTAL ASSETS	$65,460,610	$65,800,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$18,298,264	$13,330,946
Bills payable	194,971	428,416
Trade payables	8,147,923	9,783,248
Deposits received	24,827,407	23,832,490
Other current liabilities	2,685,061	5,257,169
Amounts due to affiliates	5,049,693	7,752,111
Total current liabilities	59,203,319	60,384,380
Long-term borrowing	274,582	409,449
TOTAL LIABILITIES	59,477,901	60,793,829

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,492 shares as at March 31, 2011; (24,534,491 shares as at December 31, 2010)	122,672	122,672
Additional paid-in-capital	4,113,055	4,113,055
Accumulated other comprehensive income	353,152	335,139
Accumulated deficit	(6,002,665)	(6,414,586)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	(1,413,786)	(1,843,720)
Noncontrolling interests	7,396,495	6,850,456
TOTAL EQUITY	5,982,709	5,006,736

TOTAL LIABILITIES AND EQUITY	$65,460,610	$65,800,565

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2011	2010
Sales:
New and used vehicles	$38,774,739	$21,644,308
Parts and services and others	3,614,663	2,379,545
Fashion apparel and accessories	-	98
Net sales	42,389,402	24,023,951

Cost of sales:
New and used vehicles	(35,318,622)	(19,928,366)
Parts and services and others	(1,252,530)	(185,258)
Fashion apparel and accessories	-	(582)
Total cost of sales	(36,571,152)	(20,114,206)

Gross profit:
New and used vehicles	3,456,117	1,715,942
Parts and services and others	2,362,133	2,194,287
Fashion apparel and accessories	-	(484)
Total gross profit	5,818,250	3,909,745

Selling, general and administrative expenses	(4,702,481)	(4,279,437)

Operating earnings / (loss)	1,115,769	(369,692)

Other income (expenses)
Interest expenses and other finance costs	(320,002)	(209,415)
Other (expenses) / income	163,952	741,043
Total other income / (expenses)	(156,050)	531,628

Earnings before income taxes	959,719	161,936

Provision for income taxes	(14,503)	9,162

Net earnings including noncontrolling interests	$945,216	$171,098

Net earnings / (loss) attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	411,921	(55,320)
Noncontrolling interests	533,295	226,418

	$945,216	$171,098

Earnings / (loss) per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$0.0168	$(0.0023)

Diluted	$0.0168	$(0.0023)

Weighted average number of common stock outstanding
Basic	24,534,492	23,731,938

Diluted	24,534,492	23,731,938

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2011	2010
Operating activities:
Net earnings including noncontrolling interests	$945,216	$171,098
Adjustments to reconcile net earnings to net cash (used in) / provided by operating activities
Depreciation and amortization	469,076	361,182
Disposal of property and equipment	(15,589)	-
Provision for bad debts written back	44,427	-
Provision for inventory	85,358	-
Other non-cash items	22,999	14,950
Changes in operating assets and liabilities:
Trade receivables	2,438,393	3,559,421
Other current assets and prepayments	(972,643)	(532,306)
Inventory	(6,922,512)	(3,117,464)
Trade payables	(1,635,325)	(3,506)
Other current liabilities and deposits received	(1,577,191)	1,308,241
Net cash (used in) / provided by operating activities	(7,117,791)	1,761,616

Investing activities:
Purchases of property and equipment	(559,318)	(44,731)
Proceeds from disposal of property and equipment	386,453	-
(Increase) / decrease in restricted cash	(1,281,313)	4,480
Net cash used in investing activities	(1,454,178)	(40,251)

Financing activities:
Advances from affiliates	99,857	1,242,569
Increase / (decrease) in borrowings and bills payable	4,599,006	(186,922)
Net cash provided by financing activities	4,698,863	1,055,647

(Decrease) / increase in cash and cash equivalents	(3,873,106)	2,777,012

Cash and cash equivalents at beginning of the period	8,109,615	3,982,214

Cash and cash equivalents at end of the period	$4,236,509	$6,759,226

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$320,002	$209,415
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by the ownership of the majority voting interest or by the power to control. For those consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as non-controlling. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Segment reporting

The Company determines and classifies its operating segments in accordance with Accounting Standard Codification (“ASC”) 280 Segment Reporting (“ASC 280”).  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  The Company’s reportable segments are (i) motor vehicles retailing, which includes sales of new and used vehicles and provision of vehicle maintenance and repair services and sales of vehicle parts; and (ii) fashion apparel retailing, which includes sales of fashion apparel and accessories.

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

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the three months ended March 31, 2011 and 2010, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

Our Company’s business, assets and operations are currently focused on the sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong and Mainland China, and accordingly, is affected to a significant degree by any economic, political and legal developments in Hong Kong and Mainland China.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) clarifies the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of US GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4.  LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	Three months ended March, 31
	2011	2010
Numerator:
Net earnings / (loss) attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$411,921	$(55,320)

Denominator:
Weighted average common stock	24,534,492	23,731,938

Basic net earnings / (loss) per share	$0.0168	$(0.0023)

Diluted net earnings / (loss) per share	$0.0168	$(0.0023)

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	March 31,	December 31,
	2011	2010
New vehicles	$15,959,980	$9,485,313
Used vehicles	4,288,212	4,307,065
Parts, accessories and others	2,993,032	2,611,692
	$23,241,224	$16,404,070

Vehicles included in inventory of approximately $10,906,307 and $6,326,005 were pledged to secure the stocking loan and other loans outstanding as of March 31, 2011 and December 31, 2010, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company's borrowings are summarized as follows:

	March 31,	December 31,
	2011	2010

Bank borrowings	$7,932,019	$6,120,980
Stocking loans provided by banks	9,839,105	6,689,543
Unsecured bank borrowings	801,722	929,872
	18,572,846	13,740,395
Borrowings due after one year – unsecured bank borrowings	(274,582)	(409,449)
Short-term borrowings	$18,298,264	$13,330,946

Vehicles included in inventory of approximately $10,906,307 and $6,326,005 were pledged to secure the stocking loan and other loan outstanding as of March 31, 2011 and December 31, 2010, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	March 31,	December 31,
	2011	2010

Accruals	$2,138,818	$1,146,914
Other payables	546,243	4,110,255
	$2,685,061	$5,257,169

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at March 31, 2011, is 100,000,000 shares of common stock, par value $0.005.  At March 31, 2011, 24,534,492 shares of common stock were issued and outstanding.

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

In the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock (which were derived from unauthorized shares of preferred stock), and the Company agreed to issue Bern Noble an equal number of new shares of common stock in consideration of the services previously rendered to the Company in 2006.  The Company delivered the new shares in nine monthly installments, commencing on March 15, 2010.

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

Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action and the plaintiff has 60 days from such date to file a notice of appeal with the court.  The time for plaintiff to file a notice of appeal expired on May 9, 2011 and, as of May 11, 2011, the Company had not been served with such a notice and the court’s on-line docket did not reflect the filing of any such notice.  The Company continues to deny any alleged wrongdoing in connection with the claims asserted in the action and intends to vigorously defend those claims, including any appeal by the plaintiff of the court’s final judgment in the action or any other steps taken by the plaintiff to pursue the claims asserted against the Company in the action.  We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, with respect to any appeal or other steps taken by the plaintiff at this time or to estimate the amount or range of a possible loss.  However, an adverse result in the action could have a material adverse effect on our operations.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and Mainland China. Minimum future rental payments required under non-cancellable operating leases in effect as of March 31, 2011 are as follows:

2011	$3,272,833
2012	3,383,880
2013	2,121,864
2014	1,628,206
2015	1,628,206
Later years	4,341,883
$16,376,872

Rent expense for the three months ended March 31, 2011 and 2010 was $1,060,849  and $791,507, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2011. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of March 31, 2011, committed compensation to the executives and other key employees totalling approximately $156,860 (December 31, 2010: $222,523) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months ended March 31 are as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
At January 1, 2011	$(6,414,586)	$335,139	$6,850,456	$771,009
Net earnings	411,921	-	533,295	945,216
Translation adjustments	-	18,013	12,744	30,757
At March 31, 2011	$(6,002,665)	$353,152	$7,396,495	$1,746,982

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2010	$(6,428,091)	$244,371	$4,863,414	$(1,320,306)
Net earnings / (loss)	(55,320)	-	226,418	171,098
Translation adjustments	-	3,771	6,455	10,226
At March 31, 2010	$(6,483,411)	$248,142	$5,096,287	$(1,138,982)

(b) Condensed consolidated statement of comprehensive income (loss)
	Three months ended March 31,
	2011	2010
Net income including noncontrolling interest	$945,216	$171,098
Other comprehensive income, net of tax:
Translation adjustments	30,757	10,226
Comprehensive income including noncontrolling interest	975,973	181,324
Comprehensive income attributable to noncontrolling interest:
Net income	(533,295)	(226,418)
Translation adjustments	(12,744)	(6,455)
Comprehensive income / (loss) attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$429,934	$(51,549)

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

The Fashion Apparel segment consists primarily of CPMM (Asia) Limited. The Fashion Apparel segment provides wholesale and retailing of fashion apparel. Information by industry segment is set forth below for the three months ended March 31:

Three months ended March 31, 2011	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$42,389,402	$-	$-	$-	$42,389,402
Inter-segment sales	-	-	-	-	-
Net sales	42,389,402	$-	$-	$-	42,389,402

Results
Operating earnings / (loss)	1,216,229	-	(100,460)	-	1,115,769

Interest revenue	5,210	-	-	-	5,210

Interest expense	(320,002)	-	-	-	(320,002)

Other income	158,742	-	-	-	158,742

Profit before income taxes					959,719

Provision for income tax	(14,503)	-	-		(14,503)

Net earnings					945,216

Three months ended March 31, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$24,023,853	$98	$-	$-	$24,023,951
Inter-segment sales	-	-	-	-	-
Net sales	24,023,853	$98	$-	$-	24,023,951

Results
Operating loss	(96,264)	(2,589)	(270,839)	-	(369,692)

Interest revenue	2,771	-	-	-	2,771

Interest expense	(209,415)	-	-	-	(209,415)

Other income	737,703	569	-	-	738,272

Profit before income taxes					161,936

Provision for income tax	9,162	-	-	-	9,162

Net earnings					171,098

	Vehicles	Fashion Apparel	Corporate	Consolidated
2011
Total assets	$65,460,004	$456	$150	$65,460,610
Depreciation and amortization	469,076	-	-	469,076
Net capital expenditures	559,318	-	-	559,318

2010
Total assets	$54,425,332	$108,022	$717	$54,534,071
Depreciation and amortization	361,182	-	-	361,182
Net capital expenditures	44,731	-	-	44,731

Geographic Information

No segment information is provided as the Company only has one geographical segment.  The Company’s reportable business segments are Vehicle and Fashion Apparel, which operations are located in the People's Republic of China (including Mainland China, Hong Kong and Macau). Sales were predominately made to customers located in the People's Republic of China (including Mainland China, Hong Kong and Macau).

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended March 31:

		Three months ended March 31,
	Notes	2011	2010
Sales to:
- Affiliates	(a)	$3,133	$7,003

Purchases from:
- Affiliates	(a)	5,209	-

Management fee paid to:
- Affiliates	(b)	127,667	90,374

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The transactions were carried out at terms agreed between both parties.

NOTE 13. SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through the date of this filing, which is the date the financial statements were issued.  During this period the Company did not have any material subsequent events that impacted our condensed consolidated financial statement.

[End of condensed consolidated financial statements.]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the SEC and other reports and public statements.  These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize.  Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (a) general economic conditions in the Hong Kong Special Administrative Region (“Hong Kong”), the Macau Special Administrative Region (“Macau”) and Mainland China; (b) regulatory factors in Hong Kong, Macau and Mainland China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) our exposure to foreign currency fluctuations, (f) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Financial Condition, Liquidity and Capital Resources;” (g) whether worldwide economic conditions or political instability will negatively affect the automobile retail industry in Hong Kong, Macau and Mainland China and other factors or conditions described in Item 1A – Risk Factors in Part I of our 2010 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Condensed Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

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

For the three months ended March 31, 2010 and 2011, our new vehicles sales increased approximately $12.7 million or 67.4% from approximately $18.8 million to approximately $31.5 million, while the number of new vehicles sold increased 37.7% for the same period.  Used vehicles sales increased approximately $4.5 million or 157.5% from approximately $2.8 million for the three months ended March 31, 2010 to approximately $7.3 million over the same period of 2011.  The number of used vehicles sold increased by 84.2% over the same period in 2010.

In addition, for the three months ended March 31, 2010 and 2011, we had gross revenues from maintenance repair services and the sale of automobile parts of $2.4 million and $3.6 million, respectively.

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

We believe that we have a strong brand mix of attractive automobiles to sell.  Given the exclusive nature and extremely limited production of Ferrari and Maserati automobiles, our customers are willing to place material deposits in advance in order to secure their new cars.  As of March 31, 2011, we had received customer deposits of approximately $24,827,000.  We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price.  We retain no credit risk.  Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability.  The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix.  The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service.  Due to the current demand for new vehicles we expect our overall gross profit margin to increase.  We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits.  Operating results are generally subject to changes in the economic environment and seasonal variations.  We tend to generate more revenue and operating income in the second half of the calendar year than the first half.  Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things.  For the three months ended March 31, 2011 our sales and revenue have increased as a reflection of the improvement in the economy in our markets.  As a result of the improved economy in our markets, our used vehicles and parts and service business have also grown substantially.

Our sales outlook for the balance of 2011 is optimistic inasmuch as we have significant orders on hand for new Ferrari and Maserati automobiles.  No assurance can be given, however, that such sales will be completed.  We do not rely upon special incentives in the sale of new or used vehicles, but depend upon the unique and exclusive nature of Ferrari and Maserati automobiles and their appeal to high-income consumers.

 RESULTS OF OPERATIONS

Three Months Ended March 31

Results of operations - comparison of three months ended March 31, 2011 to three months ended March 31, 2010:

SALES

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$31.5M	74.3%	$18.8M	78.4%
Used vehicles	$7.3M	17.2%	$2.8M	11.6%
Parts and services and others	$3.6M	8.5%	$2.4M	10%
Total	$42.4M	100%	$24M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the three months ended March 31, 2011 increased by approximately $18.4 million or 76.7% to approximately $42.4 million, compared with approximately $24 million over the same period of 2010.  The increase was primarily attributable to increased sales of new and used vehicles.

New vehicles sales increased approximately $12.7 or 67.6% from approximately $18.8 million in the first three months of 2010 to approximately $31.5 million in the same period of 2011, while the number of new vehicles sold increased 37.7% for the same period.  Used vehicles sales increased approximately $4.5 million or 161% from approximately $2.8 million in the first three months of 2010 to approximately $7.3 million for the same period in 2011, while the quantity of used vehicles sold increased 84.2% for the same period.

Parts and services sales for the three months ended March 31, 2011 increased by approximately $1.2 million, or 50%, to approximately $3.6 million compared with approximately $2.4 million for the same period of 2010.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the three months ended March 31, 2011 increased to approximately $36.6 million from approximately $20.1 million for the same period of 2010, a $16.5 million or 82.1% increase, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended March 31, 2011 decreased by 2.6% to 13.7% from 16.3% in the same period of 2010.  Gross profit increased by approximately $1.9 million from approximately $3.9 million in the 2010 period to approximately $5.8 million for the three months ended March 31, 2011.

Gross profit margin on sales of new vehicles for the three months ended March 31, 2011 increased by 2.1% to 10.2% from 8.1% for the same period of 2010.  Gross profit on sales of new vehicles increased by approximately $1.7 million, or 112%, from approximately $1.5 million in the same period of 2010 to approximately $3.2 million for the three months ended March 31, 2011.

Gross profit margin on sales of used vehicles for the three months ended March 31, 2011 decreased by 3.8% to 3.2% from 7% for the same period of 20010.  Gross profit on sales of used vehicles increased by approximately $37,000 from approximately $197,000 for the same period of 2010 to approximately $234,000 for the three months ended March 31, 2011.

The increase in gross profit was mainly attributable to increased sales of new and used vehicles and parts and services which were positively impacted by the improvement in the economy in our markets and improvements in our capacity to service vehicles efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “SG&A” expenses includes salaries and related staffing expenses, facilities rent, rates and building management fees, legal, accounting and  professional services fees, general corporate expenses and marketing expenses.

SG&A for the three months ended March 31, 2011 was approximately $4.7 million, compared to approximately $4.3 million for the same period of 2010. The approximate $0.4 million increase in SG&A expenses was primarily due to increased rental expenses.

Our rent, rates and building management fees increased from approximately $0.9 million for the three months ended March 31, 2010 to $1.2 million for the same period of 2011.

OTHER INCOME, NET

Other expenses for the three months ended March 31, 2011 increased to approximately $156,000 compared to other income of approximately $532,000 for the same period of 2010, a total increase of $688,000. The increase was primarily due to a decrease in other operating income. Other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income decreased from $741,000 for the three months ended March 31, 2010 to $164,000 for the same period of 2011 and was mainly due to decreased commission income of $392,000 for the three months ended March 31, 2010 to approximately $127,000 for the same period of 2011.  Interest expenses and other finance costs increased from approximately $209,000 for the three months ended March 31, 2010 to approximately $320,000 for the same period of 2011.

NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses increased to approximately $15,000 in the first three months of 2011 from a tax credit of approximately $9,000 in the same period of 2010. The increase in tax expenses in 2011 was due to the improved result from the motor business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2010 and March 31, 2011, we had approximately $8.1 million and $4.2 million of cash and cash equivalents respectively, and approximately $13.7 million and $18.6 million of debt, respectively.  Debt at March 31, 2011 was approximately $18.3 million of short-term debt, comprised of approximately $7.7 million of bank borrowings, approximately $9.8 million in stocking loans, approximately $0.8 million of unsecured bank borrowings and approximately $0.3 million of long-term debt.  All of our stocking loans are provided by banks.  The long term debt represented unsecured bank borrowings which mature in 2012.  The increases in short-term debt have been used for general working capital purposes.

	2011	2010
	March 31	December 31
Total Debt	$18,572,846	$13,740,395
Less: Cash and cash Equivalents	4,236,509	8,109,615
Net Debt	$14,336,337	$5,630,780

Cash and cash equivalents at March 31, 2011 totaled approximately $4.2 million, with cash flows from financing activities of approximately $4.7 million.  At December 31, 2010, cash and cash equivalents totaled approximately $8.1 million, with cash flows from financing activities of approximately $75,000.  Cash balances were lower due to the cash flow used in the operating activities of approximately $7.1 million.  We have sufficient liquidity to meet currently anticipated needs, including capital expenditures and working capital requirements.

Included in our current liabilities at March 31, 2011 of approximately $24.8 million were non-refundable customer deposits.  Our long term liquidity needs are met through funds generated from our normal course of operations, including the deposits placed in advance by our customers in order to secure their new car orders.  These deposits are recorded as income upon delivery of the car to and acceptance of the car by the customer.

Several of our assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $0.5 million of current assets in excess of current liabilities at March 31, 2011 and $0.6 million of current liabilities in excess of current assets at December 31, 2010.  The increase in working capital was due to our increased sales.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilizing cash resources of approximately $7,118,000 for the three months ended March 31, 2011, compared to generating cash resources of approximately $1,762,000 for the same period in 2010, primarily as a net result of the following:

(i)
For the three months ended March 31, 2011, cash flow provided by sales net of operating expenses increased by approximately $875,000 to approximately $1,422,000.  The increase was primarily a result of the increase in sales of new and used vehicles.

(ii)
For the three months ended March 31, 2011, accounts receivable decreased by approximately $2,438,000, primarily due to the collection of receivables relating to the sales recognized during the last quarter of 2010.

(iii)
For the three months ended March 31, 2011, our inventory increased by approximately $6,923,000.  The increase was consistent with increased delivery from the manufacturers of new vehicles which is consistent with our business growth.

(iv)
For the three months ended March 31, 2011, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash outflow from operations of approximately $8,669,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2011, we expended net cash of approximately $1,454,000 in investing activities mainly for the acquisition of property and equipment to support the growth of our business and the increase in restricted cash.  For the three months ended March 31, 2010, we utilized approximately $40,000 for investing activities, mainly for acquisition of property and equipment to support the development of our vehicle sales business.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2011, we made new net drawdowns in borrowings amounting to approximately $4,599,000 and received approximately $61,000 in net advances from affiliates.  For the three months ended March 31, 2010, we repaid approximately $187,000 of our obligations owed on outstanding debt and received approximately $1,243,000 in net advances from affiliates.  The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chairman, Chief Executive Officer and President, is the common director of the Company and the affiliates. These advances are non-interest-bearing.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at March 31, 2011 by approximately $0.5 million, an increase of approximately $1.1 million from December 31, 2010.  The ratio of our current assets to our current liabilities was 1.01 to 1 at March 31, 2011 and 0.989 to 1 at December 31, 2010.  At March 31, 2011, our current assets of approximately $59,647,000 included approximately $23,241,000 in inventory that was funded by our operating cash flow and trade finance facilities, all of which are provided by banks and may include letters of credit, invoice financing, trust receipt loans and stocking loans.  Our current liabilities of approximately $59,203,000 include non-refundable customer deposits.  Given the exclusive nature and extremely limited production of Ferrari and Maserati cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $24,827,000.

SEASONALITY

Our business is modestly seasonal.  Our operations generally experience higher volumes of vehicle sales in the fourth quarter of each year, due in part to manufacturers’ production and delivery patterns.

CURRENCY CONVERSION AND FLUCTUATION IN FOREIGN EXCHANGE RATES

The value of Renminbi (“RMB”), the Hong Kong Dollar and the Macau Pataca against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable.

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

If the RMB were to increase in value against the U.S. dollar, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales.  On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations.  Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position.  For example, an appreciation of RMB against the U.S. or Hong Kong dollars would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes.  In addition, a strengthening of the U.S. dollar against the Hong Kong dollar or the Macau pataca, if it occurred, would adversely affect the value of our common stock.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers.  We periodically record a provision for bad debts based on our evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers.  The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition to the extent such information is available.   For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  The uncertainties associated with these methods, assumptions and estimates, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at March 31, 2011 was $50,395.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

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

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts and sales of fashion apparel.  Revenues from the following components are recognized as follows:

(i)	Sales of new and used vehicles are recognized when the vehicle’s title has passed to the customer.

(ii)	Sales of fashion apparel and accessories are recognized when the products have been delivered to and title has passed to the customer.

(iii)	Sales of vehicle parts are recognized when the parts have been delivered to the customer and title has passed.

(iv)	Vehicle maintenance and repair income is recognized when services are fully rendered.

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

Item 4.   Controls and Procedures.

Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to our Condensed Consolidated Financial Statements (Unaudited) as of March 31, 2011.

Addison-Davis Litigation

On or about December 1, 2009, we were made aware that the Company had been named as a co-defendant in a state court action,  Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  Formal service was effected on April 28, 2010.  In the action, the plaintiff, which is the former parent company of China Premium, alleges that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleges that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleges that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the plaintiff’s complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend.  The plaintiff then filed a second amended complaint on November 15, 2010.  In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting.  The Company filed a demurrer challenging all claims asserted against it in the second amended complaint.  Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action and the plaintiff has 60 days from such date to file a notice of appeal with the court.  The time for plaintiff to file a notice of appeal expired on May 9, 2011 and, as of May 11, 2011, the Company had not been served with such a notice and the court’s on-line docket did not reflect the filing of any such notice.  The Company continues to deny any alleged wrongdoing in connection with the claims asserted in the action and intends to vigorously defend those claims, including any appeal by the plaintiff of the court’s final judgment in the action or any other steps taken by the plaintiff to pursue the claims asserted against the Company in the action.  We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, with respect to any appeal or other steps taken by the plaintiff at this time or to estimate the amount or range of a possible loss.  However, an adverse result in the action could have a material adverse effect on our operations.

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

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 5, 2010, on March 1, 2010, in connection with the settlement of the Federal Court Action, Bern Noble agreed to return to us for cancellation 1,210,631 shares of common stock.  We also agreed to replace the shares with an equal number of new shares of common stock in consideration of services rendered to us in 2006 in connection with the closing of the Amended Share Exchange Agreement.  We delivered the replacement shares in nine monthly installments.  The shares were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

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

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.,
a Nevada corporation

Date: May 13, 2011	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary