Form 10-Q
period 2011-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2011-08-10
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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
Yes   ☐ No   ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on July 29, 2011 was 24,534,492.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,328,737	$8,109,615
Restricted cash	7,366,777	4,385,194
Trade receivables, net of provision	5,540,517	9,225,164
Inventory, net	23,661,467	16,404,070
Prepayments	698,687	956,252
Other current assets	7,464,224	4,014,367
Amounts due from affiliates	12,993,780	16,619,177
Total current assets	62,054,189	59,713,839
Property and equipment, net	5,565,236	6,047,164
Goodwill	39,562	39,562
TOTAL ASSETS	$67,658,987	$65,800,565

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$16,894,337	$13,330,946
Bills payable	-	428,416
Trade payables	7,767,613	9,783,248
Deposits received	25,876,641	23,832,490
Other current liabilities	5,377,194	5,257,169
Amounts due to affiliates	4,362,666	7,752,111
Total current liabilities	60,278,451	60,384,380
Long-term borrowing	138,312	409,449
TOTAL LIABILITIES	60,416,763	60,793,829

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,492 shares as at June 30, 2011; (24,534,491 shares as at December 31, 2010)	122,672	122,672
Additional paid-in-capital	4,113,055	4,113,055
Accumulated other comprehensive income	374,615	335,139
Accumulated deficit	(5,477,904)	(6,414,586)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(867,562)	(1,843,720)
Noncontrolling interests	8,109,786	6,850,456
TOTAL EQUITY	7,242,224	5,006,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,658,987	$65,800,565

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales:
New and used vehicles	$43,043,601	$33,317,866	$81,818,340	$54,962,174
Parts and services and others	4,538,765	3,068,839	8,153,428	5,448,384
Fashion apparel and accessories	-	-	-	98
Net sales	47,582,366	36,386,705	89,971,768	60,410,656

Cost of sales:
New and used vehicles	(38,278,536)	(30,599,945)	(73,597,158)	(50,042,691)
Parts and services and others	(1,853,338)	(1,542,846)	(3,105,868)	(2,238,442)
Fashion apparel and accessories	-	-	-	(582)
Total cost of sales	(40,131,874)	(32,142,791)	(76,703,026)	(52,281,715)

Gross profit:
New and used vehicles	4,765,065	2,717,921	8,221,182	4,919,483
Parts and services and others	2,685,427	1,525,993	5,047,560	3,209,942
Fashion apparel and accessories	-	-	-	(484)
Total gross profit	7,450,492	4,243,914	13,268,742	8,128,941

Selling, general and administrative expenses	(6,005,444)	(4,738,750)	(10,707,925)	(9,074,538)

Operating earnings / (loss)	1,445,048	(494,836)	2,560,817	(945,597)

Other income (expenses)
Interest expenses and other finance costs	(396,777)	(172,061)	(716,779)	(381,476)
Other income	292,737	272,964	456,689	1,095,076
Total other income / (expenses)	(104,040)	100,903	(260,090)	713,600

Earnings (loss) before income taxes	1,341,008	(393,933)	2,300,727	(231,997)

Provision for income taxes	(131,705)	(1,397)	(146,208)	7,765

Net earnings (loss) including noncontrolling interests	$1,209,303	$(395,330)	$2,154,519	$(224,232)

Net earnings / (loss) attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	524,761	(548,442)	936,682	(603,762)
Noncontrolling interests	684,542	153,112	1,217,837	379,530

	$1,209,303	$(395,330)	$2,154,519	$(224,232)

Earnings / (loss) per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$0.0214	$(0.0224)	$0.0382	$(0.0246)

Diluted	$0.0214	$(0.0224)	$0.0382	$(0.0246)

Weighted average number of common stock outstanding
Basic	24,534,492	24,534,491	24,534,492	24,534,491

Diluted	24,534,492	24,534,491	24,534,492	24,534,491

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2011	2010
Operating activities:
Net earnings/(loss) including noncontrolling interests	$2,154,519	$(224,232)
Adjustments to reconcile net earnings/(loss) to net cash (used in) / provided by operating activities
Depreciation and amortization	943,343	732,141
Disposal of property and equipment	(92,387)	-
Provision for bad debts written back	27,173	-
Provision for inventory	111,247	446,788
Other non-cash items	81,335	39,934
Changes in operating assets and liabilities:
Trade receivables	3,657,474	1,893,215
Other current assets and prepayments	(3,192,292)	(1,182,767)
Inventory	(7,368,644)	(1,437,460)
Trade payables	(2,015,635)	1,839,297
Other current liabilities and deposits received	2,164,176	2,675,792
Net cash (used in) / provided by operating activities	(3,529,691)	4,782,708

Investing activities:
Purchases of property and equipment	(1,280,474)	(1,395,387)
Proceeds from disposal of property and equipment	911,080	-
(Increase) /decrease in restricted cash	(2,981,583)	20,247
Net cash used in investing activities	(3,350,977)	(1,375,140)

Financing activities:
Advances from affiliates	235,952	1,626,064
Increase / (decrease) in borrowings and bills payable	2,863,838	(1,832,533)
Net cash provided by/(used in) financing activities	3,099,790	(206,469)

(Decrease) / increase in cash and cash equivalents	(3,780,878)	3,201,099

Cash and cash equivalents at beginning of the period	8,109,615	3,982,214

Cash and cash equivalents at end of the period	$4,328,737	$7,183,313

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$716,779	$381,476
Income taxes	146,208	(7,765)

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

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the six months ended June 30, 2011 and 2010, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not affect the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

Our Company’s business, assets and operations are currently focused on sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts in Hong Kong and Mainland China, and accordingly, are affected to a significant degree by any economic, political and legal developments in Hong Kong and Mainland China.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) clarifies the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of US GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year. The adoption of ASU 2011-02 does not have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.

NOTE 4.  LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months and six months ended June 30:

	Three months ended June, 30		Six months ended June, 30
	2011	2010	2011	2010
Numerator:
Net earnings / (loss) attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$524,761	$(548,442)	$936,682	$(603,762)

Denominator:
Weighted average common stock	24,534,492	24,534,491	24,534,492	24,534,491

Basic net earnings / (loss) per share	$0.0214	$(0.0224)	$0.0382	$(0.0246)

Diluted net earnings / (loss) per share	$0.0214	$(0.0224)	$0.0382	$(0.0246)

NOTE 5.  INVENTORY, NET

Inventory by major categories are summarized as follows:

	June 30,	December 31,
	2011	2010
New vehicles	$16,975,149	$9,485,313
Used vehicles	3,597,672	4,307,065
Parts, accessories and others	3,088,646	2,611,692
	$23,661,467	$16,404,070

Vehicles included in inventory of approximately $11,118,209 and $6,326,005 were pledged to secure the stocking loan and other loans outstanding as of June 30, 2011 and December 31, 2010, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company's borrowings are summarized as follows:

	June 30,	December 31,
	2011	2010

Bank borrowings	$5,719,891	$6,120,980
Stocking loans provided by banks	10,639,607	6,689,543
Unsecured bank borrowings	673,151	929,872
	17,032,649	13,740,395
Borrowings due after one year – unsecured bank borrowings	(138,312)	(409,449)
Short-term borrowings	$16,894,337	$13,330,946

Vehicles included in inventory of approximately $11,118,209 and $6,326,005 were pledged to secure the stocking loan and other loan outstanding as of June 30, 2011 and December 31, 2010, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	June 30,	December 31,
	2011	2010

Accruals	$3,707,956	$1,146,914
Other payables	1,669,238	4,110,255
	$5,377,194	$5,257,169

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2011, is 100,000,000 shares of common stock, par value $0.005.  At June 30, 2011, 24,534,492 shares of common stock were issued and outstanding.

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

Addison-Davis Litigation

On or about December 1, 2009, we were made aware that the Company had been named as a co-defendant in a state court action,  Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  Formal service was effected on April 28, 2010.  In the action, the plaintiff, which is the former parent company of China Premium, alleges that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleges that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleges that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the plaintiff’s complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend.  The plaintiff then filed a second amended complaint on November 15, 2010.  In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting.  The Company filed a demurrer challenging all claims asserted against it in the second amended complaint.  Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action.  Plaintiff had 60 days following service of the notice of entry of judgment to file a notice of appeal with the court.  That deadline passed without the Company being served with a timely notice of appeal.   As such, as to the Company, this action has been fully resolved in the Company’s favor.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and Mainland China. Minimum future rental payments required under non-cancellable operating leases in effect as of June 30, 2011 are as follows:

2011	$2,850,692
2012	4,525,265
2013	3,093,833
2014	2,710,282
2015	2,710,282
Later years	4,848,349
$20,738,703

Rent expense for the three months and six months ended June 30, 2011 and 2010 was $1,072,476 and $845,511, $2,133,325 and $1,637,018 respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2011. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of June 30, 2011, committed compensation to the executives and other key employees totalling approximately $91,198 (December 31, 2010: $222,523) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the six months ended June 30 are as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
At January 1, 2011	$(6,414,586)	$335,139	$6,850,456	$771,009
Net earnings	411,921	-	533,295	945,216
Translation adjustments	-	18,013	12,744	30,757
At March 31, 2011	$(6,002,665)	$353,152	$7,396,495	$1,746,982
Net earnings	524,761	-	684,542	1,209,303
Translation adjustments	-	21,463	28,749	50,212
At June30, 2011	$(5,477,904)	$374,615	$8,109,786	$3,006,497

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2010	$(6,428,091)	$244,371	$4,863,414	$(1,320,306)
Net earnings / (loss)	(55,320)	-	226,418	171,098
Translation adjustments	-	3,771	6,455	10,226
At March 31, 2010	$(6,483,411)	$248,142	$5,096,287	$(1,138,982)
Net earnings / (loss)	(548,442)	-	153,112	(395,330)
Translation adjustments	-	27,041	2,728	29,769
At June 30, 2010	$(7,031,853)	$275,183	$5,252,127	$(1,504,543)

(b) Condensed consolidated statement of comprehensive income (loss)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income/(loss) including noncontrolling interest	$1,209,303	$(395,330)	$2,154,519	$(224,232)
Other comprehensive income, net of tax:
Translation adjustments	50,212	29,769	80,969	39,995
Comprehensive income/(loss) including noncontrolling interest	1,259,515	(365,561)	2,235,488	(184,237)
Comprehensive (income)/loss attributable to noncontrolling interest:
Net income	(684,542)	(153,112)	(1,217,837)	(379,530)
Translation adjustments	(28,749)	(2,728)	(41,493)	(9,183)
Comprehensive income / (loss) attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$546,224	$(521,401)	$976,158	$(572,950)

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

The Fashion Apparel segment consists primarily of CPMM (Asia) Limited. The Fashion Apparel segment provides wholesale and retailing of fashion apparel. Information by industry segment is set forth below for the three months and six months ended June 30:

Three months ended June 30, 2011	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$47,582,366	$-	$-	$-	$47,582,366
Inter-segment sales	-	-	-	-	-
Net sales	47,582,366	$-	$-	$-	47,582,366

Results
Operating earnings / (loss)	1,577,984	-	(132,936)	-	1,445,048

Interest revenue	13,970	-	-	-	13,970

Interest expense	(396,777)	-	-	-	(396,777)

Other income	278,767	-	-	-	278,767

Profit before income taxes					1,341,008

Provision for income tax	(131,705)	-	-	-	(131,705)

Net earnings					1,209,303

Six months ended June 30, 2011	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$89,971,768	$-	$-	$-	$89,971,768
Inter-segment sales	-	-	-	-	-
Net sales	89,971,768	$-	$-	$-	89,971,768

Results
Operating earnings loss	2,794,213	-	(233,396)	-	2,560,817

Interest revenue	19,180	-	-	-	19,180

Interest expense	(716,779)	-	-	-	(716,779)

Other income	437,509	-	-	-	437,509

Profit before income taxes					2,300,727

Provision for income tax	(146,208)	-	-	-	(146,208)

Net earnings					2,154,519

Three months ended June 30, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$36,386,705	$-	$-	$-	$36,386,705
Inter-segment sales	-	-	-	-	-
Net sales	36,386,705	$-	$-	$-	36,386,705

Results
Operating earnings/(loss)	188,686	-	(683,522)	-	(494,836)

Interest revenue	3,107	-	-	-	3,107

Interest expense	(172,061)	-	-	-	(172,061)

Other income	268,605	1,252	-	-	269,857

Loss before income taxes					(393,933)

Provision for income tax	(1,397)	-	-	-	(1,397)

Net loss					(395,330)

Six months ended June 30, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$60,410,558	$98	$-	$-	$60,410,656
Inter-segment sales	-	-	-	-	-
Net sales	60,410,558	$98	$-	$-	60,410,656

Results
Operating earnings loss	24,631	(15,867)	(954,361)	-	(945,597)

Interest revenue	5,878	-	-	-	5,878

Interest expense	(381,476)	-	-	-	(381,476)

Other income	1,087,377	1,821	-	-	1,089,198

Loss before income taxes					(231,997)

Provision for income tax	7,765	-	-	-	7,765

Net loss					(224,232)

	Vehicles	Fashion Apparel	Corporate	Consolidated
2011
Total assets	$67,658,381	$456	$150	$67,658,987
Depreciation and amortization	943,343	-	-	943,343
Net capital expenditures	1,280,474	-	-	1,280,474

2010
Total assets	$52,258,393	$10,471	$1,469,417	$53,738,281
Depreciation and amortization	732,141	-	-	732,141
Net capital expenditures	1,395,387	-	-	1,395,635

Geographic Information

No segment information is provided as the Company only has one geographical segment.  The Company’s reportable business segments are Vehicle and Fashion Apparel, which operations are located in the People’s Republic of China (including Mainland China, Hong Kong and Macau). Sales were predominately made to customers located in the People’s Republic of China (including Mainland China, Hong Kong and Macau).

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and six months ended June 30:

		Three months ended June 30,		Six months ended June 30,
	Notes	2011	2010	2011	2010
Sales to:
- Affiliates	(a)	$-	$2,315	$3,135	$9,318

Purchases from:
- Affiliates	(a)	72,962	-	78,171	-

Management fee paid to:
- Affiliates	(b)	127,837	89,340	255,504	179,714

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The transactions were carried out at terms agreed between both parties.

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

For the six months ended June 30, 2010 and 2011, our new vehicles sales increased approximately $23.3 million or 52.7% from approximately $44.2 million to approximately $67.5 million, while the number of new vehicles sold increased 31.9% for the same period.  Used vehicles sales increased approximately $3.6 million or 33.3% from approximately $10.8 million for the six months ended June 30, 2010 to approximately $14.4 million over the same period of 2011.  The number of used vehicles sold increased by 10% over the same period in 2010.

In addition, for the six months ended June 30, 2010 and 2011, we had gross revenues from maintenance repair services and the sale of automobile parts of $5.4 million and $8.2 million, respectively.

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

We believe that we have a strong brand mix of attractive automobiles to sell.  Given the exclusive nature and extremely limited production of Ferrari and Maserati automobiles, our customers are willing to place material deposits in advance in order to secure their new cars.  As of June 30, 2011, we had received customer deposits of approximately $25,877,000.  We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price.  We retain no credit risk.  Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability.  The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix.  The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service.  Due to the current demand for new vehicles we expect our overall gross profit margin to increase.  We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits.  Operating results are generally subject to changes in the economic environment and seasonal variations.  We tend to generate more revenue and operating income in the second half of the calendar year than the first half.  Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things.  For the six months ended June 30, 2011 our sales and revenue have increased as a reflection of the improvement in the economy in our markets.  As a result of the improved economy in our markets, our used vehicles and parts and service business have also grown substantially.

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

 RESULTS OF OPERATIONS

Six Months Ended June 30

Results of operations - comparison of six months ended June 30, 2011 to six months ended June 30, 2010:

SALES

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$67.4M	74.9%	$44.2M	73.2%
Used vehicles	$14.4M	16%	$10.8M	17.9%
Parts and services and others	$8.2M	9.1%	$5.4M	8.9%
Total	$90.0M	100%	$60.4M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the six months ended June 30, 2011 increased by approximately $29.6 million or 49% to approximately $90 million, compared with approximately $60.4 million over the same period of 2010.  The increase was primarily attributable to increased sales of new and used vehicles.

New vehicles sales increased approximately $23.2 or 52.5% from approximately $44.2 million in the first half of 2010 to approximately $67.4 million in the same period of 2011, while the number of new vehicles sold increased 31.9% for the same period.  Used vehicles sales increased approximately $3.6 million or 33.3% from approximately $10.8 million in first half of 2010 to approximately $14.4 million for the same period in 2011, while the quantity of used vehicles sold increased 10% for the same period.

Parts and services sales for the first half of 2011 increased by approximately $2.8 million, or 51.9%, to approximately $8.2 million compared with approximately $5.4 million for the same period of 2010.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the six months ended June 30, 2011 increased to approximately $76.7 million from approximately $52.3 million for the same period of 2010, an increase of $24.4 million or 46.7%, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the six months ended June 30, 2011 increased by 1.2% to 14.7% from 13.5% in the same period of 2010.  Gross profit increased by approximately $5.2 million from approximately $8.1 million in the 2010 period to approximately $13.3 million for the six months ended June 30, 2011.

Gross profit margin on sales of new vehicles for the six months ended June 30, 2011 increased by 1.6% to 11.3% from 9.7% for the same period of 2010.  Gross profit on sales of new vehicles increased by approximately $3.3 million, or 76.7%, from approximately $4.3 million in the same period of 2010 to approximately $7.6 million for the six months ended June 30, 2011.

Gross profit margin on sales of used vehicles for the six months ended June 30, 2011 decreased by 1.7% to 4.1% from 5.8% for the same period of 2010.  Gross profit on sales of used vehicles decreased by approximately $28,000 from approximately $622,000 for the same period of 2010 to approximately $594,000 for the six months ended June 30, 2011.

The increase in gross profit was mainly attributable to increased sales of new and parts and services which were positively impacted by the improvement in the economy in our markets and improvements in our capacity to service vehicles efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “SG&A” expenses includes salaries and related staffing expenses, facilities rent, rates and building management fees, legal, accounting and  professional services fees, general corporate expenses and marketing expenses.

SG&A for the six months ended June 30, 2011 was approximately $10.7 million, compared to approximately $9 million for the same period of 2010. The approximate $1.7 million increase in SG&A expenses was primarily due to increased marketing expenses and rental expenses.

Our marketing expenses increased from approximately $0.6 million for the six months ended June 30, 2010 to $1.3 million for the same period of 2011. This was mainly due to expenditures relating to an event held in Hong Kong during June 2011 for the launch of a new Ferrari model “FF” along with several other promotion events held in the second quarter of 2011 in both Hong Kong and PRC, including the Ferrari California test drive days. Our rent, rates and building management fees increased from approximately $1.8 million for the six months ended June 30, 2010 to $2.2 million for the same period of 2011.

OTHER EXPENSES, NET

Other expenses for the six months ended June 30, 2011 increased to approximately $260,000 compared to other income of approximately $714,000 for the same period of 2010, a total increase of $974,000. The increase was primarily due to a decrease in other operating income and an increase in interest expenses and other finance costs. Other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income decreased from $1,095,000 for the six months ended June 30, 2010 to $457,000 for the same period of 2011 and was mainly due to decreased commission income and subsidies from supplier of $1,088,000 for the six months ended June 30, 2010 to approximately $270,000 for the same period of 2011. Interest expenses and other finance costs increased from approximately $381,000 for the six months ended June 30, 2010 to approximately $717,000 for the same period of 2011. This was mainly due to the expansion of the new vehicles trading business especially in the two PRC dealerships.

Three Months Ended June 30

Results of operations - comparison of three months ended June 30, 2011 to three months ended June 30, 2010:

SALES

	Three months ended June 30, 2011		Three months ended June 30, 2010
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$36M	75.6%	$25.4M	69.8%
Used vehicles	$7.1M	14.9%	$7.9M	21.8%
Parts and services and others	$4.5M	9.5%	$3.1M	8.4%
Total	$47.6M	100%	$36.4M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the three months ended June 30, 2011 increased by approximately $11.2 million or 30.8% to approximately $47.6 million, compared with approximately $36.4 million over the same period of 2010.  The increase was primarily attributable to increased sales of new vehicles.

New vehicles sales increased approximately $10.6 or 41.7% from approximately $25.4 million in the second quarter of 2010 to approximately $36 million in the same period of 2011, while the number of new vehicles sold increased 30.7% for the same period.  Used vehicles sales decreased approximately $0.8 million or 10.1% from approximately $7.9 million in second quarter of 2010 to approximately $7.1 million for the same period in 2011, while the quantity of used vehicles sold increased 24.4% for the same period.

Parts and services sales for the second quarter of 2011 increased by approximately $1.5 million, or 50%, to approximately $4.5 million compared with approximately $3 million for the same period of 2010.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the three months ended June 30, 2011 increased to approximately $40.1 million from approximately $32.1 million for the same period of 2010, an $8 million or 24.9% increase, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended June 30, 2011 increased by 4.1% to 15.7% from 11.6% in the same period of 2010.  Gross profit increased by approximately $3.3 million from approximately $4.2 million in the 2010 period to approximately $7.5 million for the three months ended June 30, 2011.

Gross profit margin on sales of new vehicles for the three months ended June 30, 2011 increased by 2.9% to 11.1% from 8.1% for the same period of 2010.  Gross profit on sales of new vehicles increased by approximately $2.1 million, or 77.8%, from approximately $2.7 million in the same period of 2010 to approximately $4.8 million for the three months ended June 30, 2011.

Gross profit margin on sales of used vehicles for the three months ended June 30, 2011 decreased by 0.3% to 5.1% from 5.4% for the same period of 2010.  Gross profit on sales of used vehicles decreased by approximately $65,000 from approximately $425,000 for the same period of 2010 to approximately $350,000 for the three months ended June 30, 2011.

The increase in gross profit was mainly attributable to increased sales of new and parts and services which were positively impacted by the improvement in the economy in our markets and improvements in our capacity to service vehicles efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “SG&A” expenses includes salaries and related staffing expenses, facilities rent, rates and building management fees, legal, accounting and  professional services fees, general corporate expenses and marketing expenses.

SG&A for the three months ended June 30, 2011 was approximately $6 million, compared to approximately $4.7 million for the same period of 2010. The approximate $1.3 million increase in SG&A expenses was primarily due to increased marketing expenses and rental expenses.

Our marketing expenses increased from approximately $0.3 million for the three months ended June 30, 2010 to $1.1 million for the same period of 2011. This was mainly due to expenditures relating to an event held in Hong Kong during June 2011 for the launch of a new Ferrari model “FF” along with several other promotion events held in the second quarter of 2011 in both Hong Kong and PRC, including the Ferrari California test drive days. Our rent, rates and building management fees increased from approximately $0.9 million for the three months ended June 30, 2010 to $1.1 million for the same period of 2011.

OTHER EXPENSES, NET

Other expenses for the three months ended June 30, 2011 increased to approximately $104,000 compared to other income of approximately $101,000 for the same period of 2010, a total increase of $205,000. The increase was primarily due to an increase in interest expenses and other finance costs. Interest expenses and other finance costs increased from approximately $172,000 for the three months ended June 30, 2010 to approximately $397,000 for the same period of 2011. This was mainly due to the expansion of the new vehicles trading business especially in the two PRC dealerships. Other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income increased from $273,000 for the three months ended June 30, 2010 to $293,000 for the same period of 2011.

NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses increased to approximately $146,000 in the first six months of 2011 from a tax credit of approximately $8,000 in the same period of 2010. The increase in tax expenses in 2011 was due to the improved result from the motor business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2010 and June 30, 2011, we had approximately $12.5 million and $11.7 million of cash and cash equivalents, restricted cash respectively, and approximately $13.7 million and $17 million of debt, respectively.  Debt at June 30, 2011 was approximately $16.9 million of short-term debt, comprised of approximately $5.7 million of bank borrowings, approximately $10.6 million in stocking loans, approximately $0.6 million of unsecured bank borrowings and approximately $0.1 million of long-term debt.  All of our stocking loans are provided by banks.  The long term debt represented unsecured bank borrowings which mature in 2012.  The increases in short-term debt have been used for general working capital purposes.

	2011	2010
	June 30	December 31
Total Debt	$17,032,649	$13,740,395
Less: Cash and cash equivalents, restricted cash	11,695,514	12,494,809
Net Debt	$5,337,135	$1,245,586

Cash and cash equivalents, restricted cash at June 30, 2011 totaled approximately $11.7 million, with cash flows from financing activities of approximately $3.1 million.  At December 31, 2010, cash and cash equivalents, restricted cash totaled approximately $12.5 million, with cash flows from financing activities of approximately $75,000.  Cash balances were lower due to the cash flow used in the operating activities of approximately $3.5 million.  We have sufficient liquidity to meet currently anticipated needs, including capital expenditures and working capital requirements.

Included in our current liabilities at June 30, 2011 of approximately $25.9 million were non-refundable customer deposits.  Our long term liquidity needs are met through funds generated from our normal course of operations, including the deposits placed in advance by our customers in order to secure their new car orders.  These deposits are recorded as income upon delivery of the car to and acceptance of the car by the customer.

Several of our assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $1.7 million of current assets in excess of current liabilities at June 30, 2011 and $0.6 million of current liabilities in excess of current assets at December 31, 2010.  The increase in working capital was due to our increased sales.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilizing cash resources of approximately $3,530,000 for the six months ended June 30, 2011, compared to generating cash resources of approximately $4,783,000 for the same period in 2010, primarily as a net result of the following:

(i)
For the six months ended June 30, 2011, cash flow provided by sales net of operating expenses increased by approximately $2,092,000 to approximately $3,087,000.  The increase was primarily a result of the increase in sales of new and used vehicles.

(ii)	For the six months ended June 30, 2011, accounts receivable decreased by approximately $3,685,000, primarily due to the collection of receivables relating to the sales recognized in previous quarter.

(iii)
For the six months ended June 30, 2011, our inventory increased by approximately $7,257,000.  The increase was consistent with increased delivery from the manufacturers of new vehicles which is consistent with our business growth.

(iv)
For the six months ended June 30, 2011, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash outflow from operations of approximately $6,617,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2011, we expended net cash of approximately $3,351,000 in investing activities mainly for the acquisition of property and equipment to support the growth of our business and the increase in restricted cash.  For the six months ended June 30, 2010, we utilized approximately $1,375,000 for investing activities, mainly for acquisition of property and equipment to support the development of our vehicle sales business.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2011, we made new net drawdowns in borrowings amounting to approximately $2,864,000 and received approximately $234,000 in net advances from affiliates.  For the six months ended June 30, 2010, we repaid approximately $1,833,000 of our obligations owed on outstanding debt and received approximately $1,626,000 in net advances from affiliates.  The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chairman, Chief Executive Officer and President, is the common director of the Company and the affiliates. These advances are non-interest-bearing.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at June 30, 2011 by approximately $1.8 million, an increase of approximately $2.5 million from December 31, 2010.  The ratio of our current assets to our current liabilities was 1.03 to 1 at June 30, 2011 and 0.989 to 1 at December 31, 2010.  At June 30, 2011, our current assets of approximately $62,054,000 included approximately $23,661,000 in inventory that was funded by our operating cash flow and trade finance facilities, all of which are provided by banks and may include letters of credit, invoice financing, trust receipt loans and stocking loans.  Our current liabilities of approximately $60,278,000 include non-refundable customer deposits.  Given the exclusive nature and extremely limited production of Ferrari and Maserati cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $25,877,000.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers.  We periodically record a provision for bad debts based on our evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers.  The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition to the extent such information is available.   For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  The uncertainties associated with these methods, assumptions and estimates, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at June 30, 2011 was $33,142.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

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

Item 4.   Controls and Procedures.

Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to our Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2011.

Addison-Davis Litigation

On or about December 1, 2009, we were made aware that the Company had been named as a co-defendant in a state court action,  Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  Formal service was effected on April 28, 2010.  In the action, the plaintiff, which is the former parent company of China Premium, alleges that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleges that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleges that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the plaintiff’s complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend.  The plaintiff then filed a second amended complaint on November 15, 2010.  In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting.  The Company filed a demurrer challenging all claims asserted against it in the second amended complaint.  Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action.  Plaintiff had 60 days following service of the notice of entry of judgment to file a notice of appeal with the court.  That deadline passed without the Company being served with a timely notice of appeal.   As such, as to the Company, this action has been fully resolved in the Company’s favor.

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

101+
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 10, 2011 formatted in Extensible Business Reporting Language (XBRL):
(i)          Condensed Consolidated Balance Sheets (Unaudited)
(ii)         Condensed Consolidated Statements of Operations (Unaudited)
(iii)        Condensed Consolidated Statements of Cash Flows (Unaudited)
(iv)        Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.,
a Nevada corporation

Date: August 10, 2011	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: August 10, 2011	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary