Form 10-Q
period 2011-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2011-11-15
CIK 1309346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

(+852) 2954-2469
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
Yes   ☐ No   ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on November 4, 2011 was 24,534,492.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$650,214	$8,109,615
Restricted cash	8,378,435	4,385,194
Trade receivables, net of provision	6,052,890	9,225,164
Inventory, net	25,138,626	16,404,070
Prepayments	579,522	956,252
Other current assets	5,877,089	4,014,367
Amounts due from affiliates	11,550,881	16,619,177
Total current assets	58,227,657	59,713,839
Property and equipment, net	6,121,191	6,047,164
Goodwill	39,511	39,562
TOTAL ASSETS	$64,388,359	$65,800,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$21,324,028	$13,330,946
Bills payable	-	428,416
Trade payables	4,813,192	9,783,248
Deposits received	24,910,839	23,832,490
Other current liabilities	3,302,396	5,257,169
Amounts due to affiliates	3,884,620	7,752,111
Total current liabilities	58,235,075	60,384,380
Long-term borrowing	-	409,449
TOTAL LIABILITIES	58,235,075	60,793,829

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,492 shares as at September 30, 2011; (24,534,491 shares as at December 31, 2010)	122,672	122,672
Additional paid-in-capital	4,113,055	4,113,055
Accumulated other comprehensive income	397,415	335,139
Accumulated deficit	(6,095,788)	(6,414,586)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ DEFICIT	(1,462,646)	(1,843,720)
Noncontrolling interests	7,615,930	6,850,456
TOTAL EQUITY	6,153,284	5,006,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,388,359	$65,800,565

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales:
New and used vehicles	$43,167,423	$34,494,909	$124,985,763	$89,457,083
Parts and services and others	3,410,320	2,885,791	11,563,748	8,334,175
Fashion apparel and accessories	-	-	-	98
Net sales	46,577,743	37,380,700	136,549,511	97,791,356

Cost of sales:
New and used vehicles	(39,393,254)	(30,847,952)	(112,990,412)	(80,890,643)
Parts and services and others	(1,320,063)	(1,031,327)	(4,425,931)	(3,269,769)
Fashion apparel and accessories	-	-	-	(582)
Total cost of sales	(40,713,317)	(31,879,279)	(117,416,343)	(84,160,994)

Gross profit:
New and used vehicles	3,774,169	3,646,957	11,995,351	8,566,440
Parts and services and others	2,090,257	1,854,464	7,137,817	5,064,406
Fashion apparel and accessories	-	-	-	(484)
Total gross profit	5,864,426	5,501,421	19,133,168	13,630,362

Selling, general and administrative expenses	(6,994,878)	(5,210,646)	(17,702,803)	(14,285,184)

Operating (loss) / earnings	(1,130,452)	290,775	1,430,365	(654,822)

Other income (expenses)
Interest expenses and other finance costs	(373,318)	(243,879)	(1,090,097)	(625,355)
Other (expenses) / income	335,995	235,366	792,684	1,330,442
Total other income / (expenses)	(37,323)	(8,513)	(297,413)	705,087

Earnings (loss) before income taxes	(1,167,775)	282,262	1,132,952	50,265

Provision for income taxes	43,622	1,777	(102,586)	9,542

Net (loss) earnings including noncontrolling interests	$(1,124,153)	$284,039	$1,030,366	$59,807

Net earnings / (loss) attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	(617,884)	(464)	318,798	(604,226)
Noncontrolling interests	(506,269)	284,503	711,568	664,033

	$(1,124,153)	$284,039	$1,030,366	$59,807

Earnings / (loss) per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$(0.02518)	$(0.00002)	$0.01299	$(0.02463)

Diluted	$(0.02518)	$(0.00002)	$0.01299	$(0.02463)

Weighted average number of common stock outstanding
Basic	24,534,492	24,534,491	24,534,492	24,534,491

Diluted	24,534,492	24,534,491	24,534,492	24,534,491

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net earnings including noncontrolling interests	$1,030,366	$59,807
Adjustments to reconcile net earnings to net cash (used in) / provided by operating activities
Depreciation and amortization	1,480,581	1,161,756
Disposal of property and equipment	(92,348)	9,971
Provision for bad debts written back	7,127	-
Provision for inventory	142,032	467,373
Other non-cash items	124,217	55,345
Changes in operating assets and liabilities:
Trade receivables	3,165,147	2,170,921
Other current assets and prepayments	(1,485,992)	(2,461,797)
Inventory	(8,876,588)	(2,136,689)
Trade payables	(4,970,056)	1,608,435
Other current liabilities and deposits received	(876,424)	442,890
Net cash (used in) / provided by operating activities	(10,351,938)	1,378,012

Investing activities:
Purchases of property and equipment	(2,380,938)	(2,525,527)
Proceeds from disposal of property and equipment	910,694	1,834
(Increase) /decrease in restricted cash	(3,993,241)	312
Net cash used in investing activities	(5,463,485)	(2,523,381)

Financing activities:
Advances from affiliates	1,200,805	2,388,066
Increase / (decrease) in borrowings and bills payable	7,155,217	(1,794,682)
Net cash provided by financing activities	8,356,022	593,384

Decrease in cash and cash equivalents	(7,459,401)	(551,985)

Cash and cash equivalents at beginning of the period	8,109,615	3,982,214

Cash and cash equivalents at end of the period	$650,214	$3,430,229

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$1,090,097	$625,355
Income taxes	102,586	(9,542)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by the ownership of the majority voting interest or by the power to control. For those consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as non-controlling. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Segment reporting

The Company determines and classifies its operating segments in accordance with Accounting Standard Codification (“ASC”) 280 Segment Reporting (“ASC 280”).  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  The Company’s reportable segments are:  (i) motor vehicles retailing, which includes sales of new and used vehicles and provision of vehicle maintenance and repair services and sales of vehicle parts; and (ii) fashion apparel retailing, which includes sales of fashion apparel and accessories.

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

NOTE 2.  CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the nine months ended September 30, 2011 and 2010, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 4.  LOSS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months and nine months ended September 30:

	Three months ended September, 30		Nine months ended September, 30
	2011	2010	2011	2010
Numerator:
Net (loss) /earnings attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(617,884)	$(464)	$318,798	$(604,226)

Denominator:
Weighted average common stock	24,534,492	24,534,491	24,534,492	24,534,491

Basic net (loss) / earnings per share	$(0.02518)	$(0.00002)	$0.01299	$(0.02463)

Diluted net (loss) /earnings per share	$(0.02518)	$(0.00002)	$0.01299	$(0.02463)

NOTE 5.  INVENTORY, NET

Inventory by major categories is summarized as follows:

	September 30,	December 31,
	2011	2010
New vehicles	$18,232,523	$9,485,313
Used vehicles	3,667,478	4,307,065
Parts, accessories and others	3,238,625	2,611,692
	$25,138,626	$16,404,070

Vehicles included in inventory of approximately $10,194,956 and $6,326,005 were pledged to secure the stocking loan and other loans outstanding as of September 30, 2011 and December 31, 2010, respectively (See Note 6).

NOTE 6.  BORROWINGS

The Company's borrowings are summarized as follows:

	September 30,	December 31,
	2011	2010

Bank borrowings	$8,475,896	$6,120,980
Stocking loans provided by banks	12,306,583	6,689,543
Unsecured bank borrowings	541,549	929,872
	21,324,028	13,740,395
Borrowings due after one year – unsecured bank borrowings	-	(409,449)
Short-term borrowings	$21,324,028	$13,330,946

Vehicles included in inventory of approximately $10,194,956 and $6,326,005 were pledged to secure the stocking loan and other loan outstanding as of September 30, 2011 and December 31, 2010, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	September 30,	December 31,
	2011	2010

Accruals	$2,103,776	$1,146,914
Other payables	1,198,620	4,110,255
	$3,302,396	$5,257,169

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2011, is 100,000,000 shares of common stock, par value $0.005.  At September 30, 2011, 24,534,492 shares of common stock were issued and outstanding.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and Mainland China. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2011 are as follows:

2011	$1,317,446
2012	4,533,520
2013	3,094,223
2014	2,709,516
2015	2,709,516
Later years	4,846,979
$19,211,200

Rent expense for the three months and nine months ended September 30, 2011 and 2010 was $1,286,808 and $966,058, 3,420,133 and $2,603,076 respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2011. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions.  As of September 30, 2011, committed compensation to the executives and other key employees totalling approximately $25,535 (December 31, 2010: $222,523) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the nine months ended September 30 is as follows:

	China Premium Lifestyle Enterprise, Inc. common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
At January 1, 2011	$(6,414,586)	$335,139	$6,850,456	$771,009
Net earnings	411,921	-	533,295	945,216
Translation adjustments	-	18,013	12,744	30,757
At March 31, 2011	$(6,002,665)	$353,152	$7,396,495	$1,746,982
Net earnings	524,761	-	684,542	1,209,303
Translation adjustments	-	21,463	28,749	50,212
At June 30, 2011	$(5,477,904)	$374,615	$8,109,786	$3,006,497
Net loss	(617,884)	-	(506,269)	(1,124,153)
Translation adjustments	-	22,800	12,413	35,213
At September 30, 2011	$(6,095,788)	$397,415	$7,615,930	$1,917,557

	China Premium Lifestyle Enterprise, Inc. common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2010	$(6,428,091)	$244,371	$4,863,414	$(1,320,306)
Net earnings / (loss)	(55,320)	-	226,418	171,098
Translation adjustments	-	3,771	6,455	10,226
At March 31, 2010	$(6,483,411)	$248,142	$5,096,287	$(1,138,982)
Net earnings / (loss)	(548,442)	-	153,112	(395,330)
Translation adjustments	-	27,041	2,728	29,769
At June 30, 2010	$(7,031,853)	$275,183	$5,252,127	$(1,504,543)
Net earnings / (loss)	(464)	-	284,503	284,039
Translation adjustments	-	10,144	47,728	57,872
At September 30, 2010	$(7,032,317)	$285,327	$5,584,358	$(1,162,632)

(b) Condensed consolidated statement of comprehensive income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net (loss)/income including noncontrolling interest	$(1,124,153)	$284,039	$1,030,366	$59,807
Other comprehensive income, net of tax:
Translation adjustments	35,213	57,872	116,182	97,867
Comprehensive income/(loss) including noncontrolling interest	(1,088,940)	341,911	1,146,548	157,674
Comprehensive (income)/loss attributable to noncontrolling interest:
Net income	506,269	(284,503)	(711,568)	(664,033)
Translation adjustments	(12,413)	(47,728)	(53,906)	(56,911)
Comprehensive income / (loss) attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(595,084)	$9,680	$381,074	$(563,270)

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

Information by industry segment is set forth below for the three months and nine months ended September 30:

Three months ended September 30, 2011	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$46,577,743	$-	$-	$-	$46,577,743
Inter-segment sales	-	-	-	-	-
Net sales	46,577,743	$-	$-	$-	46,577,743

Results
Operating loss	(998,983)	-	(131,469)	-	(1,130,452)

Interest revenue	13,453	-	-	-	13,453

Interest expense	(373,318)	-	-	-	(373,318)

Other income	322,542	-	-	-	322,542

Profit before income taxes					(1,167,775)

Provision for income tax	43,622	-	-		43,622

Net earnings					(1,124,153)

Nine months ended September 30, 2011	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$136,549,511	$-	$-	$-	$136,549,511
Inter-segment sales	-	-	-	-	-
Net sales	136,549,511	$-	$-	$-	136,549,511

Results
Operating earnings / (loss)	1,795,230	-	(364,865)	-	1,430,365

Interest revenue	32,633	-	-	-	32,633

Interest expense	(1,090,097)	-	-	-	(1,090,097)

Other income	760,051	-	-	-	760,051

Profit before income taxes					1,132,952

Provision for income tax	(102,586)	-	-	-	(102,586)

Net earnings					1,030,366

Three months ended September 30, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$37,380,700	$-	$-	$-	$37,380,700
Inter-segment sales	-	-	-	-	-
Net sales	37,380,700	$-	$-	$-	37,380,700

Results
Operating earnings / (loss)	564,595	-	(273,820)	-	290,775

Interest revenue	2,801	-	-	-	2,801

Interest expense	(243,879)	-	-	-	(243,879)

Other income	232,565	-	-	-	232,565

Profit before income taxes					282,262

Provision for income tax	1,777	-	-	-	1,777

Net earnings					284,039

Nine months ended September 30, 2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$97,791,258	$98	$-	$-	$97,791,356
Inter-segment sales	-	-	-	-	-
Net sales	97,791,258	$98	$-	$-	97,791,356

Results
Operating earnings / (loss)	589,226	(15,867)	(1,228,181)	-	(654,822)

Interest revenue	8,679	-	-	-	8,679

Interest expense	(625,355)	-	-	-	(625,355)

Other income	1,321,763	-	-	-	1,321,763

Profit before income taxes					50,265

Provision for income tax	9,542	-	-	-	9,542

Net earnings					59,807

	Vehicles	Fashion Apparel	Corporate	Consolidated
2011
Total assets	$64,387,753	$456	$150	$64,388,359
Depreciation and amortization	1,480,581	-	-	1,480,581
Net capital expenditures	2,380,938	-	-	2,380,938

2010
Total assets	$52,845,828	$2,584,767	$10,518	$55,441,113
Depreciation and amortization	1,161,756	-	-	1,161,756
Net capital expenditures	2,525,527	-	-	2,525,527

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

NOTE 12.  RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and nine months ended September 30:

		Three months ended September 30,		Nine months ended September 30,
	Notes	2011	2010	2011	2010
Sales to:
- Affiliates	(a)	$6,070	$2,456	$9,205	$11,774

Purchases from:
- Affiliates	(a)	78,563	784	156,734	784

Management fee paid to:
- Affiliates	(b)	127,644	89,268	383,148	268,982

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The transactions were carried out at terms agreed between both parties.

NOTE 13. SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events and transactions through the date of this filing, which is the date the financial statements were issued.  During this period the Company did not have any material subsequent events that impacted our condensed consolidated financial statements.

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

For the nine months ended September 30, 2010 and 2011, our new vehicles sales increased approximately $33 million or 45.1% from approximately $73 million to approximately $106 million, while the number of new vehicles sold increased 27.2% for the same period.  Used vehicles sales increased approximately $2.5 million or 15.1% from approximately $16.5 million for the nine months ended September 30, 2010 to approximately $19 million over the same period of 2011.  The number of used vehicles sold decreased by 4.3% over the same period in 2010.

In addition, for the nine months ended September 30, 2010 and 2011, we had gross revenues from maintenance repair services and the sale of automobile parts of $8.3 million and $11.6 million, respectively.

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

We believe that we have a strong brand mix of attractive automobiles to sell.  Given the exclusive nature and extremely limited production of Ferrari and Maserati automobiles, our customers are willing to place material deposits in advance in order to secure their new cars.  As of September 30, 2011, we had received customer deposits of approximately $24,911,000.  We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price.  We retain no credit risk.  Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability.  The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix.  The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service.  Due to the current demand for new vehicles we expect our overall gross profit margin to increase.  We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits.  Operating results are generally subject to changes in the economic environment and seasonal variations.  We tend to generate more revenue and operating income in the second half of the calendar year than the first half.  Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things.  For the nine months ended September 30, 2011 our sales and revenue have increased as a reflection of the improvement in the economy in our markets.  As a result of the improved economy in our markets, our used vehicles and parts and service business have also grown substantially.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30

Results of operations - comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010:

SALES

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$106M	77.7%	$73M	74.6%
Used vehicles	$19M	13.9%	$16.5M	16.9%
Parts and services and others	$11.5M	8.4%	$8.3M	8.5%
Total	$136.5M	100%	$97.8M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the nine months ended September 30, 2011 increased by approximately $38.7 million or 40% to approximately $136.5 million, compared with approximately $97.8 million over the same period of 2010.  The increase was primarily attributable to increased sales of new and used vehicles.

New vehicles sales increased approximately $33 or 45.2% from approximately $73 million in the first nine months of 2010 to approximately $106 million in the same period of 2011, while the number of new vehicles sold increased 27.2% for the same period.  Used vehicles sales increased approximately $2.5 million or 15.2% from approximately $16.5 million in first nine month of 2010 to approximately $19 million for the same period in 2011, while the quantity of used vehicles sold decreased 4.3% for the same period.

Parts and services sales for the first nine month of 2011 increased by approximately $3.2 million, or 38.6%, to approximately $11.5 million compared with approximately $8.3 million for the same period of 2010.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the nine months ended September 30, 2011 increased to approximately $117.4 million from approximately $84.2 million for the same period of 2010, an increase of $33.2 million or 39.4%, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the nine months ended September 30, 2011 increased by 0.1% to 14% from 13.9% in the same period of 2010.  Gross profit increased by approximately $5.5 million from approximately $13.6 million in the 2010 period to approximately $19.1 million for the nine months ended September 30, 2011.

Gross profit margin on sales of new vehicles for the nine months ended September 30, 2011 increased by 0.2% to 10.8% from 10.6% for the same period of 2010.  Gross profit on sales of new vehicles increased by approximately $3.7 million, or 48.2%, from approximately $7.7 million in the same period of 2010 to approximately $11.4 million for the nine months ended September 30, 2011.

Gross profit margin on sales of used vehicles for the nine months ended September 30, 2011 decreased by 2.1% to 3% from 5.1% for the same period of 2010.  Gross profit on sales of used vehicles decreased by approximately $288,000 from approximately $856,000 for the same period of 2010 to approximately $568,000 for the nine months ended September 30, 2011.

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

SG&A for the nine months ended September 30, 2011 was approximately $17.7 million, compared to approximately $14.3 million for the same period of 2010. The approximate $3.4 million increase in SG&A expenses was primarily due to increased marketing expenses and rental expenses.

Our marketing expenses increased from approximately $1.2 million for the nine months ended September 30, 2010 to $3 million for the same period of 2011. This was mainly due to expenditures relating to an event held in Hong Kong during June 2011 for the launch of a new Ferrari model “FF” along with several other promotion events held in the second quarter of 2011 in both Hong Kong and PRC, including the Ferrari California test drive days. Our rent, rates and building management fees increased from approximately $2.8 million for the nine months ended September 30, 2010 to $3.5 million for the same period of 2011.

OTHER EXPENSES, NET

Other expenses for the nine months ended September 30, 2011 increased to approximately $297,000 compared to other income of approximately $705,000 for the same period of 2010, a total increase of $1,002,000. The increase was primarily due to a decrease in other operating income and an increase in interest expenses and other finance costs. Other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income decreased from $1,330,000 for the nine months ended September 30, 2010 to $793,000 for the same period of 2011 and was mainly due to decreased commission income, subsidies from supplier and forfeitures of sale deposits of $1,159,000 for the nine months ended September 30, 2010 to approximately $503,000 for the same period of 2011. Interest expenses and other finance costs increased from approximately $625,000 for the nine months ended September 30, 2010 to approximately $1,090,000 for the same period of 2011. This was mainly due to the expansion of the new vehicles trading business especially in the two PRC dealerships.

Three Months Ended September 30

Results of operations - comparison of three months ended September 30, 2011 to three months ended September 30, 2010:

SALES

	Three months ended September 30, 2011		Three months ended September 30, 2010
	Total Sales	% of Total Sales	Total Sales	% of Total Sales
Sales:
New vehicles	$38.5M	82.6%	$28.8M	77%
Used vehicles	$4.7M	10.1%	$5.7M	15.2%
Parts and services and others	$3.4M	7.3%	$2.9M	7.8%
Total	$46.6M	100%	$37.4M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the three months ended September 30, 2011 increased by approximately $9.2 million or 24.6% to approximately $46.6 million, compared with approximately $37.4 million over the same period of 2010.  The increase was primarily attributable to increased sales of new vehicles.

New vehicles sales increased approximately $9.7 or 33.7% from approximately $28.8 million in the third quarter of 2010 to approximately $38.5 million in the same period of 2011, while the number of new vehicles sold increased 17% for the same period.  Used vehicles sales decreased approximately $1 million or 17.5% from approximately $5.7 million in third quarter of 2010 to approximately $4.7 million for the same period in 2011, while the quantity of used vehicles sold decreased 29.4% for the same period.

Parts and services sales for the third quarter of 2011 increased by approximately $0.5 million, or 17.2%, to approximately $3.4 million compared with approximately $2.9 million for the same period of 2010.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari and Maserati cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the three months ended September 30, 2011 increased to approximately $40.7 million from approximately $31.9 million for the same period of 2010, an $8.8 million or 27.6% increase, which was relatively consistent with the increase in the Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended September 30, 2011 decreased by 2.1% to 12.6% from 14.7% in the same period of 2010.  Gross profit increased by approximately $0.4 million from approximately $5.5 million in the 2010 period to approximately $5.9 million for the three months ended September 30, 2011.

Gross profit margin on sales of new vehicles for the three months ended September 30, 2011 decreased by 1.9% to 9.9% from 11.8% for the same period of 2010.  Gross profit on sales of new vehicles increased by approximately $0.4 million, or 11.3%, from approximately $3.4 million in the same period of 2010 to approximately $3.8 million for the three months ended September 30, 2011.

Gross profit margin on sales of used vehicles for the three months ended September 30, 2011 decreased by 4.7% to negative 0.6% from 4.1% for the same period of 2010.  Gross profit on sales of used vehicles decreased by approximately $260,000 from approximately $234,000 for the same period of 2010 to approximately negative $26,000 for the three months ended September 30, 2011.

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

SG&A for the three months ended September 30, 2011 was approximately $7 million, compared to approximately $5.2 million for the same period of 2010. The approximate $1.8 million increase in SG&A expenses was primarily due to increased marketing expenses and rental expenses.

Our marketing expenses increased from approximately $0.6 million for the three months ended September 30, 2010 to $1.6 million for the same period of 2011. This was mainly due to several promotion events held in the third quarter of 2011 in both Hong Kong and PRC. Our rent, rates and building management fees increased from approximately $1 million for the three months ended September 30, 2010 to $1.4 million for the same period of 2011.

OTHER EXPENSES, NET

Other expenses for the three months ended September 30, 2011 increased to approximately $37,000 compared to approximately $9,000 for the same period of 2010, a total increase of $28,000. The increase was primarily due to an increase in interest expenses and other finance costs. Interest expenses and other finance costs increased from approximately $244,000 for the three months ended September 30, 2010 to approximately $373,000 for the same period of 2011. This was mainly due to the expansion of the new vehicles trading business especially in the two PRC dealerships. Other operating income was comprised of commission income, exchange gain and forfeitures of sales deposits.  Such income increased from $235,000 for the three months ended September 30, 2010 to $336,000 for the same period of 2011.

NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses increased to approximately $103,000 in the first nine months of 2011 from a tax credit of approximately $10,000 in the same period of 2010. The increase in tax expenses in 2011 was due to the improved result from the motor business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2010 and September 30, 2011, we had approximately $12.5 million and $9 million of cash and cash equivalents, restricted cash respectively, and approximately $13.7 million and $21.3 million of debt, respectively.  Debt at September 30, 2011 was approximately $21.3 million of short-term debt, comprised of approximately $8.5 million of bank borrowings, approximately $12.3 million in stocking loans and approximately $0.5 million of unsecured bank borrowings.  All of our stocking loans are provided by banks.  The increases in short-term debt have been used for general working capital purposes.

	2011	2010
	September 30	December 31
Total Debt	$21,324,028	$13,740,395
Less: Cash and cash Equivalents, Restricted cash	9,028,649	12,494,809
Net Debt	$12,295,379	$1,245,586

Cash and cash equivalents, restricted cash at September 30, 2011 totaled approximately $9 million, with cash flows from financing activities of approximately $8.4 million.  At December 31, 2010, cash and cash equivalents, restricted cash totaled approximately $12.5 million, with cash flows from financing activities of approximately $75,000.  Cash balances were lower due to the cash flow used in the operating activities of approximately $3.5 million.  We have sufficient liquidity to meet currently anticipated needs, including capital expenditures and working capital requirements.

Included in our current liabilities at September 30, 2011 of approximately $24.9 million were non-refundable customer deposits.  Our long term liquidity needs are met through funds generated from our normal course of operations, including the deposits placed in advance by our customers in order to secure their new car orders.  These deposits are recorded as income upon delivery of the car to and acceptance of the car by the customer.

Several of our assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $7,000 of current liabilities in excess of current assets at September 30, 2011 and $0.6 million of current liabilities in excess of current assets at December 31, 2010.  The increase in working capital was due to our increased sales.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilizing cash resources of approximately $10,352,000 for the nine months ended September 30, 2011, compared to generating cash resources of approximately $1,378,000 for the same period in 2010, primarily as a net result of the following:

(i)
For the nine months ended September 30, 2011, cash flow provided by sales net of operating expenses increased by approximately $998,000 to approximately $2,692,000.  The increase was primarily a result of the increase in sales of new and used vehicles.

(ii)
For the nine months ended September 30, 2011, accounts receivable decreased by approximately $3,165,000, primarily due to the collection of receivables relating to the sales recognized in previous quarter.

(iii)
For the nine months ended September 30, 2011, our inventory increased by approximately $8,877,000.  The increase was consistent with increased delivery from the manufacturers of new vehicles which is consistent with our business growth.

(iv)
For the nine months ended September 30, 2011, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash outflow from operations of approximately $13,044,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2011, we expended net cash of approximately $5,464,000 in investing activities mainly for the acquisition of property and equipment to support the growth of our business and the increase in restricted cash.  For the nine months ended September 30, 2010, we utilized approximately $2,523,000 for investing activities, mainly for acquisition of property and equipment to support the development of our vehicle sales business.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2011, we made new net drawdowns in borrowings amounting to approximately $7,155,000 and received approximately $1,201,000 in net advances from affiliates.  For the nine months ended September 30, 2010, we repaid approximately $1,795,000 of our obligations owed on outstanding debt and received approximately $2,388,000 in net advances from affiliates.  The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chairman, Chief Executive Officer and President, is the common director of the Company and the affiliates. These advances are non-interest-bearing.

WORKING CAPITAL REQUIREMENTS

Current liabilities exceeded current assets at September 30, 2011 by approximately $7,000 and $0.6 million of current liabilities in excess of current assets at December 31, 2011.  The ratio of our current assets to our current liabilities was 0.999 to 1 at September 30, 2011 and 0.989 to 1 at December 31, 2010.  At September 30, 2011, our current assets of approximately $58,228,000 included approximately $25,139,000 in inventory that was funded by our operating cash flow and trade finance facilities, all of which are provided by banks and may include letters of credit, invoice financing, trust receipt loans and stocking loans.  Our current liabilities of approximately $58,235,000 include non-refundable customer deposits.  Given the exclusive nature and extremely limited production of Ferrari and Maserati cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $24,911,000.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statements of operations for the six months ended September 30, 2011 and 2010, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers.  We periodically record a provision for bad debts based on our evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers.  The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition to the extent such information is available.   For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  The uncertainties associated with these methods, assumptions and estimates, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at September 30, 2011 was $13,078.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

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

Item 4.   Controls and Procedures.

Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to our Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2011.

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

101+(**)
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 formatted in Extensible Business Reporting Language (XBRL):
(i)           Condensed Consolidated Balance Sheets (Unaudited)
(ii)          Condensed Consolidated Statements of Operations (Unaudited)
(iii)         Condensed Consolidated Statements of Cash Flows (Unaudited)
(iv)         Notes to Condensed Consolidated Financial Statements

 (**)           Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this Report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.,
a Nevada corporation

Date: November 15, 2011	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: November 15, 2011	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary