Form 10-K
period 2011-12-31
China Premium Lifestyle Enterprise, Inc.
filed 2012-03-30
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2011, the last day of registrant’s most recently completed second fiscal quarter, was $346,669 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2012, 24,534,492 shares of the registrant’s common stock were issued and outstanding.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2011

A-1

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K for China Premium Lifestyle Enterprise, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe”, “plan”, “intend”, “estimate” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management depends on a number of risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties include: (a) general economic conditions in the Hong Kong Special Administrative Region (“Hong Kong”), the Macau Special Administrative Region (“Macau”) and the People’s Republic of China (“Mainland China”); (b) regulatory factors in Hong Kong, Macau and Mainland China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) our exposure to foreign currency fluctuations; (f) whether we are able to successfully fulfill our primary cash requirements which are explained below under “ Financial Condition, Liquidity and Capital Resources”; (g) whether worldwide economic conditions will negatively affect the automobile retail industry in Hong Kong, Macau and Mainland China, and (h) other factors or conditions described in Item 1A – Risk Factors in Part 1 of this Annual Report on Form 10-K. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

You should carefully review the risk factors described in this report and other documents we will file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q to be filed by us in our 2012 fiscal year, which runs from January 1, 2012 to December 31, 2012.

As used in this Form 10-K, unless the context requires otherwise, “we”, “us”, “OTCBB: CPLY” or the “Company” means China Premium Lifestyle Enterprise, Inc. and its subsidiaries, taken together as a whole.

A-2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW AND HISTORY

China Premium Lifestyle Enterprise, Inc. is in the business of the importation, distribution and sales of premium brand luxury products in Hong Kong, Macau, and Mainland China, (for the purposes of this report, “Mainland China” excludes Hong Kong, Macau and Taiwan). Currently, the Company’s main business is its 49% ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”). The business of Technorient and its subsidiaries consists mainly of the importation, sales and after-sales service of Italian Ferrari® and Maserati® branded cars and spare parts in Hong Kong, Macau and Mainland China. In 2008, through its wholly-owned subsidiary, CPMM (Asia) Limited (f/k/a Leader Mount Limited), a Hong Kong corporation (“CPMM Asia”), the Company began importing, distributing and selling premium brand apparel in Hong Kong, Macau, Mainland China and Taiwan. The apparel business was wound down in 2009.

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

History and Development

Technorient’s tradition of excellence with luxury sports automobiles extends back to the founding of German Motors Limited (“German Motors”) by Mr. Adamczyk in 1974 as a service center for high performance sports cars, including Ferrari®. After some years of development, and largely as a result of its record in high quality service and support for the auto racing industry in both Hong Kong and Macau, German Motors became the exclusive dealer for Ferrari® in Hong Kong and Macau in 1983. Technorient was formed in 1983, and in 1985 became the holding company for Auto Italia Limited (“Auto Italia”), German Motors, Italian Motors (Sales & Service) (“Italian Motors”), Italian Motors (Sales & Service) Limited (“IML”) and King Express Group Limited (“King Express”) (Auto Italia, German Motors, Italian Motors, IML and King Express are collectively referred to herein as the “Technorient Group”).

Auto Italia was established in Hong Kong on September 25, 1984 to trade cars and related accessories and provide car repair services. It was the exclusive importer and distributor for Lancia® and subsequently Fiat® automobiles in Hong Kong and Macau until the early 1990s when Lancia® discontinued its right hand drive model range. Auto Italia withdrew from its Fiat® distributorship at the same time due to the unsuitability of the vehicles for the Hong Kong market. Subsequent to the cessation of its Lancia® and Fiat® distributorships, Auto Italia, a Maserati® dealer since 1994, was awarded exclusive dealership rights for Maserati® automobiles in Hong Kong and in Macau in 1996.

In 1992, IML was appointed as sole Ferrari® importer and distributor for Hong Kong and Macau, and later (1994 – 2004) was also exclusive importer for Mainland China. In 2003, IML transferred its entire car trading business to Auto Italia, which in turn set up a new subdivision, Italian Motors, to continue the business. In 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd. in Mainland China to engage in the distribution of Ferrari® and Maserati® cars in Nanjing.

IML is a 1% equity holder in Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd., an equity joint venture company created in 2004 with Ferrari S.p.A. and the Beijing-based Poly Investment Group to handle sales, marketing and distribution of Maserati® and Ferrari® automobiles in Mainland China. We refer to Ferrari Maserati Cars International Trading (Shanghai) Co. Ltd. as the “Shanghai JV”. The Shanghai JV is currently building a network of dealerships for Ferrari® and Maserati® in Mainland China.

Auto Italia and Italian Motors operate from nine locations in Hong Kong, Macau and Mainland China, incorporating sales, spare parts, service and body and paint shop facilities for Ferrari® and Maserati®.

Management believes that the Technorient Group’s customer base of high net worth individuals in Hong Kong and Mainland China is well-established.  Through its sales performance and reputation for first class facilities and customer service, the Technorient Group enjoys an excellent relationship with senior management of both Ferrari S.p.A. and Maserati S.p.A.

Management of Technorient views the rapid development of the consumer market in Mainland China, particularly the market for luxury products, as an opportunity to leverage the Company’s existing high net worth customer base and reputation to develop a platform for distribution of a wide range of luxury items, including additional high end (performance) autos, luxury yachts and other premium lifestyle items.  Despite a somewhat gloomy world economy, a 2011 report issued by McKinsey & Company forecast that spending on luxury goods in greater Mainland China would grow by 18% annually from 2010 to 2015, accounting for over 20% of the global market for luxury goods.

In keeping with management’s business development plans, King Express was appointed in 2007 by Agusta S.p.A. as its exclusive distributor for the complete fleet of AgustaWestland® commercial helicopters in Hong Kong and Macau and as non-exclusive distributor for the highly strategic Pearl River Delta region of Southern Mainland China. The AgustaWestland® helicopters business is still in its preparatory stage.

 Ferrari/Maserati Mainland China

The Technorient Group sold the first Ferrari® in Mainland China in 1993. By 2005, over 100 units were sold, reflecting the emergence of Mainland China as one of Ferrari S.p.A.’s key growth markets, alongside Latin America and Russia. In accordance with its worldwide policy of owning the primary importer in a major export market, Ferrari S.p.A. approached Technorient management in 2002 to request guidance on how to best establish its own importing operations in Mainland China. Technorient introduced Ferrari S.p.A. to Poly Group, a powerful industrial entity, after having established that a joint venture with a well-connected local business entity would be the most appropriate structure.

As a result, on August 27, 2004, Technorient, Ferrari S.p.A. and Poly Technologies, Inc. formed the Shanghai JV, an equity Sino-foreign joint venture in Mainland China, to engage in the import, distribution and sale, through a local network of car dealers, of Ferrari® and Maserati® cars, spare parts and ancillary products. Ownership of the Shanghai JV at inception was Ferrari S.p.A. 40%, Technorient Group (through IML) 30% and Poly Group 30%, with Dr. Richard Man Fai Lee, our Chairman, Chief Executive Officer and President, and also the Chairman of Technorient, appointed as Chairman and authorized representative of the Shanghai JV.

Upon formation, the Shanghai JV acquired from IML at cost all of the dealer network and importer operations established by IML, including residual cars allocated for Mainland China.

Because the structure of the Shanghai JV precludes its shareholders from direct ownership of licensed dealers in Mainland China, and in view of Technorient’s strategy to develop a luxury brand platform amongst its high net worth clients, Technorient’s management subsequently approached Ferrari S.p.A. to dispose of IML’s interest in the Shanghai JV so that Technorient could acquire an independent dealer network in Mainland China and, among other things, maintain its direct customer relationships. As part of this arrangement, Technorient applies for dealer licenses in key markets in Mainland China such as Dalian and Nanjing (already awarded) and may, in conjunction with Ferrari S.p.A., continue to build its dealer network to capitalize on its client base in Mainland China and pursue its luxury brand platform.

Accordingly, IML entered into an agreement with the Shanghai JV parties to dispose of 29% of its equity interest in the Shanghai JV in July 2006. The disposal was completed in December 2007 and after the disposal, IML continued to hold a 1% equity interest in the Shanghai JV. Beginning in 2006, the Technorient Group was able to act as an authorized dealer of Ferrari® and Maserati® cars in certain cities in Mainland China that were allocated in cooperation with the Shanghai JV. In January 2006, IML formed Dalian Auto Italia in Mainland China to sell Ferrari® and Maserati® cars in Dalian, China. At formation, IML owned 95% of the equity interest in Dalian Auto Italia, and on August 3, 2007, IML acquired the remaining 5% of equity interest in Dalian Auto Italia.

On August 7, 2008, IML formed a wholly owned subsidiary named Nanjing Auto Italia Car Trading Co., Ltd. in Mainland China to engage in the distribution of Ferrari® and Maserati® cars in Nanjing.

In August, 2011, Auto Italia through its wholly owned subsidiary Success Master Holdings Limited, formed a wholly owned subsidiary named Success Master (Shanghai) Consultancy Limited to provide pre-delivery inspection consultancy service for Ferrari® and Maserati® cars in Shanghai.

Operations

As the primary importer and distributor for Ferrari® and Maserati® cars for Hong Kong, Macau and Mainland China (until 2004), Technorient was responsible for introducing and developing a viable market for high performance luxury motor cars in those territories. After formation of the Shanghai JV in 2004, Technorient retained and continues its role as exclusive importer and dealer for both Ferrari® and Maserati® brands in Hong Kong and Macau, each of which is a significant market in its own right, while developing an independent dealership network in Mainland China in close cooperation with the Shanghai JV.

A key aspect of any Ferrari® importer worldwide is the strength of the relationship with Ferrari S.p.A. management in Maranello, Italy. With its internationally recognized logo and current worldwide production of only 6,600 units, the Ferrari® brand connotes an image of performance and exclusivity unique in the auto world. Management of Ferrari S.p.A. understands the importance of importer performance in maintaining this image and accordingly requires the highest level of commitment from their importers.

Our importership agreements are subject to annual renewal. Vehicle allocations are made largely through negotiation and are based on past sales levels. These allocations largely determine the waiting lists for certain models, which in developed markets such as the United States and Europe, can stretch out to 3 years. While there is no obligation on our part to purchase any specific year’s allocation, a key to success as a Ferrari® importer is the ability to increase allocations regularly. Technorient’s management has historically enjoyed a unique ability to achieve this, through the strength of their long relationship with Ferrari S.p.A. and proven success in building important markets for Ferrari® and Maserati® in Hong Kong and Mainland China. As a result, waiting lists for new cars in Mainland China are relatively short, an important advantage in newly developing markets where patience levels amongst the newly wealthy for their high end purchases are relatively low.

Market Analysis

Hong Kong and Macau

After several years of steady growth, the market in Hong Kong and Macau for super luxury performance vehicles was severely impacted by the public health crisis precipitated by severe acute respiratory syndrome, or SARS, and the resulting economic downturn in 2003 which, together with the imposition of a poorly conceived luxury tax (now reduced and restructured) reduced Ferrari® sales to a fraction of the prior period. Between 2004 and the first half of 2008, Hong Kong and Macau experienced an economic boom, built largely on the robust performance of the economy in Mainland China, particularly on the consumption side. During the last half of 2008, Hong Kong and Macau began to feel the effects of the worldwide economic slowdown.

The difficult commercial environment of 2009 has given way to a vastly improved business environment in our markets. The Company has reason to be cautiously optimistic regarding prospects for increased sales of vehicles, both new and used. Official data released by the Hong Kong Government’s Census and Statistics Department indicates that Hong Kong’s economy recorded a seventh straight quarter of expansion in the fourth quarter of 2010, with gross domestic product growing at 6.8% year-on-year in 2010 and recorded a growth of 5% year-on-year in 2011.

Sales for Ferrari® and Maserati® stabilized at around 140 units in 2005. Subsequently, annual growth in the region of 15% enabled our sales to approach 294 units in 2011. Our orders for new Ferrari® and Maserati® automobiles continued to increase in 2011. Given the relatively small but extremely wealthy customer base for the Group’s products in Hong Kong and Macau, management believes that sales will remain steady, despite the currently experienced slowdown, while the proportion of sales in Mainland China is expected to continue to increase.

Mainland China

The consumer market in Mainland China has emerged as an engine of economic growth during the past years. In 2005, Mainland China overtook Japan as the second largest car market in the world after the United States, with 5.9 million vehicles sold in 2005. In 2009, Mainland China overtook United States as the largest car market in the world, with 13.6 million vehicles sold. Although there is evidence that inflationary pressures are increasing in Mainland China, the economy is nevertheless expected to remain strong in 2012. Mainland China’s consumers continue to exhibit increasing interest and ability to purchase luxury goods. A 2011 report issued by McKinsey & Company forecast that spending on luxury goods in greater Mainland China would grow by 18% annually from 2010 to 2015, accounting for over 20% of the global market for luxury goods.

Business Strategy

Technorient’s main strategy of building a luxury brand platform in Mainland China is centered around the continued development of an independent dealer network for the key brands of Ferrari® and Maserati®. This network, like the dealerships in Dalian and Nanjing, will be developed, in cooperation with Ferrari S.p.A. and Maserati S.p.A., both through new operations and acquisitions of existing dealerships in key industrial regions with a high concentration of wealthy individuals who form an important part of Technorient’s customer base.

As the business of Technorient develops, it is management’s intention to acquire additional key brands, consistent with the platform and character of the business, from Technorient’s parent company Wo Kee Hong (Holdings) Limited, or from third parties. An example is the acquisition of the distributorship rights in Hong Kong and Macau for AgustaWestland® helicopters.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Currently, Technorient imports, distributes, and provides after-sale service for Italian Ferrari® and Maserati® branded cars in Hong Kong, Macau and parts of Mainland China.

The following table reflects percentages of total revenues of Technorient by business segment for our last three fiscal years:

	Percentage of Total Revenues of Technorient as of
Business Segment	December 31, 2011	December 31, 2010	December 31, 2009
New and used vehicles	92%	93%	93%
Parts and services	8%	7%	7%

Further information regarding our business segments is provided in Note 19 of our consolidated financial statements included in this Annual Report on Form 10-K.

OUR AUTOMOBILE DEALERSHIPS

Importership/Dealership Agreements

Each of our importers operates under separate agreements with the manufacturers of each brand of vehicle. These agreements contain provisions and standards governing almost every aspect of the business, including ownership, management, personnel, training, maintenance of minimum working capital (and in some cases, net worth), maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. Typically, the importer’s principal and/or the owner of the dealership may not be changed without the manufacturer’s consent.

In exchange for complying with these provisions and standards, we currently hold the exclusive right to sell Ferrari® and Maserati® automobiles and related parts and services in Hong Kong and Macau, and we have also been granted the exclusive right to sell Ferrari® and Maserati® automobiles and related parts and services at our Dalian and Nanjing dealerships in Mainland China. The agreements also typically grant an exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands in our designated territories at our dealerships. Some of our franchise agreements are renewed annually. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, failure to maintain adequate working capital, changes in the dealership’s financial or other condition, failure to submit required information to the manufacturer on a timely basis, failure to obtain and maintain any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement.

Store Operations

With a new Ferrari® and Maserati® showroom in Repulse Bay, Hong Kong and a new pre-delivery inspection centre in Shanghai, Mainland China (both will be officially opened in early 2012), Technorient now has nine authorized showrooms and after-sales parts and service facilities throughout Hong Kong, Macau, and Mainland China.

Location	Store	Franchises	Year Opened/Acquired
Hong Kong	Tai Kok Tsui	Ferrari® & Maserati®	1990
Hong Kong	Ap Lei Chau	Ferrari® & Maserati®	2005
Hong Kong	Wanchai	Maserati®	2005
Mainland China	Dalian	Ferrari® & Maserati®	2006
Mainland China	Dalian	Ferrari® & Maserati®	2008
Mainland China	Nanjing	Ferrari® & Maserati®	2008
Hong Kong	Shatin	Ferrari® & Maserati®	2009
Hong Kong	Repulse Bay	Ferrari® & Maserati®	2011
Mainland China	Shanghai	Ferrari® & Maserati®	2011

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

We provide parts and service primarily for the vehicle brands sold by our stores, but we also service other vehicles. In 2011, our service, body and parts operations generated approximately $15.7 million in revenues, or 8.4% of the total revenues of Technorient. We set prices to reflect the varying difficulty of the types of repair and the cost and availability of parts. Revenues from the service and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This helps to counter the effects of a drop in new vehicle sales that may occur in a slow economic environment. Technorient’s focus on service advisor training, as well as a number of pricing and cost saving initiatives across the entire service and parts business lines, led to improvements in same-store service and parts sales in 2011 compared to 2010, as well as improvements in gross profit margins achieved. Further, our focus on satisfying the client in both the sales and after-sales areas has led to consistently high levels of recommendation and endorsement, and additional and repeat business, all of which has benefited Technorient for over thirty years.

SUPPLIERS

Our major suppliers are as follows:

ITEM	SOURCE AND LOCATION
Ferrari® automobiles and automobile parts	Ferrari S.p.A., Maranello, Italy

Maserati® automobiles and automobile parts	Maserati S.p.A., Modena, Italy

AgustaWestland® helicopters (1)	Agusta S.p.A., Italy

(1) We anticipate that delivery of AgustaWestland® helicopters will begin during 2013.

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

BACKLOG ORDERS

The limited supply of cars by the Ferrari® and Maserati® factories is a worldwide phenomenon due to the limited production capacity. We have many customers who have paid a deposit and are prepared to wait years for new cars. As a result, we have backlog orders. Our backlog orders with our manufacturers as of December 31, 2011 were approximately $168.1 million compared to approximately $178.8 million at December 31, 2010.

MANAGEMENT INFORMATION SYSTEMS

We consolidate financial, accounting and other relevant data received from our operations in Hong Kong, Macau and Mainland China through a private communication system.

 COMPETITION

In new and used vehicle sales, our operations compete primarily with other franchised dealerships of luxury vehicles in our markets. We rely on advertising and merchandising, sales expertise, service reputation, strong brand names and location of our operations to sell new vehicles. See “ Risk Factors — OTHER BUSINESS OPERATING RISKS — Substantial competition in automobile sales may adversely affect our profitability due to our need to lower prices to sustain sales and profitability .”

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

EMPLOYEES

As of December 31, 2011, we employed approximately 222 full time employees. We believe we have good relationships with our employees. We are not party or subject to any collective bargaining agreements.

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

ITEM 1A.  RISK FACTORS

Certain significant risks and uncertainties inherent in our business are described below. You should take these risks into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. If any of these risks occur, our business strategy, financial condition or operating results could be adversely affected. You should carefully consider such risks and uncertainties, together with the other information contained herein and in the documents incorporated herein by reference. If any of the following risks and uncertainties, or if any other risks or uncertainties, actually occurs, our business, financial condition or operating results could be materially adversely affected.

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

The continuing instability and political unrest in the Middle East has continued the general trend of rising crude oil prices as well as rising prices for the fuel powering our vehicles.  Persistent unrest in oil-producing regions and other global political, financial and social instability may cause fuel prices to rise further, which in turn may affect consumer preferences in connection with the purchase of our vehicles. Consumers may be less likely to purchase more expensive vehicles, such as luxury automobiles and more likely to purchase smaller, less expensive vehicles, or fuel-efficient, hybrid or electric vehicles.  Further increases in fuel prices could have a material adverse effect on our business, revenues, cash flows and profitability.

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

Our success depends on the overall success of the line of vehicles that each of our operations sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities and their reputations, management and labor relations. In 2011, sales of new Ferrari® and Maserati® vehicles accounted for 50.5% and 28.5%, respectively, of Technorient’s total revenues. A significant decline in the sale of new vehicles produced by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could have a material adverse effect on our results of operations, financial condition or cash flows. Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us. In particular, labor strikes at a manufacturer or supplier that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and could in the future lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may have a material adverse effect on our results of operations, financial condition or cash flows.

If we fail to obtain renewals of one or more of our franchise agreements on favorable terms or substantial franchises are terminated, our operations may be significantly impaired.

Each of our businesses operates under a franchise agreement. Without a franchise agreement, we cannot obtain new vehicles from the manufacturer. As a result, we are significantly dependent on our relationships with these manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management and other material breaches of the franchise agreements. We cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability.

Our results of operations may be materially and adversely affected to the extent that Technorient’s franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.

Technorient’s franchise agreements with Ferrari S.p.A. and Maserati S.p.A. do not give us the exclusive right to sell their products within Mainland China. As a result, the Shanghai JV may appoint additional dealers in neighboring cities that may compete against us. The appointment of new dealerships near our existing dealership could materially adversely affect our operations and reduce the profitability of our existing dealership.

Our success depends upon the continued viability and overall success of a limited number of manufacturers.

The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers we represented during 2011 that accounted for 100% of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Twelve Months Ended December 31, 2011
Ferrari®	50%
Maserati®	50%

Ferrari® and Maserati® vehicles represented 100% of our total new vehicle retail units sold in 2011. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of these vehicle manufacturers.

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

Growth in our revenues and earnings depends substantially on our ability to acquire and successfully integrate and operate more dealerships in Mainland China.  We cannot provide assurances that we will be able to identify and acquire or establish additional dealerships in the future.  In addition, we cannot provide assurances that any acquisition will be successful or on terms and conditions consistent with past acquisitions.  Restrictions by our manufacturers may directly or indirectly limit our ability to acquire additional dealerships.  In addition, increased competition for acquisitions may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices.  Some of our competitors may have greater financial resources than us.

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

As we seek to acquire or establish dealerships in new markets, we may face significant competition as we strive to gain market share. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs than we have. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership location in order to sell new vehicles. Although our franchise agreements with Ferrari S.p.A. and Maserati S.p.A. grant us the exclusive right to sell their products within certain geographic areas, our revenues and profitability may be materially and adversely affected if competing dealerships expand their market share or are awarded additional franchises by manufacturers that supply our dealerships.

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

The value of RMB, Hong Kong Dollar and the Macau Pataca against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi (“RMB”) into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s Chinese interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable. On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, Renminbi is no longer effectively linked to the U.S. dollar but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. During the period from July 2005 through December 2011, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 : US$0.1205 to RMB1.00 : US$0.1587. As the RMB increases in value against the U.S. dollar, mainland Chinese consumers experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the U.S. dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payments. For example, an appreciation of RMB against the U.S. dollar or Hong Kong dollars would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars or Hong Kong dollars into RMB for such purposes. In addition, a strengthening of the U.S. dollar against the Hong Kong Dollar or the Macau Pataca, if it occurred, would adversely affect the value of your investment.

Our Business Relies on the Business of Technorient.

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

The growth of the economy in Mainland China, while anticipated to remain strong in 2012, could be curtailed if the government utilizes traditional monetary policy to control inflation, or if the government returns to planned-economy policies, either of which could adversely affect our financial results.

There is some evidence that Mainland China is beginning to experience higher levels of inflation.  Government attempts to control inflation, whether through monetary policy or a return to planned-economy policies, could adversely affect the business climate and growth of private enterprise, and in particular, the demand for luxury items. In order to control inflation, the government has imposed controls on bank credit, limits on loans and other restrictions on economic activities. Such policies have resulted in a slowing of economic growth and additional measures could further slow the growth of the economy in Mainland China. Growth of our business and our profitability may be adversely affected if government policies curtail market demand for our vehicles and related services.

Our operations in Mainland China are subject to restrictions on paying dividends and making other payments to us.

Regulations in Mainland China currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Technorient is also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. The government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of Mainland China. Technorient may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our operations in Mainland China incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we are unable to receive all of the revenues from our operations through contractual or dividend arrangements, we may have difficulties repatriating funds for the payment of dividends to our stockholders.

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

Our common stock is traded on the Over-The-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities. During the month ended February 29, 2012, the average daily trading volume of our common stock was approximately 1,351 shares. As of March 21, 2012, we had approximately 49 stockholders of record, as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.  There has been limited trading activity in our stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

In connection with the restatement of certain of our historical consolidated financial statements, we identified material weaknesses in our internal control over financial reporting and concluded that such controls were not effective during the periods covered by the restatements.  Management took steps to remediate these deficiencies and does not anticipate making any further restatements for subsequent periods.  However, if we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.  We can provide no assurance that we will at all times in the future be able to report that our internal control is effective.

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

Although management remediated all of our deficiencies in internal controls which, in management’s judgment, represented material weakness in internal control over financial reporting, we can provide no assurance that we will at all times in the future be able to report that our internal control over financial reporting is effective.  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

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

Item 4. (REMOVED AND RESERVED).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the symbol OTCBB: CPLY. The following table contains market information pertaining to the range of the high and low bid information of our common stock for each quarter for the last two fiscal years as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	LOW	HIGH
2011
Fourth Quarter	0.0111	0.5
Third Quarter	0.07	1.01
Second Quarter	0.0055	0.1
First Quarter	0.03	0.1

2010
Fourth Quarter	0.05	0.07
Third Quarter	0.05	0.151
Second Quarter	0.015	0.27
First Quarter	0.15	0.51

A limited trading market exists for our common stock and there is no assurance that a more significant trading market will develop, or if developed, will be sustained.

STOCKHOLDERS

As of March 21, 2012, we had 24,534,492 shares of common stock outstanding and approximately 49 stockholders of record as determined by our transfer agent’s records, not including banks, brokers or other nominees holding shares through the Depository Trust Company or its nominee, Cede & Co., Inc.

DIVIDEND POLICY

Since our inception, we have not declared or paid any dividends on our common stock, nor do we plan to declare a dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans is included in “Item 11 – EXECUTIVE COMPENSATION - Equity Compensation Plan”.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

PERFORMANCE GRAPH

Not applicable.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section contains forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, including statements contained in this report and other filings with the SEC and other reports and public statements.  These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize.  Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (a) general economic conditions in Hong Kong, Macau and Mainland China; (b) regulatory factors in Hong Kong, Macau and Mainland China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) our exposure to foreign currency fluctuations, (f) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Financial Condition, Liquidity and Capital Resources”, (g) whether worldwide economic conditions or political instability will negatively affect the automobile retail industry in Hong Kong, Macau and Mainland China and (h) other factors or conditions described in Item 1A – Risk Factors in Part I of this 2011 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

COMPANY OVERVIEW

The main business of the Company is its 49% ownership interest in Technorient. The business of Technorient and its subsidiaries consists of the importation, distribution and after-sales service of Italian Ferrari® and Maserati® automobiles and spare parts in Hong Kong, Macau and Mainland China. We have five automobile sales and service locations in Hong Kong and four in Mainland China (Dalian (two locations), Nanjing and Shanghai).

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

Comparisons of operating results for 2010 and 2011 have been impacted by the global economic conditions that existed during those periods.  In addition, the Company took certain actions in response to the global economic downturn during these periods, which included:

•	reductions in overhead,

•	introduction of an automation program to improve operational efficiency, and

•	introduction of an extensive business redesign to achieve further cost savings.

For fiscal years 2010 and 2011, our new vehicles sales increased approximately $24 million, or 19.4%, from approximately $124 million to approximately $148 million, while the number of new vehicles sold increased 14.9% for the same period. Used vehicles sales decreased approximately $0.3 million, or 1.3%, from approximately $24 million in 2010 to approximately $23.7 million in 2011. The number of used vehicles sold decreased by 20% over the same period in 2011.

In addition, for fiscal years 2010 and 2011, we had gross revenues from maintenance repair services and the sale of automobile parts of $11.5 million and $15.7 million, respectively.

Our current operations and the growth of our business depend upon the execution of our sales and service business strategy. We receive factory allocations of vehicles annually from both Ferrari® and Maserati®, which vary from year to year. There is no obligation on our part to purchase any specific year’s allocation. The allocation plan is solely for business planning purposes. The allocation plan is subject to unilateral amendment by each manufacturer. There is no legal consequence to us if we fail to utilize the number of vehicles allocated to us under the allocation plan. If we are unable to utilize our entire allocation, each manufacturer may reallocate the un-utilized portion of our allocation to other dealers.

We believe that we have a strong brand mix of attractive automobiles to sell. Given the exclusive nature and extremely limited production of Ferrari® and Maserati® automobiles, our customers are willing to put down significant advance deposits in order to secure their new cars. As of December 31, 2011, we had received customer deposits of approximately $25,419,000. We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price. We retain no credit risk. Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability. The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix. The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service. Due to the current demand for new vehicles we expect our overall gross profit margin to increase. We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits. Operating results are generally subject to changes in the economic environment and seasonal variations. We tend to generate more revenue and operating income in the second half of the calendar year than the first half. Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things. For fiscal year 2011, our sales and revenue increased as a reflection of the improvement in the economy in our markets. As a result of the improved economy in our markets, our used vehicles, parts and service business have also grown substantially.

Our sales outlook for 2012 is optimistic inasmuch as we have significant orders on hand for new Ferrari® and Maserati® automobiles. No assurance can be given, however, that such sales will be completed. We do not rely upon special incentives in the sale of new or used vehicles, but depend upon the unique and exclusive nature of Ferrari® and Maserati® automobiles and their appeal to high-income consumers.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying audited consolidated balance sheet as of December 31, 2011 and 2010 and the audited consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers.  We periodically record a provision for bad debts based on our evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers.  The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition to the extent such information is available.   For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  The uncertainties associated with these methods, assumptions and estimates, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at December 31, 2011 was $2,685.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

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

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.

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

In December 2011, the FASB issued new, expanded disclosure requirements for financial instruments surrounding an entity’s rights of offset and related counterparty arrangements as ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 requires disclosure of both “gross” and “net” information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented “net” in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and “net presents” such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. ASU 2011-11 requires retrospective application, and is effective for the Company as of the beginning of fiscal year 2014. The application of ASU 2011-11 is not expected to have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations comparison of year ended December 31, 2011 to year ended December 31, 2010, and comparison of year ended December 31, 2010 to year ended December 31, 2009

SALES

	Fiscal Year Ended December 31, 2011		Fiscal Year Ended December 31, 2010		Fiscal Year Ended December 31, 2009
	Total Sales	% of Total Sales	Total Sales	% of Total Sales	Total Sales	% of Total Sales
New Vehicles	$148M	79%	$124M	78%	$92.1M	76%
Used Vehicles	$23.7M	13%	$24M	15%	$19.7M	16%
Parts and Service	$15.7M	8%	$11.5M	7%	$8.1M	7%
Fashion Apparel	$-	-	$-	-	$1.3M	1%
Total	$187.4M	100%	$159.5M	100%	$121.2M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales increased approximately $27.9 million, or 17.5%, from approximately $159.5 million in 2010 to approximately $187.4 million in 2011, while net sales increased approximately $38.3 million, or 31.6%, from approximately $121.2 million in 2009 to approximately $159.5 million in 2010. The increase in net sales from 2010 to 2011 was primarily attributable to increased sales of new vehicles and sales of parts and services for vehicle maintenance and repair. The increase in net sales from 2009 to 2010 was primarily attributable to increased sales of new and used vehicles.

New vehicle sales increased $24 million, or 19.4%, from approximately $124 million in 2010 to approximately $148 million in 2011, while the quantity of new vehicles sold increased 14.9% for the same period.  Used vehicle sales decreased approximately $0.3 million, or 1.3%, from approximately $24 million in 2010 to approximately $23.7 million in 2011, while the quantity of used vehicles sold decreased 20% for the same period.

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

Parts and services sales for 2011 increased by approximately $4.2 million, or 36.5%, to approximately $15.7 million compared with approximately $11.5 million in 2010, while parts and services sales increased approximately $3.4 million, or 42%, from approximately $8.1 million in 2009 to approximately $11.5 million in 2010. The increase in parts and service sales from 2009 to 2011 was mainly attributed to the increase of deliveries of Ferrari® and Maserati® cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs. In addition, the increase in parts and service sales from 2009 to 2010 was also attributable to additional capacity for maintenance and repair services provided by our new 3S (Sales, Service and Spare Parts) Centre that became fully operational in the last quarter of 2009.

COST OF SALES

Cost of sales for 2011 increased approximately $23.8 million or 17.3%, from approximately $137.4 million in 2010 to approximately $161.2 million in 2011, which was relatively consistent with the increase in Company’s revenues during the same period.  Cost of sales for 2010 increased approximately $29.5 million or 27.3%, from approximately $107.9 million in 2009 to approximately $137.4 million in 2010.

GROSS PROFIT

Gross profit margin increased by 0.1%, from 13.9% in 2010 to 14%.  Gross profit increased by approximately $4.2 million or 19%, from approximately $22.1 million in 2010 to approximately $26.3 million in 2011.

Gross profit margin on sales of new vehicles decreased by 1%, from 11.5% in 2010 to 10.5% in 2011.  Gross profit on sales of new vehicles increased by approximately $1.2 million, or 8.4%, from approximately $14.3 million in 2010 to approximately $15.5 million in 2011.

Gross profit margin on sales of used vehicles decreased by 0.2%, from  2.7% in 2010 to 2.5% in 2011.  Gross profit on sales of used vehicles decreased by approximately $55,000, or 8.4%, from approximately $656,000 in 2010 to approximately $601,000 in 2011.

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

“S,G&A” expenses increased by approximately $4.9 million, or 23.7%, in 2011, from approximately $20.7 million in 2010 to approximately $25.6 million in 2011. S,G&A expenses decreased by approximately $0.7 million, or 3.3%, in 2010, from approximately $21.4 million in 2009 to approximately $20.7 million in 2010. The increase in S,G&A expenses from 2010 to 2011 was primarily due to increased marketing expenses and rental expenses while the decrease in S,G&A expenses from 2009 to 2010 was primarily due to decreased rental expenses.

Our marketing expenses increased from approximately $2 million for 2010 to approximately $4.1 million in 2011. This was mainly due to expenditures relating to an event held in Hong Kong during June 2011 for the launch of a new Ferrari® model FF, as well as several other promotion events held in both Hong Kong and Mainland China, including test drive days for the Ferrari® California and the launch of a new Maserati® model GranTurismo MC Stradale. Our rent, rate and building management fees and depreciation expenses increased from approximately $3.8 million for 2010 to approximately $4.9 million in 2011. This increase was mainly due to the continued development of our motor business. Our rent, rate and building management fees decreased from approximately $4.4 million in 2009 to approximately $3.8 million in 2010. The decrease in such fees was mainly due to the closing of certain retail shops of the fashion apparel business.

OTHER INCOME (EXPENSES), NET

Other income increased from approximately $832,000 for 2010 to $1,156,000 for 2011. The increase was due to net impact from the increased other operating income and increased interest expenses and other finance costs. Other operating income consisted of a settlement payment from the resolution of a legal dispute, dividend income, commission income and forfeitures of sales deposits. Such income increased from $1,854,000 for 2010 to $2,735,000 for 2011 and was mainly due to the settlement payment of approximately $530,000 and increased dividend income of $42,000 for 2010 to $288,000 for 2011. Interest expenses and other finance costs increased from approximately $1,022,000 for 2010 to approximately $1,579,000 for 2011. The funds from which our increased interest expenses were incurred were used for working capital purposes

Other income increased from approximately $157,000 for 2009 to $832,000 for 2010. The increase was primarily due to increased other operating income.  Other operating income was comprised of incentives from vendors, commission income and forfeitures of sales deposits.  Such income increased from $1,004,000 for 2009 to $1,854,000 for 2010 and was mainly due to increased incentives from vendors of $44,000 for 2009 to $651,000 for 2010 and the increased commission income of $294,000 for 2009 to $771,000 for 2010.  Interest expenses and other finance costs increased from approximately $847,000 for 2009 to approximately $1,022,000 for 2010. The funds from which our increased interest expenses were incurred were used for working capital purposes.

 NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses decreased to approximately $263,000 in 2011 from approximately $307,000 in 2010. In 2010, the income tax expenses had increased approximately $277,000 from approximately $30,000 in 2009. The slightly decrease in tax expenses in 2011 was in line with the operating result for 2011. The increase in tax expenses in 2010 was due to the improved result from the motor business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2010 and 2011, we had approximately $12.5 million and $15.9 million of cash and cash equivalents and restricted cash, respectively, and approximately $13.7 million and $27 million of debt, respectively. All debt at December 31, 2011 was short-term debt, comprised of approximately $17.4 million of secured bank borrowings, approximately $9.2 million in stocking loans, approximately $0.4 million of unsecured bank borrowings. All of our stocking loans are provided by banks. The increases in short-term debt have been used for general working capital purposes.

	2011	2010
	December 31	December 31
Total Debt	$26,994,853	$13,740,395
Less: Cash and cash Equivalents, Restricted cash	15,864,241	12,494,809
Net Debt	$11,130,612	$1,245,586

Cash and cash equivalents, restricted cash at December 31, 2011 totaled approximately $15.9 million, with cash flows from financing activities of approximately $14.8 million.  At December 31, 2010, cash and cash equivalents, restricted cash totaled approximately $13.7 million, with cash flows from financing activities of approximately $75,000.  We have sufficient liquidity to meet currently anticipated needs, including capital expenditures and working capital requirements.

Included in our current liabilities at December 31, 2011 of approximately $25.4 million were non-refundable customer deposits.  Our long term liquidity needs are met through funds generated from our normal course of operations, including the deposits placed in advance by our customers in order to secure their new car orders.  These deposits are recorded as income upon delivery of the car to and acceptance of the car by the customer.

Various of our assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $0.7 million of current liabilities in excess of current assets at December 31, 2010 and $42,000 of current asset in excess of current liabilities at December 31, 2011 respectively.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilized cash resources of approximately $8,980,000 for the year ended December 31, 2011, compared to generated cash resources of approximately $7,215,000 for the year ended December 31, 2010, primarily as a net result of the following:

•	For the year ended December 31, 2011, cash flow provided by sales net of operating expenses decreased by approximately $1,022,000 to approximately $3,361,000. The decrease was primarily as a result of the decrease in net earnings.

•	For the year ended December 31, 2011, accounts receivable decreased by approximately $2,039,000, primarily due to the decrease in sales in the fourth quarter.

•	For the year ended December 31, 2011, our inventory increased by approximately $10,459,000 which was in line with our business growth.

•	For the year ended December 31, 2011, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash utilized by operations of approximately $12,340,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended December 31, 2011, we expensed net cash of approximately $7,119,000 in investing activities mainly for the acquisition of property and equipment and the increase in restricted cash to support the growth of our business.  For the year ended December 31, 2010, we utilized approximately $3,163,000 for investing activities, mainly for the acquisition of property and equipment to support the growth of our business.

 CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2011, we made new net drawdown in borrowings amounting to approximately $12,826,000 and received approximately $2,018,000 in advances from affiliates.  For the year ended December 31, 2010, we made new net drawdown in borrowings amounting to approximately $770,000 and provided approximately $695,000 in advances to affiliates.   The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chairman, Chief Executive Officer and President, is the common director of the Company and the affiliates. These advances included both interest and non-interest-bearing portions depending on the nature of the advances.

GAIN ON LEGAL SETTLEMENT

During the fourth quarter of 2011, we received a cash payment of $530,000 in settlement of a dispute with a vendor and this amount has been recorded as other income.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at December 31, 2011 by approximately $42,000, an increase of approximately $713,000 from December 31, 2010. The ratio of our current assets to our current liabilities was 1 to 1 at December 31, 2011 and 0.989 to 1 at December 31, 2010. At December 31, 2011, our current assets of approximately $71,315,000 included approximately $27,119,000 in inventory that was funded by our operating cash flow and trade finance facilities, all of which are provided by banks and may include letters of credit, invoice financing, trust receipt loans and stocking loans. Our current liabilities of approximately $71,273,000 include non-refundable customer deposits. Given the exclusive nature and extremely limited production of Ferrari® and Maserati® cars, our customers are willing to place material deposits in advance in order to secure their new car orders. This resulted in customer deposits of approximately $25,419,000.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Information regarding the effects of the fluctuation in foreign exchange rates on our Company is included in Item 7A — Quantitative and Qualitative Disclosures about Market Risk below.

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

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	PAYMENT DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Short-Term Borrowings Obligations	$26,995	$26,995	$—	$—	$—
Operating Lease Obligations	19,395	5,142	9,405	3,758	1,090
Total	$46,390	$32,137	$9,405	$3,758	$1,090

Our borrowings, which are secured by pledges of vehicles and certain bank deposits, were mainly used to finance the purchase of vehicles.  The interest rates are generally based on the bank’s best lending rate in Hong Kong or the benchmark lending rate in Mainland China plus a certain percentage. The range of effective interest rate on the borrowings is from 2.87% to 9.15% per annum.

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

For a discussion of related party transactions, see Part III Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE of this Annual Report on Form 10-K.

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

Interest Rates.  Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of the Company’s securities.  At December 31, 2011, we had approximately $6,854,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates.  While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Hong Kong Dollars and a significant portion of our assets and liabilities is denominated in Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Hong Kong Dollars. If the Hong Kong Dollar depreciates against the U.S. Dollar, the value of our Hong Kong Dollar revenues and assets as expressed in our U.S. Dollar financial statements will decline. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of the Hong Kong Dollar. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation for the year ended December 31, 2011 was not material to us.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(THE COMPANY’S FINANCIAL STATEMENTS COMMENCE ON THE FOLLOWING PAGE)

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

F-1

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

China Premium Lifestyle Enterprise, Inc.

We have audited the accompanying consolidated balance sheets of China Premium Lifestyle Enterprise, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ HLB Hodgson Impey Cheng

Chartered Accountants

Certified Public Accountants

Hong Kong

March 30, 2012

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$6,854,225	$8,109,615
Restricted cash	9,010,016	4,385,194
Trade receivables, net of provision	7,186,377	9,225,164
Inventory, net	27,118,613	16,404,070
Prepayments	1,804,203	956,252
Other current assets	8,600,437	4,014,367
Amounts due from affiliates	10,741,260	16,619,177
Total current assets	71,315,131	59,713,839
Property and equipment, net	6,692,096	6,047,164
Goodwill	39,634	39,562
Total assets	$78,046,861	$65,800,565

LIABILITIES AND STOCKHOLDERS’ equity (DEFICIT)
Current liabilities:
Short-term borrowings	$26,994,853	$13,330,946
Bills payable	-	428,416
Trade payables	4,573,002	9,783,248
Deposits received	25,418,694	23,832,490
Other current liabilities	10,394,463	5,257,169
Amounts due to affiliates	3,891,848	7,752,111
Total current liabilities	71,272,860	60,384,380
Long-term borrowings	-	409,449
TOTAL LIABILITIES	$71,272,860	$60,793,829

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,492 shares at December 31, 2011; (24,534,491 shares at December 31, 2010)	122,672	122,672
Additional paid-in-capital	4,113,055	4,113,055
Accumulated other comprehensive income	389,134	335,139
Accumulated deficit	(5,916,201)	(6,414,586)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(1,291,340)	(1,843,720)
Noncontrolling interests	8,065,341	6,850,456
TOTAL EQUITY	6,774,001	5,006,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,046,861	$65,800,565

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
Sales:
New and used vehicles	$171,730,735	$148,052,041	$111,879,278
Parts and services and others	15,735,292	11,463,669	8,064,485
Fashion apparels and accessories	-	98	1,307,497
Net sales	187,466,027	159,515,808	121,251,260

Cost of sales:
New and used vehicles	(155,588,879)	(133,071,853)	(104,227,293)
Parts and services and others	(5,573,627)	(4,305,526)	(1,775,433)
Fashion apparels and accessories	-	(582)	(1,908,756)
Total cost of sales	(161,162,506)	(137,377,961)	(107,911,482)

Gross profit:
New and used vehicles	16,141,856	14,980,188	7,651,985
Parts and services and others	10,161,665	7,158,143	6,289,052
Fashion apparels and accessories	-	(484)	(601,259)
Total gross profit	26,303,521	22,137,847	13,339,778

Selling, general and administrative expenses	(25,557,459)	(20,743,980)	(21,436,080)

Operating earnings (loss)	746,062	1,393,867	(8,096,302)

Other income (expenses)
Interest expenses and other finance costs	(1,579,123)	(1,022,314)	(846,734)
Other income	2,735,231	1,854,390	1,003,847
Total other income	1,156,108	832,076	157,113

Earnings (Loss) before noncontrolling interests and income taxes	1,902,170	2,225,943	(7,939,189)

Provision for income taxes	(263,166)	(307,190)	(30,025)

Net earnings (loss) before noncontrolling interests	$1,639,004	$1,918,753	$(7,969,214)

Net earnings (loss) attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	498,385	13,505	(5,732,645)
Noncontrolling interests	1,140,619	1,905,248	(2,236,569)
	$1,639,004	$1,918,753	$(7,969,214)

Earnings (Loss) per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$0.0203	$0.0006	$(0.2458)

Diluted	$0.0203	$0.0006	$(0.2458)

Weighted average number of common stock outstanding
Basic	24,534,492	24,534,491	23,323,860

Diluted	24,534,492	24,534,491	23,323,860

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
					Additional		other		Total	Comprehensive
	Preferred stock		Common stock		paid-in	Accumulated	comprehensive	Noncontrolling	stockholders’	income
	Shares	Amount	Shares	Amount	capital	deficit	income	interests	equity	(loss)

Balance at December 31, 2008	-	-	23,323,860	116,619	4,119,108	(695,446)	247,279	7,104,333	10,891,893	$2,129,076
Net loss	-	-	-	-	-	(5,732,645)	-	(2,236,569)	(7,969,214)	(7,969,214)
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	(2,908)	(4,350)	(7,258)	(7,258)

Balance at December 31, 2009	-	-	23,323,860	116,619	4,119,108	(6,428,091)	244,371	4,863,414	2,915,421	$(7,976,472)
Issue of shares	-	-	1,210,631	6,053	(6,053)	-	-	-	-	-
Net profit	-	-	-	-	-	13,505	-	1,905,248	1,918,753	1,918,753
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	90,768	81,794	172,562	172,562

Balance at December 31, 2010	-	-	24,534,491	122,672	4,113,055	(6,414,586)	335,139	6,850,456	5,006,736	$2,091,315
Issue of shares	-	-	1	-	-	-	-	-	-	-
Net profit	-	-	-	-	-	498,385	-	1,140,619	1,639,004	1,639,004
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	53,995	74,266	128,261	128,261
Balance at December 31, 2011	-	-	24,534,492	122,672	4,113,055	(5,916,201)	389,134	8,065,341	6,774,001	1,767,265

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$498,385	$13,505	$(5,732,645)
Adjustments to reconcile net earnings/(loss) to net cash provided (used) by operating activities
Noncontrolling interests	1,140,619	1,905,248	(2,236,569)
Depreciation and amortization	2,000,209	1,538,766	1,216,267
Loss/(Gain) on disposal of property and equipment	(92,357)	(1,443)	291,680
Provision (written back) for bad debts and bad debts written off	-	-	(35,548)
(Written back)/provision for inventory	(256,032)	784,202	245,321
Provision for income taxes	263,166	307,190	30,025
Other non-cash items	(193,311)	(164,300)	(9,173)
Changes in operating assets and liabilities:
Trade receivables	2,038,787	(3,728,982)	6,300,594
Other current assets	(5,434,021)	(526,495)	2,458,934
Inventory	(10,458,511)	935,873	(5,698,899)
Trade payables	(5,210,246)	6,070,819	(82,767)
Other current liabilities	6,723,498	80,518	1,686,294
Net cash (used in) provided by operating activities	(8,979,814)	7,214,901	(1,566,486)

Cash flows from investing activities:
Increase in restricted cash	(4,624,822)	13,860	28,385
Purchases of property, plant and equipment	(3,407,218)	(3,178,356)	(2,650,575)
Proceeds from disposal of property and equipment	912,768	1,834	49,896
Net cash used in investing activities	(7,119,272)	(3,162,662)	(2,572,294)

Cash flows from financing activities:
Repayment from (advances to) affiliates	2,017,654	(694,944)	164,094
Increase (decrease) in short-term borrowings and bills payable	13,235,491	1,293,778	1,196,647
(Decrease)increase in long-term borrowings	(409,449)	(523,672)	933,121
Net cash provided by financing activities	14,843,696	75,162	2,293,862

(Decrease) increase in cash and cash equivalents	(1,255,390)	4,127,401	(1,844,918)

Cash and cash equivalents at beginning of the year	8,109,615	3,982,214	5,827,132

Cash and cash equivalents at end of the year	$6,854,225	$8,109,615	$3,982,214

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$1,139,975	$1,022,314	$841,308
Income taxes	$637,784	$9,591	$293,059

Supplemental disclosure of non-cash information:
Purchases of property and equipment	-	-	$377,547

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

Background

China Premium Lifestyle Enterprise, Inc. was formed in the State of Nevada on April 19, 2004.

On September 5, 2006, the Company acquired 49% of Technorient Limited, a Hong Kong Corporation, (“Technorient”) through a share exchange (the “Share Exchange”), with the result that the stockholders of Technorient became the beneficial owners of approximately 49% of our stock. The terms of the transaction were determined through arms-length negotiations between the Company and Technorient. The Share Exchange was completed pursuant to a Share Exchange Agreement, which was later reformed pursuant to the Reformation Agreement dated May 5, 2009, as reported by the Company in a Current Report on Form 8-K filed with the SEC on May 11, 2009.

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

The Share Exchange was accounted for as a reverse acquisition, whereby Technorient is the accounting acquirer and our operations now represent those of Technorient, which is physically located in Hong Kong. The Share Exchange resulted in the management of Technorient having control of the operating, investing and financing decisions of the combined enterprise after the transaction. The accompanying consolidated financial statements reflect the historical financial statements of Technorient, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiaries as of the date of the share exchange and the inclusion of the accounting subsidiary’s results of operations from that date.

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

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. (the “Company”) and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of China Premium Lifestyle Enterprise, Inc. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by the ownership of the majority voting interest or by the power to control. For those consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as noncontrolling interests. All significant intercompany transactions and balances have been eliminated upon consolidation. All the direct and indirect subsidiaries of Technorient are wholly-owned.

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

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers. The Company periodically records a provision for bad debts based on management’s judgment resulting from an evaluation of the collectability of trade receivables. Among other things, management assesses customer willingness and ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers. The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past and their overall financial condition. For each of these customers, the Company estimates the extent to which the customer will be able to meet its financial obligations and records a provision that reduces our trade receivables for that customer to the amount that is reasonably believed will be collected. Additional provision may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings. The allowance for doubtful accounts at December 31, 2011 was $2,685 (2010: $5,965).

Inventory, net

Inventory consists primarily of new and used vehicles held for sale, vehicle parts and accessories and fashion apparel, and are stated at the lower of cost or market. The new and used vehicles are valued using the specific identification method and the costs include acquisition and transportation expenses. The value of the parts and accessories are valued at the first-in, first-out method and are stated at the lower of cost or market. Fashion apparel inventory is valued at the first-in, first-out method and is stated at the lower of cost or market. Write-down of potentially obsolete or slow-moving inventory is recorded based on management’s analysis of inventory levels and our assessment of estimated obsolescence based upon assumptions about future demand and market conditions. Further write-down of the value may be required in the future if there is rapid technological or structural change in the relevant industries. The provision for inventory for 2011 was $nil (2010: $784,002).

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

Depreciation for 2011, 2010 and 2009 was $2,000,209, $1,538,766 and $1,216,267, respectively.

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

Goodwill

Goodwill represents the cost of an acquired business or equity interest in excess of the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, using a fair-value-based approach. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. At December 31, 2011 and 2010, goodwill was tested for impairment and no impairment was recognized.

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

Shipping and handling costs

Shipping and handling costs mainly comprise air freight and sea freight charges, freight forwarding services charges and other relevant surcharges, and are classified as general and operating expenses. We charge these costs to the consolidated statement of operations in the period in which the corresponding shipment arrived at the final destination. Total shipping and handling costs for 2011, 2010 and 2009 were $374,092, $339,803 and $473,408, respectively.

Impairment of long-lived assets

Our Company reviews our long-lived assets at least annually for potential impairment. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate that the carrying amount of these assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its undiscounted cash flows and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As the projection of the undiscounted cash flows are subject to estimations and assumptions made by management at the date of assessment, any future changes in our strategy and other changes in our operations subsequently could impact the projected future operating results that are inherent in estimates of fair value, resulting in impairments in the future.

Advertising and marketing

The Company expenses the cost of advertising and marketing, which included media advertising and promotion events, as incurred or when such advertising and marketing events initially take place. Advertising and marketing expenses for 2011, 2010 and 2009 were $4,087,595, $2,021,922 and $1,575,765, respectively.

Other income recognition

Other income was comprised of management fee income, interest income and others.

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

Pension obligations

The Company operates numerous defined contribution plans, the assets of which are generally held in a separate trustee administered fund. The pension plans are generally funded by payments from employees and/or by the relevant group companies. The Company’s contributions to the defined contribution plans are expensed as incurred. The Company’s contributions to the defined contribution plans for 2011, 2010 and 2009 were approximately $309,555, $255,950 and $264,300, respectively.

Income taxes

The Company accounts for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”) (formerly SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“Fin 48”)), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured according to the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. We establish a valuation allowance for our deferred tax assets if the amount of expected future taxable income is not more likely than not to allow for the use of the deduction on credit. The Company’s operations are primarily located in Hong Kong and subject to Hong Kong profits tax.

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

Related party transactions

For purposes of the Company’s consolidated financial statements, a related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and, in the case of a natural person, their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the management or operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Warranty claims, purchase discounts, rebates or sales discounts and returns

The motor vehicles and parts the Company sells have limited warranties provided by the manufacturers. Each warranty is limited in terms of number of parts and services covered by the warranty and the duration of the warranty period. The Company does not offer any purchase discount or rebate due to the unique brand of the motor vehicle the Company sells. Sales discounts would be charged to earnings in the period in which the sales discounts are incurred. The Company bears the cost of any returns of the spare parts that are not covered by the manufacturer. These costs are charged to earnings in the period which the returns are incurred. Sales discounts for 2011, 2010 and 2009 were $31,179, $4,932 and $76,566, respectively.

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

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.

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

In December 2011, the FASB issued new, expanded disclosure requirements for financial instruments surrounding an entity’s rights of offset and related counterparty arrangements as ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 requires disclosure of both “gross” and “net” information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented “net” in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and “net presents” such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. ASU 2011-11 requires retrospective application, and is effective for the Company as of the beginning of fiscal year 2014. The application of ASU 2011-11 is not expected to have a material impact on its consolidated financial statements.

NOTE 4. CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors. For 2011, 2010 and 2009, the Company had two vendors that each accounted for more than 10% of total supply purchases. If either of the vendors terminates their relationship with the Company or if the Company’s supply from these vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors or other vendors to be engaged. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not affect the concentration of credit risk with respect to trade payables as the Company makes the purchases through facilities provided by banks and financial institutions.

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

NOTE 5. EARNINGS/(LOSS) PER SHARE

The computation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

	2011	2010	2009
Numerator:
Net earnings (loss) attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$498,385	$13,505	$(5,732,645)

Denominator:
Weighted average common stock and dilutive potential common stock	24,534,492	24,534,491	23,323,860

Basic net earnings (loss) per share	$0.0203	$0.0006	$(0.2458)

Diluted net earnings (loss) per share	$0.0203	$0.0006	$(0.2458)

NOTE 6. INVENTORY

Inventory by major categories at December 31 is summarized as follows:

	2011	2010
New vehicles	$18,240,172	$9,485,313
Used vehicles	5,150,586	4,307,065
Parts, accessories and other	3,727,855	2,611,692
	$27,118,613	$16,404,070

Vehicles included in inventory of approximately $13,321,561 and $6,326,005 were pledged to secure the stocking loan and other loans outstanding as of December 31, 2011 and 2010, respectively (See Note 11).

NOTE 7. OTHER CURRENT ASSETS

Other current assets by major categories at December 31 are summarized as follows:

	2011	2010
Deposits	$3,830,418	$1,537,787
Amount due from a former associate	324,048	340,487
Other receivables	4,445,971	2,136,093
	$8,600,437	$4,014,367

The deposits mainly comprise deposits paid for motor vehicles and helicopters. The other receivables are mainly comprised of rental deposits paid.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 31 are summarized as follows:

	2011	2010
Leasehold improvements	$6,933,638	$5,785,345
Plant and machinery	2,250,633	1,965,855
Furniture, fixtures and office equipment	2,604,032	2,413,573
Motor vehicles	3,747,159	2,709,451
Total	15,535,462	12,874,224
Less: accumulated depreciation	(8,843,366)	(6,827,060)
	$6,692,096	$6,047,164

NOTE 9. GOODWILL

The change in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Balance, beginning of the year	$39,562	$39,700
Exchange difference	72	(138)
Balance, end of year	$39,634	$39,562

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. We determined that the fair value of our reporting unit exceeded its carrying amount. Our annual impairment analysis at December 31, 2011 and 2010 indicated that the Step 2 analysis was not necessary.

NOTE 10. DEFERRED TAX ASSETS AND INCOME TAXES

Deferred tax assets

Deferred taxation recognized represents foreign unused tax loss carryforwards from prior years. Gross deferred taxation was comprised of federal net operating loss and foreign unused tax loss carryforwards from prior years. Foreign unused tax loss carry forwards have unlimited useful lives under the local regulation where they were derived. The foreign unused tax loss carryforwards can only be utilized by the entities generating such losses.

Net deferred tax assets at December 31 consist of the following:

	2011	2010
Deferred tax assets:
Tax loss carryforwards and gross deferred tax assets	$-	$3,443,673
Valuation allowance	-	(3,443,673)
Net deferred tax assets	$-	$-

Gross deferred tax assets at December 31, 2010 were reduced by a valuation allowance of $3,443,673.

Income taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

	2011	2010	2009
Current:
United States of America	$814	$-	$-
Mainland China	$-	$-	$30,025
Hong Kong	$262,352	$307,190	$-

Deferred:
United States of America	$-	$-	$-
Mainland China	$-	$-	$-
Hong Kong	$-	$-	$-

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended December 31 is as follows:

	2011	2010	2009
Provision for income taxes at statutory rate of 35%	$665,759	$779,080	$(2,778,716)
Foreign	(647,981)	(381,861)	1,389,417
Non-deductible expenses and non-assessable profits	245,388	208,216	(130,095)
Tax losses not yet recognized	-	4,803	1,549,419
Utilization of unrecognized tax losses	-	(303,048)	-
Income taxes	$263,166	$307,190	30,025

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated to the U.S.. U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriated all undistributed foreign earnings.

However, if such earnings were distributed in the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment to foreign tax credits.

NOTE 11. BORROWINGS AND BILLS PAYABLE

The Company's borrowings at December 31 consist of the following:

	2011	2010
Bank borrowings	$17,285,046	$6,120,980
Bank overdraft	126,852	-
Stocking loans provided by banks	9,172,763	6,689,543
Unsecured bank borrowings	410,192	929,872
	26,994,853	13,740,395
Borrowings due after one year – unsecured bank borrowings (Note 12)	-	(409,449)
Short-term borrowings	$26,994,853	$13,330,946

All the Company’s borrowings and stocking loans, which are mainly used to finance the purchase of vehicles, are interest-bearing facilities provided by banks and are secured by pledged bank deposits and/or guarantees provided by fellow subsidiaries. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the year ended December 31, 2011 were from 2.87% to 9.15% per annum (2010: 2.61% to 6.25% per annum). Vehicles included in inventory of approximately $13,321,561 and $6,326,005 were pledged to secure the stocking loans outstanding as of December 31, 2011 and 2010, respectively (See Note 6). The weighted average effective interest rate on the borrowings as at December 31, 2011 was 6.24% (2010: 5.5%).

Bills payable for both periods presented represent letters of credit obtained for the purchase of motor vehicles and are interest free. Once the bills payable are due, the bills payable are converted to bank borrowings.

NOTE 12. LONG-TERM BORROWINGS

Maturities of long-term borrowings (excluding discounts) outstanding at December 31, 2011, are summarized as follows

Unsecured bank borrowings
2012	$ -

The Company’s long-term borrowings are mainly used for working capital purposes. The interest rates are generally based on the bank's best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the year ended December 31, 2010 was 5.5% per annum. The weighted average effective interest rate on the long-term borrowings as at December 31, 2010 was 5.5%.

NOTE 13. DEPOSITS RECEIVED

The deposits received mainly represent the amounts received from customers to secure the purchase of new vehicles. The customer is required to make a deposit when a sales contract is executed between the customer and the Company and the amount of deposit being made is in accordance to the terms and conditions of the sales contract.

NOTE 14. OTHER CURRENT LIABILITIES

Other current liabilities by major categories at December 31 are summarized as follows:

	2011	2010
Accruals	$7,609,517	$1,146,914
Other payables	2,784,946	4,110,255
	$10,394,463	$5,257,169

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

Amounts due from/to affiliates are unsecured, interest free and are generally payable/repayable on demand.

Our policy for evaluating the collectability of amounts due from affiliates is similar to our other receivables. The Company periodically considers a provision for uncollectable portions of the amounts due from affiliates based on management’s evaluation of the collectability of amounts due from affiliates by assessing, among other factors, the related party’s willingness and ability to pay, repayment history and general economic conditions.

NOTE 16. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2011, was 100,000,000 shares of common stock, par value $0.005. At December 31, 2011, 24,534,492 shares of common stock were issued and outstanding.

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

The following actions were also taken:

•	on April 7, 2006, prior management filed an amendment to the Company’s Articles of Incorporation purporting to create a class of 100,000,000 shares of “blank check” preferred stock (the “Preferred Stock Amendment”):

•	on August 16, 2006, prior management filed an amendment to the Company’s Articles of Incorporation purporting to designate 2,000,000 shares of the “blank check” preferred stock as “Series A Convertible Preferred Stock” (the “Certificate of Designation”); and

•	on December 18, 2006, an amendment to the Company’s Articles of Incorporation was filed by the Company purporting to increase the number of shares of authorized common stock from 100,000,000 shares to 400,000,000 shares (the “Common Stock Amendment”).

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

The 2005 Plan was filed with the Securities and Exchange Commission on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement. There have been no options granted under the 2005 Plan during the periods presented and 19,500 shares of common stock remained available for future issuance under the 2005 Plan as of December 31, 2011.

NOTE 18. INTEREST EXPENSES AND OTHER FINANCE COSTS

Interest expenses represent interest charged by banks and other financial institution on bank borrowings and stocking loans granted to the Company and are computed based on the applicable interest rates on the unpaid amounts of those bank borrowings or stocking loans. The range of effective interest rates on the Company’s borrowings for 2011 was 2.87% to 9.15% per annum (2010: 2.61% to 6.25% per annum).

Other finance costs were comprised of bank and administrative charges charged by banks on the opening and drawing of letters of credit. The bank and administrative charges are computed based on a certain percentage of the amount as per each individual letter of credit.

NOTE 19. BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

Business Segments

The Company operates in two business segments: Vehicles and Fashion Apparel. The Company’s reporting segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Vehicles segment consists primarily of the group of companies doing business as Auto Italia Limited, Dalian Auto Italia Car Trading Co., Limited and Nanjing Auto Italia Car Trading Co., Limited. The Vehicle segment includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts.

The Fashion Apparel segment consists primarily of CPMM (Asia) Limited. The Fashion Apparel segment provides wholesale and retailing of fashion apparel. Information by industry segment is set forth below for the years ended December 31:

2011	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$187,466,027	$-	-	-	$187,466,027
Inter-segment sales	-	-	-	-	-
Net sales	187,466,027	-	-	-	187,466,027

Results
Operating earnings/(loss)	1,872,734	(315)	(1,126,357)	-	746,062

Interest revenue	45,418	-	-	-	45,418

Interest expense	(1,579,123)	-	-	-	(1,579,123)

Other income	2,159,828	-	529,985	-	2,689,813

Profit before income taxes					1,902,170

Provision for income tax	(262,352)	-	(814)	-	(263,166)

Net earnings					1,639,004

2010	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$159,515,710	$98	$-	$-	$159,515,808
Inter-segment sales	-	-	-	-	-
Net sales	159,515,710	98	-	-	159,515,808

Results
Operating earnings/(loss)	3,212,716	(15,795)	(1,803,054)	-	1,393,867

Interest revenue	13,185	-	-	-	13,185

Interest expense	(1,022,314)	-	-	-	(1,022,314)

Other income	1,839,384	1,821	-	-	1,841,205

Profit before income taxes					2,225,943

Provision for income tax	(307,190)	-	-	-	(307,190)

Net earnings					1,918,753

2009	Vehicles	Fashion Apparel	Corporate	Elimination	Consolidated

Sales
External sales	$119,943,763	$1,307,497	$-	$-	$121,251.260
Inter-segment sales	-	-	-	-	-
Net sales	119,943,763	$1,307,497	-	-	121,251,260

Results
Operating loss	(4,493,421)	(2,144,760)	(1,458,121)	-	(8,096,302)

Interest revenue	18,721	-	-	-	18,721

Interest expense	(827,686)	(19,048)	-	-	(846,734)

Other income	946,982	38,144	-	-	985,126

Loss before income taxes					(7,939,189)

Provision for income tax	(30,025)	-	-	-	(30,025)

Net loss					(7,969,214)
F-24

	Vehicles	Fashion Apparel	Corporate	Consolidated
2011
Total assets	$78,046,582	$129	$150	$78,046,861
Depreciation and amortization	2,000,209	-	-	2,000,209
Capital expenditures	3,407,218	-	-	3,407,218

2010
Total assets	$63,215,342	$2,584,767	$456	$65,800,565
Depreciation and amortization	1,538,766	-	-	1,538,766
Capital expenditures	3,178,356	-	-	3,178,356

Geographic Information:

No segment information is provided as the Group only has one geographical segment. The Group’s reportable business segments are Vehicle and Fashion Apparel, which operations are located in Mainland China, Hong Kong and Macau. Sales were predominately made to customers located in Mainland China, Hong Kong and Macau.

NOTE 20. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation, Claims and Assessments

This Note should be read in conjunction with Note 16.

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

In the settlement, Bern Noble agreed to return to us for cancellation the 1,210,631 shares of common stock (which were derived from unauthorized shares of preferred stock), and the Company agreed to issue Bern Noble an equal number of new shares of common stock in consideration of the services previously rendered to the Company in 2006. The Company delivered the new shares in nine monthly installments, commencing on March 15, 2010. Delivery of all new shares is complete.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and Mainland China. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2011 are as follows by year:

2012	$5,142,487
2013	3,776,635
2014	2,918,552
2015	2,709,760
2016	2,123,253
Later years	2,724,162
$19,394,849
F-26

Rent expense for 2011, 2010 and 2009 was $4,595,245, $3,536,554 and $4,181,364, respectively.

Employment Agreements

The Company maintains employment agreements with its executive officers which extend through 2012. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of December 31, 2011, committed compensation to the executives and other key employees totaling approximately $262,650 (2010: $222,523) remain in effect.

NOTE 21. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during 2011, 2010 and 2009:

	Note	2011	2010	2009
Sales to:
- Affiliates	(a)	$10,611	$19,929	$194,456

Purchases from:
- Affiliates	(a)	186,326	226,529	977,698

Interest received from:
- Affiliates	(b)	-	-	650,107

Management fee paid to:
- Affiliates	(c)	510,910	358,499	397,889

Management fee received from:
- Affiliates	(c)	-	-	185,775

IT consultancy fee paid to:
- Affiliate	(c)	28,140	27,592	24,815

Rental paid to:
- Affiliates	(c)	-	-	15,226

Rental income received from:
- Affiliates	(c)	-	-	77,406

Building management fee paid to:
- Affiliates	(c)	-	-	3,100

Warehouse expenses paid to:
- Affiliates	(c)	-	-	15,359

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.
(b)	The loan advance to an affiliate is unsecured and interest free (2009: 5.5% per annum) and repayable on demand.
(c)	The transactions were carried out at terms agreed between both parties.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by Section 404A of the Sarbanes-Oxley Act of 2002 .  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Our internal control over financial reporting includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules and Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables set forth information regarding the Company’s current executive officers and directors. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position	Director Since
Richard Man Fai Lee	55	Chief Executive Officer, President and Chairman of the Board of Directors	November 2006

Herbert Adamczyk	71	Chief Operating Officer and Director	November 2006

Joseph Tik Tung Wong	55	Chief Financial Officer, Treasurer and Secretary	November 2006

Yun Fai Leung	55	Independent Non-Executive Director	November 2008

BUSINESS EXPERIENCE DESCRIPTIONS

The business background descriptions of the executive officers and directors are as follows:

Dr. Richard Man Fai Lee has served as the Company’s Chief Executive Officer and President since 2006. Dr. Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited, a Hong Kong Stock Exchange listed company and, through Corich Enterprises Inc., the controlling shareholder of Technorient. He is responsible for formulating the overall strategic planning and business development of Wo Kee Hong (Holdings) Limited and its group companies (the “Wo Kee Hong Group”), which include the Company. Dr. Lee has 32 years’ experience in marketing consumer products. He holds a bachelor’s degree and a master's degree in business administration from the University of Minnesota. In September 2006, Dr. Lee was granted the title of “Commander of the Order of the Star of Italian Solidarity” by Hon. Romano Prodi, then Prime Minister of Italy, in recognition of his contribution in advancing Italian business and culture in Hong Kong and Mainland China. He was also elected and served for two consecutive terms as the Chairman of the Radio Association of Hong Kong, the trade association of audio visual business in Hong Kong. He has been with the Wo Kee Hong Group for 28 years. We believe that Dr. Lee is qualified to serve on the Board of Directors based on his strong leadership skills, in-depth knowledge of the consumer products industry, and long history and experience with the Wo Kee Hong Group.

Herbert Adamczyk has served as the Company’s Chief Operating Officer since 2006. Mr. Adamczyk is also the Managing Director of Technorient. He has over 47 years of experience in the automotive trade in Hong Kong. Originally a semi-professional racing driver and a senior engineer with Volkswagen and Porsche in Germany, the Middle East and Hong Kong, Mr. Adamczyk has been with Technorient, a member of the Wo Kee Hong Group, for 29 years. We believe that Mr. Adamczyk is qualified to serve on the Board of Directors based on his strong background in the automotive industry and his long history and experience with the Wo Kee Hong Group.

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

OTHER KEY MANAGEMENT

Messrs. Lee, Adamczyk and Wong, whose biographical information is set forth above, together with Mr. John Newman, constitute the senior management of the Technorient Group:

John Newman - MIMI, has been Executive Vice President of the Company since 2007.  He is also the Deputy Managing Director of Auto Italia.  He has 24 years of experience with blue chip sports and luxury car manufacturers and importers, and was a director of a successful motor racing team in Europe.  He holds a Diploma in Business and Finance, is a qualified pilot and is a member of the Institute of the Motor Industry in the United Kingdom.  He is experienced in sales, marketing, distribution, dealer development, media communications and customer relationship management.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Richard Lee, our Chief Executive Officer, was also a director of Forward International Singapore (Private) Limited, Wo Kee Hong (Singapore) Pte Limited and Forward Electronics (Malaysia) Sdn. Bhd.  Forward International Singapore (Private) Limited and Wo Kee Hong (Singapore) Pte Limited had been dissolved pursuant to creditors’ winding-up proceedings commenced in the High Court of the Republic of Singapore based on an outstanding judgment debt on January 4, 2002 for the amount of Singapore Dollars 4,074,944.10 and Singapore Dollars 2,024,942.53, respectively. These winding-up proceedings concluded on September 8, 2005.  Creditors’ winding up proceedings of Forward Electronics (Malaysia) Sdn. Bhd. was commenced on February 13, 2008 at the High Court of Malaysia at Kuala Lumpur and was based on an outstanding judgment debt for the amount of Malaysian Ringgits 670,060.77.  These proceedings were concluded on April 29, 2009 upon the issuance of a winding-up order by the High Court

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Board Committees and Audit Committee Financial Expert

As of the date of this Annual Report, our Board of Directors has not appointed an audit, nominating or compensation committee.  However, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees, including audit, nomination and compensation committees as necessary and advisable in the future, to facilitate the management of our business.

Item 11. EXECUTIVE COMPENSATION

Director Compensation

We did not have any compensation agreements or arrangements with the members of our Board of Directors for their service on the Board for our fiscal year ended December 31, 2011.

SUMMARY OF COMPENSATION

Set out in the following table is information we are required to disclose with respect to the compensation of our executive officers for each of the last three fiscal years. The table only includes compensation information regarding our executive officers for which disclosure is required:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Richard Man Fai Lee,	2011	144,921	-	-	-	-	-	-	144,921
Chief Executive Officer	2010	144,921	-	-	-	-	-	-	144,921
and President (1)	2009	148,320	-	-	-	-	-	-	148,320

Herbert Adamczyk,	2011	96,614	-	-	-	-	-	-	96,614
Chief Operating Officer (2)	2010	96,614	-	-	-	-	-	-	96,614
	2009	98,880	-	-	-	-	-	-	98,880

Joseph Tik Tung Wong,	2011	60,384	-	-	-	-	-	-	60,384
Chief Financial Officer,	2010	60,384	-	-	-	-	-	-	60,384
Treasurer and Secretary (3)	2009	61,800	-	-	-	-	-	-	61,800

(1)	Dr. Richard Man Fai Lee was first appointed as Chief Executive Officer and President of the Company on November 6, 2006. Pursuant to the Employment Agreement effective November 6, 2011, Dr. Lee was re-appointed Chief Executive Officer and President of the Company.

(2)	Mr. Herbert Adamczyk was first appointed as Chief Operating Officer of the Company on November 6, 2006. Pursuant to the Employment Agreement effective November 6, 2011, Mr. Adamczyk was re-appointed Chief Operating Officer of the Company.

(3)	Mr. Joseph Tik Tung Wong was first appointed as Chief Financial Officer and Treasurer of the Company on November 6, 2006 and was appointed Secretary in October 2009. Pursuant to an Employment Agreement effective November 6, 2011, Mr. Wong was re-appointed Chief Financial Officer, Treasurer and Secretary of the Company.

Narrative Disclosure to Summary Compensation Table

The following are summaries of the Company’s employment agreements (collectively referred to hereinafter as the “Executive Employment Agreements”) with the executive officers described above. Copies of the Executive Employment Agreements were filed as exhibits to a Current Report on Form 8-K filed by the Company with the SEC on March 1, 2012 and are incorporated herein by reference. The descriptions in these summaries are qualified, in their entirety, by the text of such exhibits.

The Company entered into an Employment Agreement with Dr. Richard Man Fai Lee on March 1, 2012, effective as of November 6, 2011.  Pursuant to his new Employment Agreement, Dr. Lee was re-appointed Chief Executive Officer and President of the Company and his salary is equivalent to approximately US$126,072 per year for a term expiring December 31, 2012. Such salary is subject to an annual review and adjustment or no adjustment in the sole discretion of the Company. Dr. Lee is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Dr. Lee is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Dr. Lee incurs in connection with the performance of his duties. Dr. Lee is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

The Company entered into an Employment Agreement with Mr. Herbert Adamczyk on March 1, 2012, effective as of November 6, 2011.  Pursuant to his new Employment Agreement, Mr. Adamczyk was re-appointed Chief Operating Officer of the Company and his salary is equivalent to approximately US$84,048 per year for a term expiring December 31, 2012. Such salary is subject to an annual review and adjustment or no adjustment in the sole discretion of the Company. Mr. Adamczyk is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Adamczyk is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Adamczyk incurs in connection with the performance of his duties. Mr. Adamczyk is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

The Company entered into an Employment Agreement with Mr. Joseph Tik Tung Wong on March 1, 2012, effective as of November 6, 2011.  Pursuant to his new Employment Agreement, Mr. Wong was re-appointed Chief Financial Officer, Treasurer and Corporate Secretary of the Company and his salary is equivalent to approximately US$52,530 per year for a term expiring December 31, 2012. Such salary is subject to an annual review and adjustment or no adjustment in the sole discretion of the Company. Mr. Wong is also eligible for a bonus for each calendar year in an amount to be determined by the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Wong is also entitled to receive reimbursements for all reasonable and necessary business and entertainment expenses, including but not limited to expenses for business development, travel, meals and accommodations that Mr. Wong incurs in connection with the performance of his duties. Mr. Wong is also entitled to all insurance and other benefit plans and policies maintained for the Company’s senior executives, as well as being entitled to coverage under the Company’s indemnification policies and director and officer liability policies in amounts reasonably determined by the Company.

All of the above-described Employment Agreements state that the executive officer’s (the “Executive”) employment may be terminated prior to the expiration the agreement’s term upon the occurrence of the following: (a) voluntary termination of the agreement by the Executive giving two (2) months’ notice in writing; (b) the Executive’s death; (c) upon termination of the Executive by the Company for “cause”, which is defined as any of the following: (i) the Executive is convicted of, or pleads nolo contendere to, a felony, (ii) the Executive has committed an act of fraud, bad faith or willful misconduct against the Company that is materially detrimental to the Company, or (iii) the Executive has materially breached any of the terms of this Agreement after written notice has been provided by the Company to the Executive regarding the specific nature of such breach and the Executive fails to cure such breach within thirty (30) days; (d) upon the good faith determination of the Board that the Executive has become so physically or mentally incapacitated or disabled as to be unable to satisfactorily perform his duties hereunder for a period of one hundred twenty (120) consecutive calendar days or for one hundred eighty (180) days in any three hundred sixty (360) day period, such determination based upon a certificate as to such physical or mental disability issued by a licensed physician and/or psychiatrist (as the case may be) mutually agreed upon by the Executive and the Company; (e) upon termination of the Executive by the Company for any reason other than for “cause” as defined in (c) above; and (f) upon termination by the Executive of his/her employment for “good reason” which is defined as the occurrence of any of the following events without the express written consent of the Executive: (i) reduction in the Executive's Salary or the benefits set forth above, and (ii) the Company breaching any of the terms of the Employment Agreement.

TERMINATION OR CHANGE-IN-CONTROL

SEC regulations require us to disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Under our 2005 Equity Incentive Plan any unvested options will, under certain circumstances, become immediately exercisable in the event of certain mergers or similar transactions involving the Company or in the event of the dissolution or liquidation of Company. However, no options, stock bonuses or stock awards have been granted to our named executive officers as of December 31, 2011 under our 2005 Equity Incentive Plan.

Pursuant to the Executive Employment Agreements with all of our Company’s named executive officers that are described more fully above under the section “Narrative Disclosure To Summary Compensation Table”, in the event an executive officer's voluntarily terminates his employment with the Company or such officer is terminated by the Company “for cause,” (these triggering events are collectively referred to as “Trigger Events A”) the Company is obligated to pay to the executive officer or his representatives on the date of termination of employment (“Termination Date”): (a) all salary compensation as is due under the Executive Employment Agreement, prorated through the Termination Date; (b) all expense reimbursements due and owed to the executive officer through the Termination Date, including reimbursements for reasonable and necessary business expenses incurred prior to the Termination Date, as long as the Executive submits a an itemized written accounting of such expenditures within forty-five (45) days of the Termination Date; and (c) all benefits due the Executive, including benefits under insurance, group health and retirement benefit plans in accordance with the Company's standard policy, if any, through the Termination Date.

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

The 2005 Plan is administered and interpreted by a committee consisting of two or more members of the Company's Board of Directors. The 2005 Plan was filed with the SEC on June 2, 2005 as an Exhibit to a Form S-8 Registration Statement.  As of December 31, 2011, there were 2,402,500 shares of common stock (before adjustment for the stock split taken place on December 7, 2007) issued and no options granted and outstanding under the 2005 Plan, and 19,500 shares of common stock (as adjusted for the reverse stock split in December 2007) were available for options, stock awards and stock bonus grants.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents certain information with respect to the beneficial ownership of our common stock as of March 21, 2012 by the following persons:

•	each of our directors;
•	each of our executive officers named in the Summary Compensation Table under “Item 6. EXECUTIVE COMPENSATION – Summary Compensation Table”;
•	each person known by us to beneficially own more than 5% of any class of our outstanding voting securities; and
•	all of our directors and executive officers as a group.

As of March 21, 2012, there were 24,534,492 shares of common stock outstanding.

As used in the table below, the term “beneficial ownership” is defined by the SEC’s rules to mean:

•	the sole or shared power to vote, or to direct the voting of, a security, or
•	the sole or shared power to dispose of, or to direct the disposition of, a security.

Information contained in this table does not necessarily indicate beneficial ownership for any other purpose, such as under any tax law.  This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address of each beneficial owner listed below is 28/F, King Palace Plaza, No. 52A Sha Tsui Road, Tsuen Wan, N.T. Hong Kong.  Applicable percentages are based upon 24,534,492 voting shares of common stock outstanding as of March 21, 2012.

Name of Executive Officers and Directors	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (%)
Richard Man Fai Lee, CEO, President and Chairman	0	(1)	0
Herbert Adamczyk, Chief Operating Officer and Director	3,084,665		12.6
Joseph Tik Tung Wong, Chief Financial Officer, Treasurer and Secretary	0		0
Yun Fai Leung, Director	0		0
Name of Principal Stockholders (5% Beneficial Owners)
Corich Enterprises Inc.	12,211,569	(2)	49.8
Wo Kee Hong (Holdings) Limited	12,211,569	(2)	49.8
Wo Kee Hong (B.V.I.) Limited	12,211,569	(2)	49.8
Main Pacific Ltd.	1,460,000	(3)	6.0
All directors and executive officers as a group (4 persons)	3,084,665		12.6

* denotes holdings of less than 1%

(1)	Dr. Richard Man Fai Lee is the Executive Chairman and Chief Executive Officer of Wo Kee Hong (Holdings) Limited. Dr. Lee is one of the beneficiaries of a discretionary trust the trustee of which holds a 23.70% interest in Wo Kee Hong (Holdings) Limited. Dr. Lee personally hold approximately 8.37% interest in Wo Kee Hong (Holdings) Limited. Dr. Lee disclaims beneficial ownership of the shares of the Company beneficially owned by Wo Kee Hong (Holdings) Limited.

(2)	Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc., which, is the direct stockholder of record of these shares. All three of these entities share voting power over these shares.

(3)	Main Pacific Ltd.’s address is c/o Vision AS, L20 Far East Consortium Building, 121 Des Voeux Road Central, Hong Kong, SAR.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Set forth below is a summary of significant transactions among certain related parties and the Company during the years ended December 31, 2011, 2010 and 2009.  Wo Kee Hong (Holdings) Limited wholly owns Wo Kee Hong (B.V.I.) Limited, an intermediate holding company that, in turn, wholly owns Corich Enterprises Inc.  All of these entities own beneficially 49.8 % of our common stock.  Corich Enterprises Inc. is the direct stockholder of record of these shares.  All three of these entities share voting power over these shares.

	Note	2011	2010	2009
		$	$	$
Sales to:
- Wo Kee Hong Limited, Affiliate	(a)	-	-	186,762
- Auto Sportiva Limited. Affiliate	(a)	-	-	233
- Noble Brand Investments Limited, Affiliate	(a)	-	-	593
- Wo Kee Administration Limited, Affiliate	(a)	10,611	19,040	6,867
-Keyforce Holdings Limited, Affiliate	(a)	-	889	-

Purchases from:
- Wo Kee Hong Limited, Affiliate	(a)	172,779	226,529	389,966
- Wo Kee Services Limited, Affiliate	(a)	-	-	474
- Auto Sportiva Limited, Affiliate	(a)	-	-	570,372
- Dr Richard Lee. Director	(a)	-	-	600,000
- Grow Bright Limited, Affiliate	(a)	-	-	16,886
- Binda WKH (Greater China) Limited, Affiliate	(a)	533	-	-
- Mr. Michael Adamczyk, Affiliate	(a)	13,014	-	-

Interest received from:
- Auto Sportiva Limited, Affiliate	(b)	-	-	177,494
- Keyforce Holdings Limited, Affiliate	(b)	-	-	317,963
- Keyforce (BVI) Limited, Affiliate	(b)	-	-	154,651
- Wo Kee Hong (Holdings) Limited. Affiliate	(b)	-	-	-

Management fee received from:
- Auto Sportiva Limited, Affiliate	(c)	-	-	108,369
- Keyforce Holdings Limited, Affiliate	(c)	-	-	38,703
- Noble Brand Investment Limited, Affiliate	(c)	-	-	38,703

Management fee paid to:
- Wo Kee Administration Limited. Affiliate	(c)	510,910	358,499	397,889

Building management fee from:
- Wo Kee Hong Limited, Affiliate	(c)	-	-	1,966
- Wo Kee Services Limited, Affiliate	(c)	-	-	851
- Wo Kee Administration Limited, Affiliate	(c)	-	-	284

IT consultancy fee paid to:
- Mr. Michael Adamczyk, Affiliate	(c)	28,140	-	-

Rental from:
- Auto Sportiva Limited. Affiliate	(c)	-	-	77,406

Rental paid to:
- Wo Kee Services Limited, Affiliate	(c)	-	-	4,114
- Wo Kee Hong Limited, Affiliate	(c)	-	-	9,805
- Wo Kee Administration Limited, Affiliate	(c)	-	-	1,307

Warehouse expenses paid to:
- Wo Kee Services Limited, Affiliate	(c)	-	-	5,554
- Wo Kee Administration Limited, Affiliate	(c)	-	-	9,806

Notes:

(a)  The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)  The loan advance to an affiliate is unsecured, interest free. (2009: 5.5% per annum) and repayable on demand.

(c)  The transactions were carried out at terms agreed between both parties.

Settlement of HEL Litigation

On December 19, 2008, the Company filed an action, styled China Premium Lifestyle Enterprise, Inc. v. Happy Emerald Limited, et al. , in the United States District Court, Central District of California, Case No. SACV08-1439 (the “Federal Court Action”), asserting claims for Securities Fraud, Breach of Contract, Fraud, Conversion, Unjust Enrichment, Constructive Trust, Breach of Fiduciary Duty and Declaratory Relief.  The Company named Happy Emerald Ltd., a purported British Virgin Islands corporate entity (“HEL”), Global Premium Brands Co., Inc., a defunct California corporation , Global Premium Brands Co., Inc., a Nevada corporation, Fred De Luca, Charles Miseroy, Delia Rodriguez, Robert G. Pautsch, Richard Cabo, Federico Cabo, Bern Noble Ltd., a Nevada corporation (“Bern Noble”) and C&H Capital, Inc., a Georgia corporation, as defendants (collectively, the “Defendants”).

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

In connection with the settlement of the Federal Court Action, on March 1, 2010, Bern Noble agreed to return the 1,210,631 shares of common stock (which were derived from unauthorized shares of preferred stock) to the Company for cancellation and the Company agreed to issue Bern Noble an equal number of new shares of common stock in consideration of the services previously rendered to the Company in 2006. We agreed to issue the new shares in nine monthly installments, commencing on March 15, 2010. All new shares have now been issued and the matter is concluded.

DIRECTOR INDEPENDENCE

We intend to review and select additional candidates to serve on our Board of Directors. Currently, one of the directors serving on our board is “independent,” within the meaning of the applicable federal securities laws.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2011	December 31, 2010
(i) Audit Fees	$210,974	$765,746
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$210,974	$765,746

Audit Fees. These fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim condensed consolidated financial statements included in the Company’s periodic reports, statutory and regulatory filings or engagements.

Audit-Related Fees. These fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2011 or 2010.

Tax Fees. These fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax fees in fiscal 2011 or 2010.

All Other Fees. These fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2011 or 2010.

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

Exhibit No.	Description

3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

3.5	Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on April 7, 2006. (12)
56

3.6	Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Designation to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on August 16, 2006. (12)

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 18, 2006. (12)

3.8	Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 7, 2007. (12)

10.1	Share Exchange Agreement dated July 15, 2006 among the Company, Fred De Luca, Corich Enterprises, Inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006. (4)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (4)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (4)

10.4	Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. (4)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III. (4)

10.6	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

10.7	Import and distribution agreement for Hong Kong and Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

10.8	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

10.9	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

10.10	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

10.11	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.12	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.13	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

10.14	Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004. (4)

10.15	Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004. (4)

10.16	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

10.17	Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (4)

10.18	Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

10.19	Side Agreement in respect of Transfer of Equity Interest of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

10.20	Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (4)

10.21	License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008. (7)

10.22	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

10.23	Reformation, dated May 5, 2009, of Share Exchange Agreement. (8)

10.24	Supplemental Deed dated June 24, 2009. (9)

10.25	Settlement Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc., Fred De Luca, Federico Cabo, Robert Pautsch, Charles Miseroy, Delia Rodriguez, Global Premium Brands Co., Inc., a California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Bern Noble, Ltd., Edward W. Withrow, III and Kyle Withrow. (10)

10.26	Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc. and Bern Noble, Ltd. (10)

10.27	Employment Agreement by and among Richard Man Fai Lee and the Company effective November 6, 2011. (5)

10.28	Employment Agreement by and among Herbert Adamczyk and the Company effective November 6, 2011. (5)

10.29	Employment Agreement by and among Joseph Tik Tung Wong and the Company effective November 6, 2011. (5)

14	Code of Business Conduct and Ethics. (11)

21	List of Significant Subsidiaries. (*)

23.1	Consent of HLB Hodgson Impey Cheng. (*)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(*)	Filed herewith as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2011.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2009 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2010 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.
(Registrant)

Date: March 30, 2012	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Man Fai LEE	Chief Executive Officer, President	March 30, 2012
Richard Man Fai LEE	and Chairman of the Board

/s/ Joseph Tik Tung WONG	Chief Financial Officer, Treasurer and Secretary	March 30, 2012
Joseph Tik Tung WONG

/s/ Herbert ADAMCZYK	Chief Operating Officer and Director	March 30, 2012
Herbert ADAMCZYK

/s/ Yun Fai LEUNG	Director	March 30, 2012
Yun Fai LEUNG

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, dated as of April 19, 2004. (1)

3.2	By-Laws of Xact Aid Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation, effective date December 27, 2006. (2)

3.4	Certificate of Amendment to Articles of Incorporation, effective date December 7, 2007. (3)

3.5	Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on April 7, 2006. (12)

3.6	Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Designation to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on August 16, 2006. (12)

3.7	Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Amendment to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 18, 2006. (12)

3.8	Certificate of Correction, as filed with the Nevada Secretary of State on April 29, 2010, to Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of China Premium Lifestyle Enterprise, Inc., as originally filed with the Nevada Secretary of State on December 7, 2007. (12)

10.1	Share Exchange Agreement dated July 15, 2006 among the Company, Fred De Luca, Corich Enterprises, Inc., Herbert Adamczyk and Technorient Limited, incorporated by reference from the Form 8-K/A filed with the SEC on July 28, 2006. (4)

10.2	Consultancy Services Agreement dated July 15, 2006 by and between Xact Aid, Inc. and Happy Emerald Limited. (4)

10.3	Stock Purchase dated as of May 24, 2006 between Xact Aid, Inc. and Nexgen Biogroup, Inc. incorporated by reference from the Form 8-K filed with the SEC on June 15, 2006. (4)

10.4	Conversion Agreement dated as of July 26, 2006 among Xact Aid, Inc. on the one hand, and AJW Partners LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. (4)

10.5	Conversion Agreement between Xact Aid, Inc. and Edward W. Withrow, III. (4)

10.6	Shareholders’ Agreement dated March 31, 1993, by and among Herbert Adamczyk, Klaus Jurgen Dorr, Andrew Ronald Turner, Happyland Company Limited and Corich Enterprises Inc. (4)

10.7	Import and distribution agreement for Hong Kong and Macau, dated January 1, 1992, by and between Ferrari S.p.A. and Italian Motors (Sales & Service) Limited. (4)

10.8	Letter of variation to “Import and Distribution Agreement” dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) limited and Auto Italia Limited. (4)

10.9	Deed of Indemnity, dated November 27, 2003, by and among Ferrari S.p.A., Italian Motors (Sales & Service) Limited and Auto Italia Limited. (4)

10.10	Letter to vary the “Import and Distribution Agreement” dated July 23, 2004, by and between Italian Motors (Sales & Service Limited) and Ferrari S.p.A. (4)

10.11	Import and distribution agreement for Hong Kong and the Guangdong province of the People’s Republic of China, dated January 1, 1996, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.12	Letter to vary the agreement, dated May 25, 2005, by and between Maserati S.p.A. and Auto Italia Limited. (4)

10.13	Services Agreement, dated July 1, 2002, by and between Italian Motors (Sales & Service) Limited, Auto Italia Limited and Herbert Adamczyk. (4)

10.14	Equity Joint Venture Agreement relating to the establishment of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated March 23, 2004. (4)

10.15	Articles of Association of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Italian Motors (Sales & Service) Limited and Ferrari S.p.A, dated March 23, 2004. (4)

10.16	Services Agreement by and between Auto Italia Limited and Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., dated November 4, 2004. (4)

10.17	Declaration of Trust in respect of Equity Interest of Dalian F.T.Z. Italian Motors Trading Co., Ltd., by and between Ko Mei Wah and Italian Motors (Sales & Service) Limited, dated December 19, 2005. (4)

10.18	Equity Interest Transfer Agreement in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and between Italian Motors (Sales & Service) Limited and Ferrari S.p.A., dated December 30, 2005. (4)

10.20	Side Agreement relating to Amended and Restated Equity Joint Venture Contract in respect of Ferrari Maserati Cars International Trading (Shanghai) Co., Ltd., by and among Poly Technologies, Inc., Ferrari S.p.A., Italian Motors (Sales & Service) Limited and CTF Luxury Goods (China) Limited, dated July 18, 2006. (4)

10.21	License and Supply Agreement (the schedules have been omitted. The Company hereby undertakes to furnish such schedules to the Commission supplementally upon request) by and between Akkurate Ltd., Falber Confezioni S.R.L., CPMM (Asia) Ltd. and the Company, dated January 18, 2008. (7)

10.22	Distributor Agreement by and between King Express Group Limited and Agusta S.p.A. dated October 30, 2007. (2)

10.23	Reformation, dated May 5, 2009, of Share Exchange Agreement. (8)

10.24	Supplemental Deed dated June 24, 2009. (9)

10.25	Settlement Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc., Fred De Luca, Federico Cabo, Robert Pautsch, Charles Miseroy, Delia Rodriguez, Global Premium Brands Co., Inc., a California corporation, Global Premium Brands Co., Inc., a Nevada corporation, Bern Noble, Ltd., Edward W. Withrow, III and Kyle Withrow. (10)

10.26	Agreement, effective March 1, 2010, by and among China Premium Lifestyle Enterprise, Inc. and Bern Noble, Ltd. (10)

10.27	Employment Agreement by and among Richard Man Fai Lee and the Company effective November 6, 2011. (5)

10.28	Employment Agreement by and among Herbert Adamczyk and the Company effective November 6, 2011. (5)

10.29	Employment Agreement by and among Joseph Tik Tung Wong and the Company effective November 6, 2011. (5)

14	Code of Business Conduct and Ethics. (11)

21	List of Significant Subsidiaries. (*)

23.1	Consent of HLB Hodgson Impey Cheng. (*)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. (*)

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302. (*)

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Letter to Shareholders, dated June 18, 2007. (6)

99.2	Letter of Resignation from Federico G. Cabo dated March 27, 2008. (2)

(*)	Filed herewith as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2011.

(1)	Filed as an exhibit to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on November 26, 2004 (File No. 333-120807) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2009 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2010 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010 and incorporated herein by reference.