Form 10-Q
period 2012-03-31
China Premium Lifestyle Enterprise, Inc.
filed 2012-05-15
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Yes   ☐ No   ☒

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on May 11, 2012 was 24,534,492.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,330,295	$6,854,225
Restricted cash	8,680,555	9,010,016
Trade receivables, net of provision	5,045,289	7,186,377
Inventory, net	35,545,352	27,118,613
Prepayments	1,457,802	1,804,203
Other current assets	7,356,441	8,600,437
Amounts due from affiliates	12,435,011	10,741,260
Total current assets	72,850,745	71,315,131
Property and equipment, net	6,477,544	6,692,096
Goodwill	39,656	39,634
Total assets	$79,367,945	$78,046,861

LIABILITIES AND STOCKHOLDERS’ equity
Current liabilities:
Short-term borrowings	$31,324,627	$26,994,853
Trade payables	5,998,148	4,573,002
Deposits received	25,863,653	25,418,694
Other current liabilities	6,142,641	10,394,463
Amounts due to affiliates	4,414,945	3,891,848
Total current liabilities	73,744,014	71,272,860

TOTAL LIABILITIES	73,744,014	71,272,860

Commitments and Contingencies

Stockholders' equity
Common stock Authorized: 100,000,000 common stock, par value $0.005 Issued and outstanding: 24,534,492 shares as at March 31, 2012; (24,534,492 shares as at December 31, 2011)	122,672	122,672
Additional paid-in-capital	4,113,055	4,113,055
Accumulated other comprehensive income	396,156	389,134
Accumulated deficit	(6,518,598)	(5,916,201)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY	(1,886,715)	(1,291,340)
Noncontrolling interests	7,510,646	8,065,341
TOTAL EQUITY	5,623,931	6,774,001

TOTAL LIABILITIES AND EQUITY	$79,367,945	$78,046,861

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended March 31,
	2012	2011
Sales:
New and used vehicles	$42,210,861	$38,774,739
Parts and services and others	4,593,727	3,614,663
Net sales	46,804,588	42,389,402

Cost of sales:
New and used vehicles	(39,130,444)	(35,318,622)
Parts and services and others	(1,473,049)	(1,252,530)
Total cost of sales	(40,603,493)	(36,571,152)

Gross profit:
New and used vehicles	3,080,417	3,456,117
Parts and services and others	3,120,678	2,362,133
Total gross profit	6,201,095	5,818,250

Selling, general and administrative expenses	(6,840,716)	(4,702,481)

Operating (loss) / earnings	(639,621)	1,115,769

Other income (expenses)
Interest expenses and other finance costs	(544,761)	(320,002)
Other (expenses) / income	183,572	163,952
Total other income / (expenses)	(361,189)	(156,050)

(Loss) / earnings before income taxes	(1,000,810)	959,719

Provision for income taxes	(169,329)	(14,503)

(Loss)/ earnings including noncontrolling interests	$(1,170,139)	$945,216

Net (loss) / earnings attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	(602,397)	411,921
Noncontrolling interests	(567,742)	533,295

	$(1,170,139)	$945,216

(Loss) / earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$(0.0246)	$0.0168

Diluted	$(0.0246)	$0.0168

Weighted average number of common stock outstanding
Basic	24,534,492	24,534,492

Diluted	24,534,492	24,534,492

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2012	2011
Operating activities:
Net (loss) / earnings including noncontrolling interests	$(1,170,139)	$945,216
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	590,379	469,076
Disposal of property and equipment	68,095	(15,589)
Provision for bad debts written back	26,968	44,427
Provision for inventory	38,349	85,358
Other non-cash items	4,632	22,999
Changes in operating assets and liabilities:
Trade receivables	2,114,120	2,438,393
Other current assets and prepayments	1,590,397	(972,643)
Inventory	(8,465,088)	(6,922,512)
Trade payables	1,425,146	(1,635,325)
Other current liabilities and deposits received	(3,806,863)	(1,577,191)
Net cash used in operating activities	(7,584,004)	(7,117,791)

Investing activities:
Purchases of property and equipment	(1,599,417)	(559,318)
Proceeds from disposal of property and equipment	1,170,910	386,453
Decrease / (increase) in restricted cash	329,461	(1,281,313)
Net cash used in investing activities	(99,046)	(1,454,178)

Financing activities:
(Advances to) / repayment from affiliates	(1,170,654)	99,857
Increase in borrowings and bills payable	4,329,774	4,599,006
Net cash provided by financing activities	3,159,120	4,698,863

Decrease in cash and cash equivalents	(4,523,930)	(3,873,106)

Cash and cash equivalents at beginning of the period	6,854,225	8,109,615

Cash and cash equivalents at end of the period	$2,330,295	$4,236,509

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$544,761	$320,022
Income taxes	-	-

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

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Segment reporting

The Company determines and classifies its operating segments in accordance with Accounting Standard Codification (“ASC”) 280 Segment Reporting (“ASC 280”).  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  Having scaled down the fashion apparel business, the Company’s single reportable segment is motor vehicle retailing, which includes the sale of new and used vehicles, the provision of vehicle maintenance and repair services and the sale of vehicle parts.

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

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the three months ended March 31, 2012 and 2011, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

Our Company’s business, assets and operations are currently focused on the sale of new and used vehicles, the provision of vehicle maintenance and repair services, and the sale of vehicle parts in Hong Kong and the People’s Republic of China (“Mainland China”). Accordingly, the Company is affected to a significant degree by economic, political and legal developments in Hong Kong and Mainland China.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements have been issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), or the SEC that would have a material impact on the Company.

NOTE 4. (LOSS)/EARNINGS PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended March 31:

	Three months ended March, 31
	2012	2011
Numerator:
Net (loss) / earnings attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(602,397)	$411,921

Denominator:
Weighted average common stock	24,534,492	24,534,492

Basic net (loss) / earnings per share	$(0.0246)	$0.0168

Diluted net (loss) / earnings per share	$(0.0246)	$0.0168

NOTE 5. INVENTORY, NET

Inventory by major categories are summarized as follows:

	March 31,	December 31,
	2012	2011
New vehicles	$24,169,733	$18,240,172
Used vehicles	7,648,401	5,150,586
Parts, accessories and others	3,727,218	3,727,855
	$35,545,352	$27,118,613

Vehicles included in inventory of approximately $16,670,285 and $13,321,561 were pledged to secure the stocking loan and other loans outstanding as of March 31, 2012 and December 31, 2011, respectively (See Note 6).

NOTE 6. BORROWINGS

The Company's borrowings are summarized as follows:

	March 31,	December 31,
	2012	2011

Bank borrowings	$17,345,578	$17,285,046
Bank overdraft	246,373	126,852
Stocking loans provided by banks	13,457,241	9,172,763
Unsecured bank borrowings	275,435	410,192
Short-term borrowings	$31,324,627	$26,994,853

Vehicles included in inventory of approximately $16,670,285 and $13,321,561 were pledged to secure the stocking loan and other loan outstanding as of March 31, 2012 and December 31, 2011, respectively.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	March 31,	December 31,
	2012	2011

Accruals	$2,654,429	$7,609,517
Other payables	3,488,212	2,784,946
	$6,142,641	$10,394,463

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at March 31, 2012, was 100,000,000 shares of common stock, par value $0.005.  At March 31, 2012, 24,534,492 shares of common stock were issued and outstanding.

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

Addison-Davis Litigation

 On or about December 1, 2009, we were made aware that the Company had been named as a co-defendant in a state court action, Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA. Formal service was effected on April 28, 2010. In the action, the plaintiff, which was the former parent company of China Premium, alleged that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006. As a result of such alleged conduct, the plaintiff alleged that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets. The plaintiff alleged that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006. In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the plaintiff’s complaint were granted with leave to the plaintiff to amend its complaint within 30 days. The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend. The plaintiff then filed a second amended complaint on November 15, 2010. In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting. The Company filed a demurrer challenging all claims asserted against it in the second amended complaint. Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend. A judgment of dismissal was entered by the court on March 9, 2011. On March 10, 2011, a notice of entry of judgment was served on all parties to the action. Plaintiff had 60 days following service of the notice of entry of judgment to file a notice of appeal with the court. That deadline passed without the Company being served with a timely notice of appeal. As such, as to the Company, this action has been fully resolved in the Company’s favor.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and Mainland China. Minimum future rental payments required under non-cancellable operating leases in effect as of March 31, 2012 are as follows:

2012	$3,686,725
2013	3,675,242
2014	2,807,927
2015	2,730,257
2016	2,141,816
Later years	2,752,413
$17,794,380

Rent expense for the three months ended March 31, 2012 and 2011 was $1,344,035 and $1,060,849, respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2012. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of March 31, 2012, committed compensation to the executives and other key employees totaling approximately $196,988 (December 31, 2011: $262,650) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a)        The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months ended March 31 is as follows:

	China Premium Lifestyle Enterprise, Inc. common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
At January 1, 2012	$(5,916,201)	$389,134	$8,065,341	$2,538,274
Net loss	(602,397)	-	(567,742)	(1,170,139)
Translation adjustments	-	7,022	13,047	20,069
At March 31, 2012	$(6,518,598)	$396,156	$7,510,646	$1,388,204

	China Premium Lifestyle Enterprise, Inc. common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2011	$(6,414,586)	$335,139	$6,850,456	$771,009
Net earnings	411,921	-	533,295	945,216
Translation adjustments	-	18,013	12,744	30,757
At March 31, 2011	$(6,002,665)	$353,152	$7,396,495	$1,746,982

(b) Condensed consolidated statement of comprehensive income (loss)

	Three months ended March 31,
	2012	2011
Net (loss) / income including noncontrolling interest	$(1,170,139)	$945,216
Other comprehensive income, net of tax:
Translation adjustments	20,069	30,757
Comprehensive income including noncontrolling interest	(1,150,070)	975,973
Comprehensive (income) / loss attributable to noncontrolling interest:
Net loss / (income)	567,742	(533,295)
Translation adjustments	(13,047)	(12,744)
Comprehensive (loss) / income attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(595,375)	$429,934

NOTE 11. BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

Business Segments

Having scaled back its Fashion Apparel business, the Company now operates in a single business segment: Vehicles. The Company’s reporting segment is strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

The Vehicles segment consists primarily of the group of companies doing business as Auto Italia Limited, Nanjing Auto Italia Car Trading Co., Limited, Dalian Auto Italia Car Trading Co., Limited and Success Master (Shanghai) Consultancy Ltd. The Vehicles segment includes sales of new and used vehicles, provision of vehicle maintenance and repair services and sales of vehicle parts.

Information by industry segment is set forth below for the three months ended March 31:

Three months ended March 31, 2012	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$46,804,588	-	-	$46,804,588
Inter-segment sales	-	-	-	-
Net sales	46,804,588	-	-	46,804,588

Results
Operating loss	(582,703)	(56,918)	-	(639,621)

Interest revenue	18,335	-	-	18,335

Interest expense	(544,761)	-	-	(544,761)

Other income	165,237	-	-	165,237

Loss before income taxes				(1,000,810)

Provision for income tax	(169,329)	-		(169,329)

Net loss				(1,170,139)

Three months ended March 31, 2011	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$42,389,402	-	-	$42,389,402
Inter-segment sales	-	-	-	-
Net sales	42,389,402	-	-	42,389,402

Results
Operating earnings / (loss)	1,216,229	(100,460)	-	1,115,769

Interest revenue	5,210	-	-	5,210

Interest expense	(320,002)	-	-	(320,002)

Other income	158,742	-	-	158,742

Profit before income taxes				959,719

Provision for income tax	(14,503)	-		(14,503)

Net earnings				945,216

	Vehicles	Corporate	Consolidated
2012
Total assets	$79,367,666	$279	$79,367,945
Depreciation and amortization	590,379	-	590,379
Net capital expenditures	1,599,417	-	1,599,417

2011
Total assets	$65,460,004	$606	$65,460,610
Depreciation and amortization	469,076	-	469,076
Net capital expenditures	559,318	-	559,318

Geographic Information

No geographical segment information is provided as the Company only has one geographical segment.  The Company operates as a single reportable business segment with operations located in Mainland China, Hong Kong and Macau. Sales were predominately made to customers located in the Mainland China, Hong Kong and Macau.

NOTE 12. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months ended March 31:

		Three months ended March 31,
	Notes	2012	2011
Sales to:
- Affiliates	(a)	$4,414	$3,133

Purchases from:
- Affiliates	(a)	7,536	5,209

Management fee paid to:
- Affiliates	(b)	128,149	127,667

IT Consultancy fee paid to:
- Affiliates	(b)	4,711	4,937

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The transactions were carried out at terms agreed between both parties.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the SEC and other reports and public statements.  These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize.  Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, (a) general economic conditions in the Hong Kong Special Administrative Region (“Hong Kong”), the Macau Special Administrative Region (“Macau”) and Mainland China; (b) regulatory factors in Hong Kong, Macau and Mainland China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) our exposure to foreign currency fluctuations, (f) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Financial Condition, Liquidity and Capital Resources;” (g) whether worldwide economic conditions or political instability will negatively affect the automobile retail industry in Hong Kong, Macau and Mainland China and other factors or conditions described in Item 1A – Risk Factors in Part I of our 2011 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Condensed Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

COMPANY OVERVIEW

The main business of the Company is its 49% ownership interest in Technorient Limited, a Hong Kong corporation (“Technorient”).  The business of Technorient and its subsidiaries consists of the importation, distribution and after-sales service of Italian Ferrari® and Maserati® branded automobiles and spare parts in Hong Kong, Macau and Mainland China.  We have five automobile sales and service locations in Hong Kong and four in Mainland China (Dalian (two locations), Nanjing and Shanghai).

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

For the three months ended March 31, 2011 and 2012, our new vehicles sales increased approximately $5.5 million or 17.5% from approximately $31.5 million to approximately $37 million, while the number of new vehicles sold increased 6% for the same period.  Used vehicles sales decreased approximately $2.1 million or 28.8% from approximately $7.3 million for the three months ended March 31, 2011 to approximately $5.2 million over the same period of 2012.  The number of used vehicles sold decreased by 28.6% over the same period in 2011.

In addition, for the three months ended March 31, 2011 and 2012, we had gross revenues from maintenance repair services and the sale of automobile parts of $3.6 million and $4.6 million, respectively.

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

We believe that we have a strong brand mix of attractive automobiles to sell.  Given the exclusive nature and extremely limited production of Ferrari® and Maserati® automobiles, our customers are willing to place material deposits in advance in order to secure their new cars.  As of March 31, 2012, we had received customer deposits of approximately $25,864,000.  We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price.  We retain no credit risk.  Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability.  The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix.  The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service.  Due to the current demand for new vehicles we expect our overall gross profit margin to increase.  We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits.  Operating results are generally subject to changes in the economic environment and seasonal variations.  We tend to generate more revenue and operating income in the second half of the calendar year than the first half.  Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things.  For the three months ended March 31, 2012 our sales and revenue have increased as a reflection of the improvement in the economy in our markets.  As a result of the improved economy in our markets, our used vehicles and parts and service business have also grown substantially.

Our sales outlook for the balance of 2012 is optimistic inasmuch as we have significant orders on hand for new Ferrari® and Maserati® automobiles.  No assurance can be given, however, that such sales will be completed.  We do not rely upon special incentives in the sale of new or used vehicles, but depend upon the unique and exclusive nature of Ferrari® and Maserati® automobiles and their appeal to high-income consumers.

RESULTS OF OPERATIONS

Three Months Ended March 31

Results of operations - comparison of three months ended March 31, 2012 to three months ended March 31, 2011:

SALES

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Total Sales		% of Total Sales	Total Sales		% of Total Sales
Sales:
New vehicles	$37	M	79.1%	$31.5	M	74.3%
Used vehicles	$5.2	M	11.1%	$7.3	M	17.2%
Parts and services and others	$4.6	M	9.8%	$3.6	M	8.5%
Total	$46.8	M	100%	$42.4	M	100%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the three months ended March 31, 2012 increased by approximately $4.4 million or 10.4% to approximately $46.8 million, compared with approximately $42.4 million over the same period of 2011.  The increase was primarily attributable to increased sales of new vehicles.

New vehicles sales increased approximately $5.5 million or 17.5% from approximately $31.5 million in the first quarter of 2011 to approximately $37 million in the same period of 2012, while the number of new vehicles sold increased 6% for the same period.  Used vehicles sales decreased approximately $2.1 million or 28.8% from approximately $7.3 million in first quarter of 2011 to approximately $5.2 million for the same period in 2012, while the quantity of used vehicles sold decreased 28.6% for the same period.

Parts and services sales for the first quarter of 2012 increased by approximately $1 million, or 27.7%, to approximately $4.6 million compared with approximately $3.6 million for the same period of 2011.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari® and Maserati® cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the three months ended March 31, 2012 increased to approximately $40.6 million from approximately $36.6 million for the same period of 2011, an increase of $4 million or 10.9%, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended March 31, 2012 decreased by 0.5% to 13.2% from 13.7% in the same period of 2011.  Gross profit increased by approximately $0.4 million from approximately $5.8 million in the 2011 period to approximately $6.2 million for the three months ended March 31, 2012.

Gross profit margin on sales of new vehicles for the three months ended March 31, 2012 decreased by 2.1% to 8.1% from 10.2% for the same period of 2011.  Gross profit on sales of new vehicles decreased by approximately $0.2 million, or 6.3%, from approximately $3.2 million in the same period of 2011 to approximately $3 million for the three months ended March 31, 2012.

Gross profit margin on sales of used vehicles for the three months ended March 31, 2012 decreased by 1.5% to 1.7% from 3.2% for the same period of 2011.  Gross profit on sales of used vehicles decreased by approximately $148,000 from approximately $234,000 for the same period of 2011 to approximately $86,000 for the three months ended March 31, 2012.

The increase in gross profit was mainly attributable to increased sales of parts and services which were positively impacted by improvements in our capacity to service vehicles efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “SG&A” expenses includes salaries and related staffing expenses, facilities rent, rates and building management fees, legal, accounting and professional services fees, general corporate expenses and marketing expenses.

SG&A for the three months ended March 31, 2012 was approximately $6.8 million, compared to approximately $4.7 million for the same period of 2011. The approximate $2.1 million increase in SG&A expenses was primarily due to increased marketing expenses, rental expenses and depreciation charges.

Our marketing expenses increased from approximately $0.2 million for the three months ended March 31, 2011 to $1.4 million for the same period of 2012. This was mainly due to expenditures relating to the opening ceremony for our new Ferrari® and Maserati® flagship showroom in Repulse Bay, the launch of a new Ferrari® model “458 Spider” in January 2012 and several other promotion events held in the first quarter of 2012 in both Hong Kong and Mainland China, including the Ferrari® Rally and related racing activities.  Our rent, rates and building management fees increased from approximately $1.1 million for the three months ended March 31, 2011 to $1.4 million for the same period of 2012, an increase mainly caused by the rental of the new showroom. Due to the capital expenditure investment in the new showroom, our depreciation charges increased from approximately $469,000 for the three months ended March 31, 2011 to approximately $590,000 for the same period of 2012.

OTHER EXPENSES, NET

Other expenses for the three months ended March 31, 2012 increased to approximately $361,000 from approximately $156,000 for the same period of 2011, a total increase of $205,000. The increase was primarily due to an increase in interest expenses and other finance costs. Interest expenses and other finance costs increased from approximately $320,000 for the three months ended March 31, 2011 to approximately $545,000 for the same period of 2012. This was mainly due to the expansion of the new vehicles trading business especially in our Dalian and Nanjing dealerships.

NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses increased to approximately $169,000 in the first three months of 2012 from approximately $15,000 in the same period of 2011. The increase in tax expenses was mainly attributable to the profit generated from our pre-delivery inspection operations in Shanghai.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2011 and March 31, 2012, we had approximately $15.9 million and $11 million of cash and cash equivalents, restricted cash respectively, and approximately $26.9 million and $31.3 million of debt, respectively.  Debt at March 31, 2012 was all short-term debt, comprised of approximately $17.6 million in bank borrowings, approximately $13.5 million in stocking loans and approximately $0.2 million in unsecured bank borrowings.  All of our stocking loans are provided by banks.  The increases in short-term debt have been used for general working capital purposes.

	2012	2011
	March 31	December 31
Total Debt	$31,324,627	$26,994,853
Less: Cash and cash Equivalents, Restricted cash	11,010,850	15,864,241
Net Debt	$20,313,777	$11,130,612

Cash and cash equivalents, restricted cash at March 31, 2012 totaled approximately $11 million, with cash flows from financing activities of approximately $3.2 million.  At December 31, 2011, cash and cash equivalents, restricted cash totaled approximately $15.9 million, with cash flows from financing activities of approximately $14.8 million.  We have sufficient liquidity to meet currently anticipated needs, including capital expenditures and working capital requirements.

Included in our current liabilities at March 31, 2012 of approximately $25.9 million were non-refundable customer deposits.  Our long term liquidity needs are met through funds generated from our normal course of operations, including the deposits placed in advance by our customers in order to secure their new car orders.  These deposits are recorded as income upon delivery of the car to and acceptance of the car by the customer.

Several of our assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $893,000 of current liabilities in excess of current assets at March 31, 2012 and $42,000 of current assets in excess of current liabilities at December 31, 2011.  The decrease in working capital was caused by the loss from our operations.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilizing cash resources of approximately $7,584,000 for the three months ended March 31, 2012, compared to utilizing cash resources of approximately $7,118,000 for the same period in 2011, primarily as a net result of the following:

(i)	For the three months ended March 31, 2012, cash flow utilized by sales net of operating expenses increased by approximately $1,993,000 to approximately $442,000. The increase was primarily a result of the loss in our operations.

(ii)	For the three months ended March 31, 2012, accounts receivable decreased by approximately $2,114,000, primarily due to the collection of receivables relating to the sales recognized in previous quarter.

(iii)	For the three months ended March 31, 2012, our inventory increased by approximately $8,465,000. The increase was consistent with increased delivery from the manufacturers of new vehicles which is consistent with our business growth.

(iv)	For the three months ended March 31, 2012, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash outflow from operations of approximately $8,026,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2012, we expended net cash of approximately $99,000 in investing activities mainly for the acquisition of property and equipment to support the growth of our business.  For the three months ended March 31, 2011, we utilized approximately $1,454,000 for investing activities, mainly for acquisition of property and equipment and the increase in restricted cash to support the development of our vehicle sales business.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2012, we made new net drawdowns in borrowings amounting to approximately $4,330,000 and made approximately $1,171,000 in net advances to affiliates.  For the three months ended March 31, 2011, we made new net drawdowns in borrowings amounting to approximately $4,599,000 and received approximately $100,000 in net advances from affiliates.  The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chairman, Chief Executive Officer and President, is the common director of the Company and the affiliates. These advances are non-interest-bearing.

WORKING CAPITAL REQUIREMENTS

Current liabilities exceeded current assets at March 31, 2012 by approximately $893,000 compared to current assets in excess of current liabilities at December 31, 2011 of approximately $42,000.  The ratio of our current assets to our current liabilities was 0.988 to 1 at March 31, 2012 and 1 to 1 at December 31, 2011.  At March 31, 2012, our current assets of approximately $72,851,000 included approximately $35,545,000 in inventory that was funded by our operating cash flow and trade finance facilities, all of which are provided by banks and may include letters of credit, invoice financing, trust receipt loans and stocking loans.  Our current liabilities of approximately $73,744,000 include non-refundable customer deposits.  Given the exclusive nature and extremely limited production of Ferrari® and Maserati® cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $25,864,000.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers.  We periodically record a provision for bad debts based on our evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers.  The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition to the extent such information is available.   For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  The uncertainties associated with these methods, assumptions and estimates, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at March 31, 2012 was $29,640.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

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

Item 4.  Controls and Procedures.

Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to our Condensed Consolidated Financial Statements (Unaudited) as of March 31, 2012.

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

101+(**)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i)           Condensed Consolidated Balance Sheets (Unaudited)

(ii)          Condensed Consolidated Statements of Operations (Unaudited)

(iii)         Condensed Consolidated Statements of Cash Flows (Unaudited)

(iv)         Notes to Condensed Consolidated Financial Statements

 _______________________________

 (**)           Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this Report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.,
a Nevada corporation

Date: May 15, 2012	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary

