Form 10-Q
period 2012-06-30
China Premium Lifestyle Enterprise, Inc.
filed 2012-08-14
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on August 10, 2012 was 24,534,492.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,061,361	$6,854,225
Restricted cash	9,090,157	9,010,016
Trade receivables, net of provision	12,297,220	7,186,377
Inventory, net	35,638,906	27,118,613
Prepayments	822,363	1,804,203
Other current assets	9,048,859	8,600,437
Amounts due from affiliates	11,273,073	10,741,260
Total current assets	82,231,939	71,315,131
Property and equipment, net	5,563,027	6,692,096
Goodwill	39,693	39,634
Total assets	$87,834,659	$78,046,861

LIABILITIES AND STOCKHOLDERS’ equity (DEFICIT)
Current liabilities:
Short-term borrowings	$36,418,209	$26,994,853
Trade payables	8,787,722	4,573,002
Deposits received	18,930,158	25,418,694
Other current liabilities	11,933,519	10,394,463
Amounts due to affiliates	3,899,247	3,891,848
Total current liabilities	79,968,855	71,272,860
Long-term borrowings	57,588	-
TOTAL LIABILITIES	80,026,443	71,272,860

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,492 shares as at June 30, 2012; (24,534,492 shares as at December 31, 2011)	122,672	122,672
Additional paid-in-capital	4,113,055	4,113,055
Accumulated other comprehensive income	379,515	389,134
Accumulated deficit	(5,446,408)	(5,916,201)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(831,166)	(1,291,340)
Noncontrolling interests	8,639,382	8,065,341
TOTAL EQUITY	7,808,216	6,774,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,834,659	$78,046,861

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales:
New and used vehicles	$72,759,583	$43,043,601	$114,970,444	$81,818,340
Parts and services and others	5,149,066	4,538,765	9,742,793	8,153,428
Fashion apparel and accessories	-	-	-	-
Net sales	77,908,649	47,582,366	124,713,237	89,971,768

Cost of sales:
New and used vehicles	(67,246,840)	(38,278,536)	(106,377,284)	(73,597,158)
Parts and services and others	(1,508,966)	(1,853,338)	(2,982,015)	(3,105,868)
Fashion apparel and accessories	-	-	-	-
Total cost of sales	(68,755,806)	(40,131,874)	(109,359,299)	(76,703,026)

Gross profit:
New and used vehicles	5,512,743	4,765,065	8,593,160	8,221,182
Parts and services and others	3,640,100	2,685,427	6,760,778	5,047,560
Fashion apparel and accessories	-	-	-	-
Total gross profit	9,152,843	7,450,492	15,353,938	13,268,742

Selling, general and administrative expenses	(6,781,234)	(6,005,444)	(13,621,950)	(10,707,925)

Operating earnings	2,371,609	1,445,048	1,731,988	2,560,817

Other income/(expenses)
Interest expenses and other finance costs	(635,779)	(396,777)	(1,180,540)	(716,779)
Other income	961,883	292,737	1,145,455	456,689
Total other income / (expenses)	326,104	(104,040)	(35,085)	(260,090)

Earnings before income taxes	2,697,713	1,341,008	1,696,903	2,300,727

Provision for income taxes	(488,021)	(131,705)	(657,350)	(146,208)

Net earnings including noncontrolling interests	$2,209,692	$1,209,303	$1,039,553	$2,154,519

Net earnings attributable to:
China Premium Lifestyle Enterprise, Inc common stockholders	1,072,190	524,761	469,793	936,682
Noncontrolling interests	1,137,502	684,542	569,760	1,217,837

	$2,209,692	$1,209,303	$1,039,553	$2,154,519

Earnings per common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$0.0437	$0.0214	$0.0191	$0.0382

Diluted	$0.0437	$0.0214	$0.0191	$0.0382

Weighted average number of common stock outstanding
Basic	24,534,492	24,534,492	24,534,492	24,534,492

Diluted	24,534,492	24,534,492	24,534,492	24,534,492

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2012	2011
Operating activities:
Net earnings including noncontrolling interests	$1,039,553	$2,154,519
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	1,126,713	943,343
Disposal of property and equipment	(26,077)	(92,387)
Provision for bad debts written back	24,028	27,173
Provision for inventory	32,050	111,247
Other non-cash items	(138,781)	81,335
Changes in operating assets and liabilities:
Trade receivables	(5,086,815)	3,657,474
Other current assets and prepayments	533,418	(3,192,292)
Inventory	(8,488,243)	(7,368,644)
Trade payables	4,214,720	(2,015,635)
Other current liabilities and deposits received	(4,949,480)	2,164,176
Net cash used in operating activities	(11,718,914)	(3,529,691)

Investing activities:
Purchases of property and equipment	(1,911,699)	(1,280,474)
Proceeds from disposal of property and equipment	1,961,360	911,080
Increase in restricted cash	(80,141)	(2,981,583)
Net cash used in investing activities	(30,480)	(3,350,977)

Financing activities:
(Repayment to)/advances from affiliates	(524,414)	235,952
Increase in borrowings and bills payable	9,423,356	2,863,838
Increase in long-term borrowings	57,588	-
Net cash provided by financing activities	8,956,530	3,099,790

Decrease in cash and cash equivalents	(2,792,864)	(3,780,878)

Cash and cash equivalents at beginning of the period	6,854,225	8,109,615

Cash and cash equivalents at end of the period	$4,061,361	$4,328,737

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$1,180,540	$716,779
Income taxes	657,350	146,208

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

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

Segment reporting

The Company determines and classifies its operating segments in accordance with Accounting Standard Codification (“ASC”) 280 Segment Reporting (“ASC 280”).  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  Having scaled down the fashion apparel business, the Company’s single reportable segment is motor vehicle retailing, which includes the sale of new and used vehicles and provision of vehicle maintenance and repair services and sales of vehicle parts.

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

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the six months ended June 30, 2012 and 2011, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company made the purchases through facilities provided by banks and financial institutions.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued new, expanded disclosure requirements for goodwill and intangibles having indefinite useful live as ASU No. 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment”. The objectives of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 4. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the three months and six months ended June 30:

	Three months ended June, 30		Six months ended June, 30
	2012	2011	2012	2011
Numerator:
Net earnings attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$1,072,190	$524,761	$469,793	$936,682

Denominator:
Weighted average common stock	24,534,492	24,534,492	24,534,492	24,534,492

Basic net earnings per share	$0.0437	$0.0214	$0.0191	$0.0382

Diluted net earnings per share	$0.0437	$0.0214	$0.0191	$0.0382

NOTE 5. INVENTORY, NET

Inventory by major categories are summarized as follows:

	June 30,	December 31,
	2012	2011
New vehicles	$21,897,635	$18,240,172
Used vehicles	9,949,514	5,150,586
Parts, accessories and others	3,791,757	3,727,855
	$35,638,906	$27,118,613

Vehicles included in inventory of approximately $18,711,658 and $13,321,561 were pledged to secure the stocking loan and other loans outstanding as of June 30, 2012 and December 31, 2011, respectively (See Note 6).

NOTE 6. BORROWINGS

The Company's borrowings are summarized as follows:

	June 30,	December 31,
	2012	2011

Bank borrowings	$22,793,667	$17,285,046
Bank overdraft	120,573	126,852
Stocking loans provided by banks	13,365,194	9,172,763
Unsecured bank borrowings	138,775	410,192
	36,418,209	26,994,853
Borrowings due after one year	57,588	-
Short-term borrowings	$36,475,797	$26,994,853

Vehicles included in inventory of approximately $18,711,658 and $13,321,561 were pledged to secure the stocking loan and other loans outstanding as of June 30, 2012 and December 31, 2011, respectively.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	June 30,	December 31,
	2012	2011

Accruals	$9,331,538	$7,609,517
Other payables	2,601,981	2,784,946
	$11,933,519	$10,394,463

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2012, was 100,000,000 shares of common stock, par value $0.005.  At June 30, 2012, 24,534,492 shares of common stock were issued and outstanding.

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

Addison-Davis Litigation

On or about December 1, 2009, the Company was made aware that it had been named as a co-defendant in a state court action, Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  The Company was formally served in the action on April 28, 2010.  In the action, the plaintiff, which was the former parent company of China Premium, alleged that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleged that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleged that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the plaintiff’s complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend.  The plaintiff then filed a second amended complaint on November 15, 2010.  In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting.  The Company filed a demurrer challenging all claims asserted against it in the second amended complaint. Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action. Plaintiff had 60 days following service of the notice of entry of judgment to file a notice of appeal with the court. That deadline passed without the Company being served with a timely notice of appeal. As such, as to the Company, this action has been fully resolved in the Company’s favor.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and Mainland China. Minimum future rental payments required under non-cancellable operating leases in effect as of June 30, 2012 are as follows:

2012	$2,823,269
2013	3,865,689
2014	2,985,081
2015	2,739,386
2016	2,146,400
Later years	2,760,200
$17,320,025

Rent expense for the three months and six months ended June 30, 2012 and 2011 was $1,289,999 and $1,072,476, $2,633,934 and $2,133,325 respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2012. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of June 30, 2012, committed compensation to the executives and other key employees totalling approximately $131,325 (December 31, 2011: $262,650) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a) The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the six months ended June 30 is as follows:

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
At January 1, 2012	$(5,916,201)	$389,134	$8,065,341	$2,538,274
Net loss	(602,397)	-	(567,742)	(1,170,139)
Translation adjustments	-	7,022	13,047	20,069
At March 31, 2012	$(6,518,598)	$396,156	$7,510,646	$1,388,204
Net earnings	1,072,190	-	1,137,502	2,209,692
Translation adjustments	-	(16,641)	(8,766)	(25,407)
At June 30, 2012	$(5,446,408)	$379,515	$8,639,382	$3,572,489

	China Premium Lifestyle Enterprise, Inc common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2011	$(6,414,586)	$335,139	$6,850,456	$771,009
Net earnings	411,921	-	533,295	945,216
Translation adjustments	-	18,013	12,744	30,757
At March 31, 2011	$(6,002,665)	$353,152	$7,396,495	$1,746,982
Net earnings	524,761	-	684,542	1,209,303
Translation adjustments	-	21,463	28,749	50,212
At June 30, 2011	$(5,477,904)	$374,615	$8,109,786	$3,006,497

(b) Condensed consolidated statement of comprehensive income

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income including noncontrolling interest	$2,209,692	$1,209,303	$1,039,553	$2,154,519
Other comprehensive income, net of tax:
Translation adjustments	(25,407)	50,212	(5,338)	80,969
Comprehensive income including noncontrolling interest	2,184,285	1,259,515	1,034,215	2,235,488
Comprehensive (income)/loss attributable to noncontrolling interest:
Net income	(1,137,502)	(684,542)	(569,760)	(1,217,837)
Translation adjustments	(8,766)	(28,749)	(4,281)	(41,493)
Comprehensive income attributable to China Premium Lifestyle Enterprise, Inc common stockholders	$1,038,017	$546,224	$460,174	$976,158

NOTE 11. BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

Business Segments

Having scaled back its Fashion Apparel business, the Company now operates in a single business segment: Vehicles. The Vehicles segment consists primarily of the group of companies doing business as Auto Italia Limited, Nanjing Auto Italia Car Trading Co., Limited, Dalian Auto Italia Car Trading Co., Limited and Success Master (Shanghai) Consultancy, Ltd. The Vehicles segment includes sales of new and used vehicles, provision of vehicle maintenance and repair services, and sales of vehicle parts.

Information by industry segment is set forth below for the three months ended June 30:

Three months ended June 30, 2012	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$77,908,649	$-	$-	$77,908,649
Inter-segment sales	-	-	-	-
Net sales	77,908,649	$-	$-	77,908,649

Results
Operating earnings /(loss)	2,392,312	(20,703)	-	2,371,609

Interest revenue	9,050	-	-	9,050

Interest expense	(635,779)	-	-	(635,779)

Other income	952,833	-	-	952,833

Profit before income taxes				2,697,713

Provision for income tax	(488,021)	-		(488,021)

Net earnings				2,209,692

Six months ended June 30, 2012	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$124,713,237	$-	$-	$124,713,237
Inter-segment sales	-	-	-	-
Net sales	124,713,237	$-	$-	124,713,237

Results
Operating earnings/(loss)	1,809,609	(77,621)	-	1,731,988

Interest revenue	27,385	-	-	27,385

Interest expense	(1,180,540)	-	-	(1,180,540)

Other income	1,118,070	-	-	1,118,070

Profit before income taxes				1,696,903

Provision for income tax	(657,350)	-	-	(657,350)

Net earnings				1,039,553

Three months ended June 30, 2011	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$47,582,366	$-	$-	$47,582,366
Inter-segment sales	-	-	-	-
Net sales	47,582,366	$-	$-	47,582,366

Results
Operating earnings/(loss)	1,577,984	(132,936)	-	1,445,048

Interest revenue	13,970	-	-	13,970

Interest expense	(396,777)	-	-	(396,777)

Other income	278,767	-	-	278,767

Profit before income taxes				1,341,008

Provision for income tax	(131,705)	-	-	(131,705)

Net earnings				1,209,303

Six months ended June 30, 2011	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$89,971,768	$-	$-	$89,971,768
Inter-segment sales	-	-	-	-
Net sales	89,971,768	$-	$-	89,971,768

Results
Operating earnings/(loss)	2,794,213	(233,396)	-	2,560,817

Interest revenue	19,180	-	-	19,180

Interest expense	(716,779)	-	-	(716,779)

Other income	437,509	-	-	437,509

Profit before income taxes				2,300,727

Provision for income tax	(146,208)	-	-	(146,208)

Net profit				2,154,219

	Vehicles	Corporate	Consolidated
2012
Total assets	$87,834,509	$150	$87,834,659
Depreciation and amortization	1,126,713	-	1,126,713
Net capital expenditures	1,911,699	-	1,911,699

2011
Total assets	$67,658,837	$150	$67,658,987
Depreciation and amortization	943,343	-	943,343
Net capital expenditures	1,280,474	-	1,280,474

Geographic Information

No geographical segment information is provided as the Company only has one geographical segment.  The Company operates as a single reportable business segment with operations located in the People’s Republic of China (including Mainland China, Hong Kong and Macau). Sales were predominately made to customers located in the People’s Republic of China (including Mainland China, Hong Kong and Macau).

NOTE 12. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and six months ended June 30:

		Three months ended June 30,		Six months ended June 30,
	Notes	2012	2011	2012	2011
Sales to:
- Affiliates	(a)	$1,528	$-	$5,942	$3,135

Purchases from:
- Affiliates	(a)	7,675	72,962	15,211	78,171

Management fee paid to:
- Affiliates	(b)	128,103	127,837	256,252	255,504

IT consultancy fee paid to:
- Affiliate	(b)	6,523	9,524	11,234	14,461

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

For the six months ended June 30, 2011 and 2012, our new vehicles sales increased approximately $34.8 million or 51.6% from approximately $67.5 million to approximately $102.3 million, while the number of new vehicles sold increased 50.5% for the same period.  Used vehicles sales decreased approximately $1.7 million or 11.8% from approximately $14.4 million for the six months ended June 30, 2011 to approximately $12.7 million over the same period of 2012.  The number of used vehicles sold decreased by 9% over the same period in 2011.

In addition, for the six months ended June 30, 2011 and 2012, we had gross revenues from maintenance repair services and the sale of automobile parts of $8.2 million and $9.7 million, respectively.

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

We believe that we have a strong brand mix of attractive automobiles to sell.  Given the exclusive nature and extremely limited production of Ferrari® and Maserati® automobiles, our customers are willing to place material deposits in advance in order to secure their new cars.  As of June 30, 2012, we had received customer deposits of approximately $18,930,000.  We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price.  We retain no credit risk.  Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability.  The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix.  The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service.  Due to the current demand for new vehicles we expect our overall gross profit margin to increase.  We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits.  Operating results are generally subject to changes in the economic environment and seasonal variations.  We tend to generate more revenue and operating income in the second half of the calendar year than the first half.  Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things.  For the six months ended June 30, 2012 our sales and revenue have increased as a reflection of the improvement in the economy in our markets.  As a result of the improved economy in our markets, our parts and service business have also grown substantially.

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

RESULTS OF OPERATIONS

Six Months Ended June 30

Results of operations - comparison of six months ended June 30, 2012 to six months ended June 30, 2011:

SALES

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Total Sales		% of Total Sales	Total Sales		% of Total Sales
Sales
New vehicles	$102.3	M	82%	$67.4	M	74.9%
Used vehicles	$12.7	M	10.2%	$14.4	M	16%
Parts and services and others	$9.7	M	7.8%	$8.2	M	9.1%
Total	$124.7	M	100.0%	$90	M	100.0%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the six months ended June 30, 2012 increased by approximately $34.7 million or 38.6% to approximately $124.7 million, compared with approximately $90 million over the same period of 2011.  The increase was primarily attributable to increased sales of new vehicles and sales of parts and services for vehicle maintenance and repair.

New vehicles sales increased approximately $34.9 million or 51.8% from approximately $67.4 million in the first six months of 2011 to approximately $102.3 million in the same period of 2012, while the number of new vehicles sold increased 35.2% for the same period.  Used vehicles sales decreased approximately $1.7 million or 11.8% from approximately $14.4 million in first six months of 2011 to approximately $12.7 million for the same period in 2012, while the quantity of used vehicles sold decreased 9.1% for the same period.

Parts and services sales for the first six months of 2012 increased by approximately $1.5 million, or 18.3%, to approximately $9.7 million compared with approximately $8.2 million for the same period of 2011.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari® and Maserati® cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the six months ended June 30, 2012 increased to approximately $109.4 million from approximately $76.7 million for the same period of 2011, an increase of $32.7 million or 42.6%, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the six months ended June 30, 2012 decreased by 2.4% to 12.3% from 14.7% in the same period of 2011.  Gross profit increased by approximately $2.1 million from approximately $13.3 million in the 2011 period to approximately $15.4 million for the six months ended June 30, 2012.

Gross profit margin on sales of new vehicles for the six months ended June 30, 2012 decreased by 3% to 8.3% from 11.3% for the same period of 2011.  Gross profit on sales of new vehicles increased by approximately $0.8 million, or 10.5%, from approximately $7.6 million in the same period of 2011 to approximately $8.4 million for the six months ended June 30, 2012.

Gross profit margin on sales of used vehicles for the six months ended June 30, 2012 decreased by 3% to 1.1% from 4.1% for the same period of 2011.  Gross profit on sales of used vehicles decreased by approximately $451,000 from approximately $594,000 for the same period of 2011 to approximately $143,000 for the six months ended June 30, 2012.

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

SG&A for the six months ended June 30, 2012 was approximately $13.6 million, compared to approximately $10.7 million for the same period of 2011. The $2.9 million increase in SG&A expenses was primarily due to increased marketing expenses, sales commission, rental expenses and depreciation charges.

Our marketing expenses increased from approximately $1.3 million for the six months ended June 30, 2011 to $2.2 million for the same period of 2012. This was mainly due to expenditures relating to the opening ceremony for our new Ferrari® and Maserati® flagship showroom in Repulse Bay, the launch of a new Ferrari® model “458 Spider” in January 2012 and several other promotional events held in the first quarter of 2012 in both Hong Kong and Mainland China, including the Ferrari® Rally and related racing activities.  Our sales commissions increased from approximately $1.2 million for the six months ended June 30, 2011 to $1.7 million for the same period of 2012, an increase mainly caused by the increase in new vehicles sales. Our rent, rates and building management fees increased from approximately $2.2 million for the six months ended June 30, 2011 to $2.8 million for the same period of 2012, an increase mainly caused by the rental of the new showroom. Due to the capital expenditure investment in the new showroom, our depreciation charges increased from approximately $943,000 for the six months ended June 30, 2011 to approximately $1,127,000 for the same period of 2012.

OTHER EXPENSES, NET

Other expenses for the six months ended June 30, 2012 decreased to approximately $35,000 from approximately $260,000 for the same period of 2011, a total decrease of $225,000. The decrease was primarily due to the net impact of an increase in other income and increase in interest expenses and other finance costs. Other income increased from approximately $457,000 for the six months ended June 30, 2011 to approximately $1,146,000 for the same period of 2012. This was mainly due to the $548,000 dividend income received from the 1% equity owned long term investment. Interest expenses and other finance costs increased from approximately $717,000 for the six months ended June 30, 2011 to approximately $1,181,000 for the same period of 2012. This was mainly due to the expansion of the new vehicles trading business especially in our Dalian and Nanjing dealerships.

Three Months Ended June 30

Results of operations - comparison of three months ended June 30, 2012 to three months ended June 30, 2011:

SALES

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Total Sales		% of Total Sales	Total Sales		% of Total Sales
Sales
New vehicles	$65.2	M	83.7%	$36	M	75.6%
Used vehicles	$7.5	M	9.6%	$7.1	M	14.9%
Parts and services and others	$5.2	M	6.7%	$4.5	M	9.5%
Total	$77.9	M	100.0%	$47.6	M	100.0%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the three months ended June 30, 2012 increased by approximately $30.3 million or 63.7% to approximately $77.9 million, compared with approximately $47.6 million over the same period of 2011.  The increase was primarily attributable to increased sales of new vehicles.

New vehicles sales increased approximately $29.2 million or 81.1% from approximately $36 million in the second quarter of 2011 to approximately $65.2 million in the same period of 2012, while the number of new vehicles sold increased 60.2% for the same period.  Used vehicles sales increased approximately $0.4 million or 5.6% from approximately $7.1 million in second quarter of 2011 to approximately $7.5 million for the same period in 2012, while the quantity of used vehicles sold increased 12.9% for the same period.

Parts and services sales for the second quarter of 2012 increased by approximately $0.7 million, or 15.6%, to approximately $5.2 million compared with approximately $4.5 million for the same period of 2011.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari® and Maserati® cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the three months ended June 30, 2012 increased to approximately $68.8 million from approximately $40.1 million for the same period of 2011, an increase of $28.7 million or 71.6%, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended June 30, 2012 decreased by 4% to 11.7% from 15.7% in the same period of 2011.  Gross profit increased by approximately $1.7 million from approximately $7.5 million in the 2011 period to approximately $9.2 million for the three months ended June 30, 2012.

Gross profit margin on sales of new vehicles for the three months ended June 30, 2012 decreased by 3.8% to 8.4% from 12.3% for the same period of 2011.  Gross profit on sales of new vehicles increased by approximately $1.1 million, or 25%, from approximately $4.4 million in the same period of 2011 to approximately $5.5 million for the three months ended June 30, 2012.

Gross profit margin on sales of used vehicles for the three months ended June 30, 2012 decreased by 4.3% to 0.8% from 5.1% for the same period of 2011.  Gross profit on sales of used vehicles decreased by approximately $217,000 from approximately $360,000 for the same period of 2011 to approximately $143,000 for the three months ended June 30, 2012.

The increase in gross profit was mainly attributable to increased sales of new vehicles and sales of parts and services which were positively impacted by the increase in the new car allocation and the improvements in our capacity to service vehicles efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “SG&A” expenses includes salaries and related staffing expenses, facilities rent, rates and building management fees, legal, accounting and professional services fees, general corporate expenses and marketing expenses.

SG&A for the three months ended June 30, 2012 was approximately $6.8 million, compared to approximately $6 million for the same period of 2011. The approximate $0.8 million increase in SG&A expenses was primarily due to increased sale commission, rental expenses and depreciation charges.

Our sales commission increased from approximately $636,000 for the three months ended June 30, 2011 to $1,117,000 for the same period of 2012, an increase mainly caused by the increase in new vehicles sales. Our rent, rates and building management fees increased from approximately $1.1 million for the three months ended June 30, 2011 to $1.4 million for the same period of 2012, an increase mainly caused by the rental of the new showroom. Due to the capital expenditure investment in the new showroom, our depreciation charges increased from approximately $474,000 for the three months ended June 30, 2011 to approximately $536,000 for the same period of 2012.

OTHER INCOME, NET

Other income for the three months ended June 30, 2012 increased to approximately $326,000 from other expenses of approximately $104,000 for the same period of 2011, a total increase of $430,000. The increase was primarily due to the net impact of an increase in other income and increase in interest expenses and other finance costs. Other income increased from approximately $293,000 for the three months ended June 30, 2011 to approximately $962,000 for the same period of 2012. This was mainly due to the $548,000 dividend income received from the 1% equity owned long term investment. Interest expenses and other finance costs increased from approximately $397,000 for the three months ended June 30, 2011 to approximately $636,000 for the same period of 2012. This was mainly due to the expansion of the new vehicles trading business especially in our Dalian and Nanjing dealerships.

NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses increased to approximately $657,000 in the first six months of 2012 from approximately $146,000 in the same period of 2011. The increase in tax expenses was mainly attributable to the profit generated from our pre-delivery inspection operations in Shanghai.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2011 and June 30, 2012, we had approximately $15.9 million and $13.2 million of cash and cash equivalents, restricted cash respectively, and approximately $27 million and $36.5 million of debt, respectively.  Debt at June 31, 2012 was approximately $36,418,000 of short-term debt, comprised of approximately $22,914,000 in bank borrowings, approximately $13,365,000 in stocking loans and approximately $139,000 million in unsecured bank borrowings and approximately $58,000 of long-term debt.  All of our stocking loans are provided by banks.  The increases in short-term debt have been used for general working capital purposes.

	2012	2011
	June 30	December 31
Total Debt	$36,475,797	$26,994,853
Less: Cash and cash Equivalents, Restricted cash	13,151,518	15,864,241
Net Debt	$23,324,279	$11,130,612

Cash and cash equivalents, restricted cash at June 30, 2012 totaled approximately $13.2 million, with cash flows from financing activities of approximately $9 million.  At December 31, 2011, cash and cash equivalents, restricted cash totaled approximately $15.9 million, with cash flows from financing activities of approximately $14.8 million.  We have sufficient liquidity to meet currently anticipated needs, including capital expenditures and working capital requirements.

Included in our current liabilities at June 30, 2012 of approximately $18.9 million were non-refundable customer deposits.  Our long term liquidity needs are met through funds generated from our normal course of operations, including the deposits placed in advance by our customers in order to secure their new car orders.  These deposits are recorded as income upon delivery of the car to and acceptance of the car by the customer.

Several of our assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $2,263,000 of current assets in excess of current liabilities at June 30, 2012 and $42,000 of current assets in excess of current liabilities at December 31, 2011.  The increase in working capital was due to our increased sales.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilizing cash resources of approximately $11,719,000 for the six months ended June 30, 2012, compared to utilizing cash resources of approximately $3,530,000 for the same period in 2011, primarily as a net result of the following:

(i)	For the six months ended June 30, 2012, cash flow generated by sales net of operating expenses decreased by approximately $1,168,000 to approximately $2,057,000. The decrease was primarily a result of the decreased net earnings.

(ii)	For the six months ended June 30, 2012, accounts receivable increased by approximately $5,087,000, primarily due to the increase in sale in first two quarters of 2012.

(iii)	For the six months ended June 30, 2012, our inventory increased by approximately $8,488,000. The increase was consistent with increased delivery from the manufacturers of new vehicles which is consistent with our business growth.

(iv)	For the six months ended June 30, 2012, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash outflow from operations of approximately $13,776,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2012, we expended net cash of approximately $30,000 in investing activities mainly for the acquisition of property and equipment to support the growth of our business.  For the six months ended June 30, 2011, we utilized approximately $3,351,000 for investing activities, mainly for acquisition of property and equipment and the increase in restricted cash to support the development of our vehicle sales business.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2012, we made new net drawdowns in borrowings amounting to approximately $9,481,000 and made approximately $524,000 in net advances to affiliates.  For the six months ended June 30, 2011, we made new net drawdowns in borrowings amounting to approximately $2,864,000 and received approximately $236,000 in net advances from affiliates.  The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chairman, Chief Executive Officer and President, is the common director of the Company and the affiliates. These advances are non-interest-bearing.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at June 30, 2012 by approximately $2,263,000 compared to current assets in excess of current liabilities at December 31, 2011 of approximately $42,000.  The ratio of our current assets to our current liabilities was 1.028 to 1 at June 30, 2012 and 1 to 1 at December 31, 2011.  At June 30, 2012, our current assets of approximately $82,232,000 included approximately $35,639,000 in inventory that was funded by our operating cash flow and trade finance facilities, all of which are provided by banks and may include letters of credit, invoice financing, trust receipt loans and stocking loans.  Our current liabilities of approximately $79,969,000 include non-refundable customer deposits.  Given the exclusive nature and extremely limited production of Ferrari® and Maserati® cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $18,930,000.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying condensed consolidated balance sheet as of June 30, 2012 and the condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers.  We periodically record a provision for bad debts based on our evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers.  The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition to the extent such information is available.   For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  The uncertainties associated with these methods, assumptions and estimates, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at June 30, 2012 was $26,730.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

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

Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to our Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2012.

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

101+(**)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i)           Condensed Consolidated Balance Sheets (Unaudited)

(ii)          Condensed Consolidated Statements of Operations (Unaudited)

(iii)         Condensed Consolidated Statements of Cash Flows (Unaudited)

(iv)         Notes to Condensed Consolidated Financial Statements

(**)           Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this Report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.,
a Nevada corporation

Date: August 14, 2012	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary

