Form 10-Q
period 2012-09-30
China Premium Lifestyle Enterprise, Inc.
filed 2012-11-14
CIK 1309346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

Room 901, Island Place Tower

510 King’s Road

North Point, Hong Kong

(Address of principal executive offices)

(+852) 2954 2469

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

The number of shares of Common Stock, $0.005 par value, outstanding as of the close of business on November 9, 2012 was 24,534,492.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,625,888	$6,854,225
Restricted cash	9,113,082	9,010,016
Trade receivables, net of provision	7,789,709	7,186,377
Inventory, net	37,617,464	27,118,613
Prepayments	822,324	1,804,203
Other current assets	5,355,144	8,600,437
Amounts due from affiliates	12,908,355	10,741,260
Total current assets	79,231,966	71,315,131
Property and equipment, net	5,096,961	6,692,096
Goodwill	39,707	39,634
Total assets	$84,368,634	$78,046,861

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$34,722,021	$26,994,853
Obligation under finance leases due within one year	19,203	-
Trade payables	7,424,179	4,573,002
Deposits received	19,205,809	25,418,694
Other current liabilities	8,232,295	10,394,463
Amounts due to affiliates	6,915,552	3,891,848
Total current liabilities	76,519,059	71,272,860
Obligation under finance leases due after one year	52,807	-
TOTAL LIABILITIES	76,571,866	71,272,860

Commitments and Contingencies

Stockholders' equity
Common stock
Authorized: 100,000,000 common stock, par value $0.005
Issued and outstanding: 24,534,492 shares as at September 30, 2012; (24,534,492 shares as at December 31, 2011)	122,672	122,672
Additional paid-in-capital	4,113,055	4,113,055
Accumulated other comprehensive income	365,667	389,134
Accumulated deficit	(5,453,610)	(5,916,201)
TOTAL CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(852,216)	(1,291,340)
Noncontrolling interests	8,648,984	8,065,341
TOTAL EQUITY	7,796,768	6,774,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,368,634	$78,046,861

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales:
New and used vehicles	$44,853,987	$43,167,423	$159,824,431	$124,985,763
Parts and services and others	4,419,030	3,410,320	14,161,823	11,563,748
Fashion apparel and accessories	-	-	-	-
Net sales	49,273,017	46,577,743	173,986,254	136,549,511

Cost of sales:
New and used vehicles	(41,095,873)	(39,393,254)	(147,473,157)	(112,990,412)
Parts and services and others	(1,633,611)	(1,320,063)	(4,615,626)	(4,425,931)
Fashion apparel and accessories	-	-	-	-
Total cost of sales	(42,729,484)	(40,713,317)	(152,088,783)	(117,416,343)

Gross profit:
New and used vehicles	3,758,114	3,774,169	12,351,274	11,995,351
Parts and services and others	2,785,419	2,090,257	9,546,197	7,137,817
Fashion apparel and accessories	-	-	-	-
Total gross profit	6,543,533	5,864,426	21,897,471	19,133,168

Selling, general and administrative expenses	(6,204,730)	(6,994,878)	(19,826,680)	(17,702,803)

Operating earnings/(loss)	338,803	(1,130,452)	2,070,791	1,430,365

Other income/(expenses)
Interest expenses and other finance costs	(691,297)	(373,318)	(1,871,837)	(1,090,097)
Other income	309,085	335,995	1,454,540	792,684
Total other income / (expenses)	(382,212)	(37,323)	(417,297)	(297,413)

(Loss)/earnings before income taxes	(43,409)	(1,167,775)	1,653,494	1,132,952

Provision for income taxes	56,459	43,622	(600,891)	(102,586)

Net earnings/(loss) including noncontrolling interests	$13,050	$(1,124,153)	$1,052,603	$1,030,366

Net (loss)/earnings attributable to:
China Premium Lifestyle Enterprise, Inc. common stockholders	(7,202)	(617,884)	462,591	318,798
Noncontrolling interests	20,252	(506,269)	590,012	711,568

	$13,050	$(1,124,153)	$1,052,603	$1,030,366

(Loss)/earnings per share of common stock attributable to China Premium Lifestyle Enterprise, Inc. common stockholders
Basic	$(0.00029)	$(0.02518)	$0.01885	$0.01299

Diluted	$(0.00029)	$(0.02518)	$0.01885	$0.01299

Weighted average number of shares of common stock outstanding
Basic	24,534,492	24,534,492	24,534,492	24,534,492

Diluted	24,534,492	24,534,492	24,534,492	24,534,492

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net earnings including noncontrolling interests	$1,052,603	$1,030,366
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	1,644,930	1,480,581
Disposal of property and equipment	(26,658)	(92,348)
Provision for bad debts written back	98,066	7,127
Provision for inventory	54,142	142,032
Other non-cash items	(50,461)	124,217
Changes in operating assets and liabilities:
Trade receivables	(701,398)	3,165,147
Other current assets and prepayments	4,227,172	(1,485,992)
Inventory	(10,552,993)	(8,876,588)
Trade payables	2,851,177	(4,970,056)
Other current liabilities and deposits received	(8,375,053)	(876,424)
Net cash used in operating activities	(9,778,473)	(10,351,938)

Investing activities:
Purchases of property and equipment	(1,972,630)	(2,380,938)
Proceeds from disposal of property and equipment	1,970,045	910,694
Increase in restricted cash	(103,066)	(3,993,241)
Net cash used in investing activities	(105,651)	(5,463,485)

Financing activities:
Advances from affiliates	856,609	1,200,805
Increase in borrowings and bills payable	7,746,371	7,155,217
Increase in long-term borrowings	52,807	-
Net cash provided by financing activities	8,655,787	8,356,022

Decrease in cash and cash equivalents	(1,228,337)	(7,459,401)

Cash and cash equivalents at beginning of the period	6,854,225	8,109,615

Cash and cash equivalents at end of the period	$5,625,888	$650,214

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$1,871,837	$1,090,097
Income taxes	600,891	102,586

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

The condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for all of 2012 or in future periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Sales

Sales from new vehicles are recognized as gross basis with First Registration Tax (“FRT”) (included in sales and cost of sales). FRT included in sales and cost of sales for the three months and nine months ended September 30, 2012 and 2011 was $12,294,696 and $11,428,549, $47,312,490 and $31,160,527 respectively.

Segment reporting

The Company determines and classifies its operating segments in accordance with Accounting Standard Codification (“ASC”) 280 Segment Reporting (“ASC 280”).  The Company identifies and classifies its operating segments based on the nature of the products and services with similar economic characteristics.  The Company’s single reportable segment is motor vehicles retailing, which includes sales of new and used vehicles and provision of vehicle maintenance and repair services and sales of vehicle parts.

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

NOTE 2. CONCENTRATION OF RISK

Concentration of supplier risk

The Company relies on supplies from numerous vendors.  For the nine months ended September 30, 2012 and 2011, the Company had two vendors that each accounted for more than 10% of total supply purchases. If any of the vendors terminate their relationships with the Company or if the Company’s supply from the vendors is interrupted or terminated for any reason, we may not have sufficient time to replace the supply of products from the remaining vendors. Any such interruption would negatively impact our ability to sell and distribute our products. However, the suppliers’ concentration of credit risk does not pose any effect to the concentration of credit risk with respect to trade payables as the Company makes its purchases through facilities provided by banks and financial institutions.

Concentration of risk due to geographic location

The Company’s business, assets and operations are currently focused on the sale of new and used vehicles, the provision of vehicle maintenance and repair services, and the sale of vehicle parts in Hong Kong and the People’s Republic of China (“Mainland China”). Accordingly, the Company is affected to a significant degree by economic, political and legal developments in Hong Kong and Mainland China.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued new, expanded disclosure requirements for goodwill and intangibles having indefinite useful live as ASU No. 2012-02, “Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment”. The objectives of ASU 2012-02 are to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in ASU 2012-02, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 4. EARNINGS (LOSS) PER SHARE

The computation of basic and diluted loss per share is as follows for the three months ended and nine months ended September 30:

	Three months ended September, 30		Nine months ended September, 30
	2012	2011	2012	2011
Numerator:
Net (loss)/earnings attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(7,202)	$(617,884)	$462,591	$318,798

Denominator:
Weighted average common stock	24,534,492	24,534,492	24,534,492	24,534,492

Basic net (loss)/earnings per share	$(0.00029)	$(0.02518)	$0.01885	$0.01299

Diluted net (loss)/earnings per share	$(0.00029)	$(0.02518)	$0.01885	$0.01299

NOTE 5. INVENTORY, NET

Inventory by major categories is summarized as follows:

	September 30,	December 31,
	2012	2011
New vehicles	$25,992,999	$18,240,172
Used vehicles	8,002,113	5,150,586
Parts, accessories and others	3,622,352	3,727,855
	$37,617,464	$27,118,613

Vehicles included in inventory of approximately $15,831,446 and $13,321,561 were pledged to secure the stocking loan and other loans outstanding as of September 30, 2012 and December 31, 2011, respectively (See Note 6).

NOTE 6. BORROWINGS

The Company's borrowings are summarized as follows:

	September 30,	December 31,
	2012	2011

Bank borrowings	$23,584,129	$17,285,046
Bank overdraft	122,635	126,852
Stocking loans provided by banks	11,015,257	9,172,763
Unsecured bank borrowings	-	410,192
Obligation under finance leases	19,203	-
	34,741,224	26,994,853
Obligation under finance leases due after one year	52,807	-
	$34,794,031	$26,994,853

Vehicles included in inventory of approximately $15,831,446 and $13,321,561 were pledged to secure the stocking loan and other loan outstanding as of September 30, 2012 and December 31, 2011, respectively.

The Company has financed motor vehicles with a carrying value of approximately $70,408.

NOTE 7. OTHER CURRENT LIABILITIES

Other current liabilities by major categories are summarized as follows:

	September 30,	December 31,
	2012	2011

Accruals	$3,311,676	$7,609,517
Other payables	4,920,619	2,784,946
	$8,232,295	$10,394,463

Other payables mainly consist of first registration tax on motor vehicles sold. First registration tax is applicable to new motor vehicles sold in Hong Kong and is computed on a progressive rate based on the gross selling price of the new motor vehicles.

NOTE 8. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2012, is 100,000,000 shares of common stock, par value $0.005.  At September 30, 2012, 24,534,492 shares of common stock were issued and outstanding.

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
12

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

In December 2006, the Company had delivered 65,454 shares of purported preferred stock to Bern Noble for consulting services rendered in connection with the Exchange.  In March 2007, Bern Noble converted such shares into 1,210,631 shares of common stock.  As previously disclosed in the Company’s Current Report on Form 8-K, filed on May 11, 2009, the Company later determined that it was never authorized to issue any shares of preferred stock.

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

Addison-Davis Litigation

On or about December 1, 2009, the Company was made aware that it was named as a co-defendant in a state court action, Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al., California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  The Company was formally served in the action on April 28, 2010.  In the action, the plaintiff, the  former parent of the Company, alleged that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleged that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleged that as a result of the alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  In a hearing held May 14, 2010, the court ruled that certain parties’ motions to dismiss the plaintiff’s complaint were granted with leave to the plaintiff to amend its complaint within 30 days.  The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend. The plaintiff then filed a second amended complaint on November 15, 2010. In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting. The Company filed a demurrer challenging all claims asserted against it in the second amended complaint. Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend. A judgment of dismissal was entered by the court on March 9, 2011. On March 10, 2011, a notice of entry of judgment was served on all parties to the action. Plaintiff had 60 days following service of the notice of entry of judgment to file a notice of appeal with the court. That deadline passed without the Company being served with a timely notice of appeal. As such, as to the Company, this action was fully resolved in the Company’s favor.

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

Operating Lease Commitments

The Company leases its dealership facilities, service center facilities and office space under non-cancellable operating leases in Hong Kong and Mainland China. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2012 are as follows:

2012	$1,447,141
2013	4,499,942
2014	3,971,792
2015	3,649,071
2016	2,731,754
Later years	3,374,614
$19,674,314

Rent expense for the three months and nine months ended September 30, 2012 and 2011 was $1,396,299 and $1,286,808, $4,030,233 and $3,420,133 respectively.

Employment Agreements

The Company maintains employment agreements with its executives which extend through 2012. The agreements provide for a base salary, annual bonus to be determined by the Board of Directors, termination payments, and other terms and conditions of employment. In addition, the Company maintains employment agreements with other key employees with similar terms and conditions. As of September 30, 2012, committed compensation to the executives and other key employees totalling approximately $65,663 (December 31, 2011: $262,650) remain in effect.

NOTE 10. COMPREHENSIVE INCOME INFORMATION

(a)	The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the nine months ended September 30 is as follows:

	China Premium Lifestyle Enterprise, Inc. common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
At January 1, 2012	$(5,916,201)	$389,134	$8,065,341	$2,538,274
Net loss	(602,397)	-	(567,742)	(1,170,139)
Translation adjustments	-	7,022	13,047	20,069
At March 31, 2012	$(6,518,598)	$396,156	$7,510,646	$1,388,204
Net earnings	1,072,190	-	1,137,502	2,209,692
Translation adjustments	-	(16,641)	(8,766)	(25,407)
At June 30, 2012	$(5,446,408)	$379,515	$8,639,382	$3,572,489
Net (loss)/earnings	(7,202)	-	20,252	13,050
Translation adjustments	-	(13,848)	(10,650)	(24,498)
At September 30, 2012	$(5,453,610)	$365,667	$8,648,984	$3,561,041

	China Premium Lifestyle Enterprise, Inc. common stockholders
	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total

At January 1, 2011	$(6,414,586)	$335,139	$6,850,456	$771,009
Net earnings	411,921	-	533,295	945,216
Translation adjustments	-	18,013	12,744	30,757
At March 31, 2011	$(6,002,665)	$353,152	$7,396,495	$1,746,982
Net earnings	524,761	-	684,542	1,209,303
Translation adjustments	-	21,463	28,749	50,212
At June 30, 2011	$(5,477,904)	$374,615	$8,109,786	$3,006,497
Net loss	(617,884)	-	(506,269)	(1,124,153)
Translation adjustments	-	22,800	12,413	35,213
At September 30, 2011	$(6,095,788)	$397,415	$7,615,930	$1,917,557

(b)	Condensed consolidated statement of comprehensive income

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income/(loss) including noncontrolling interest	$13,050	$(1,124,153)	$1,052,603	$1,030,366
Other comprehensive income/(loss), net of tax:
Translation adjustments	(24,498)	35,213	(29,836)	116,182
Comprehensive income/(loss) including noncontrolling interest	(11,448)	(1,088,940)	1,022,767	1,146,548
Comprehensive (income)/loss attributable to noncontrolling interest:
Net income	(20,252)	506,269	(590,012)	(711,568)
Translation adjustments	10,650	(12,413)	6,369	(53,906)
Comprehensive income attributable to China Premium Lifestyle Enterprise, Inc. common stockholders	$(21,050)	$(595,084)	$439,124	$381,074

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

Information by industry segment is set forth below for the three months and nine months ended September 30:

Three months ended September 30, 2012	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$49,273,017	$-	$-	$49,273,017
Inter-segment sales	-	-	-	-
Net sales	49,273,017	$-	$-	49,273,017

Results
Operating earnings / (loss)	364,452	(25,849)	-	338,803

Interest revenue	29,051	-	-	29,051

Interest expense	(691,297)	-	-	(691,297)

Other income	280,034	-	-	280,034

Loss before income taxes				(43,409)

Provision for income tax	57,270	(811)		56,459

Net loss				13,050

Nine months ended September 30, 2012	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$173,986,254	$-	$-	$173,986,254
Inter-segment sales	-	-	-	-
Net sales	173,986,254	$-	$-	173,986,254

Results
Operating earnings/(loss)	2,174,261	(103,470)	-	2,070,791

Interest revenue	56,436	-	-	56,436

Interest expense	(1,871,837)	-	-	(1,871,837)

Other income	1,398,104	-	-	1,398,104

Profit before income taxes				1,653,494

Provision for income tax	(600,080)	(811)	-	(600,891)

Net earnings				1,052,603

Three months ended September 30, 2011	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$46,577,743	$-	$-	$46,577,743
Inter-segment sales	-	-	-	-
Net sales	46,577,743	$-	$-	46,577,743

Results
Operating loss	(998,983)	(131,469)	-	(1,130,452)

Interest revenue	13,453	-	-	13,453

Interest expense	(373,318)	-	-	(373,318)

Other income	322,542	-	-	322,542

Loss before income taxes				(1,167,775)

Provision for income tax	43,622	-	-	43,622

Net loss				(1,124,153)

Nine months ended September 30, 2011	Vehicles	Corporate	Elimination	Consolidated

Sales
External sales	$136,549,511	$-	$-	$136,549,511
Inter-segment sales	-	-	-	-
Net sales	136,549,511	$-	$-	136,549,511

Results
Operating earnings/(loss)	1,795,230	(364,865)	-	1,430,365

Interest revenue	32,633	-	-	32,633

Interest expense	(1,090,097)	-	-	(1,090,097)

Other income	760,051	-	-	760,051

Profit before income taxes				1,132,952

Provision for income tax	(102,586)	-	-	(102,586)

Net earnings				1,030,366

	Vehicles	Fashion Apparel	Corporate	Consolidated
2012
Total assets	$84,368,355	$129	$150	$84,368,634
Depreciation and amortization	1,644,930	-	-	1,644,930
Net capital expenditures	1,972,630	-	-	1,972,630

2011
Total assets	$64,387,753	$456	$150	$64,388,359
Depreciation and amortization	1,480,581	-	-	1,480,581
Net capital expenditures	2,380,938	-	-	2,380,938

Geographic Information

No geographical segment information is provided as the Company has only one geographical segment. The Company operates as a single reportable business segment with operations located in the People’s Republic of China (including Mainland China, Hong Kong and Macau). Sales were predominately made to customers located in the People’s Republic of China (including Mainland China, Hong Kong and Macau).

NOTE 12. RELATED PARTY TRANSACTIONS

The following is a summary of significant transactions among certain related parties and the Company during the three months and nine months ended September 30:

		Three months ended September 30,		Nine months ended September 30,
	Notes	2012	2011	2012	2011
Sales to:
- Affiliates	(a)	$11	$6,070	$5,953	$9,205

Purchases from:
- Affiliates	(a)	2,120	78,563	17,331	156,734

Management fee paid to:
- Affiliates	(b)	128,215	127,644	384,467	383,148

IT consultancy fee paid to:
- Affiliate	(b)	6,528	4,882	17,762	19,196

Notes:

(a)	The transactions were carried out at market price or, where no market price was available, at cost plus a percentage profit mark-up.

(b)	The transactions were carried out at terms agreed between both parties.

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

For the nine months ended September 30, 2011 and 2012, our new vehicles sales increased approximately $35 million or 33% from approximately $106 million to approximately $141 million, while the number of new vehicles sold increased 20% for the same period.  Used vehicles sales decreased approximately $0.2 million or 1.1% from approximately $19 million for the nine months ended September 30, 2011 to approximately $18.8 million over the same period of 2012.  The number of used vehicles sold increased by 1% over the same period in 2011.

In addition, for the nine months ended September 30, 2011 and 2012, we had gross revenues from maintenance repair services and the sale of automobile parts of $11.6 million and $14.2 million, respectively.

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

We believe that we have a strong brand mix of attractive automobiles to sell.  Given the exclusive nature and extremely limited production of Ferrari® and Maserati® automobiles, our customers are willing to place material deposits in advance in order to secure their new cars.  As of September 30, 2012, we had received customer deposits of approximately $19,206,000.  We sell all of our automobiles for the purchase price contracted for with the customer and do not finance any of the purchase price.  We retain no credit risk.  Luxury vehicle sales have historically fluctuated with local and national economic conditions, including consumer confidence, available consumer credit and product availability.  The primary risk in our business is the availability of customers with the financial capability to purchase the luxury vehicles we sell.

Our gross profit margin varies with our revenue mix.  The sale of used vehicles generally results in lower gross profit margins than new vehicle sales and sales of parts and service.  Due to the current demand for new vehicles we expect our overall gross profit margin to increase.  We continue to focus on expense controls, although, should sales volume decline or gross margins come under pressure, such efforts on our part may not keep pace with lower gross profits.  Operating results are generally subject to changes in the economic environment and seasonal variations.  We tend to generate more revenue and operating income in the second half of the calendar year than the first half.  Generally, seasonal variations in sales are caused by factors related to manufacturer production schedules, model changeovers and consumer buying patterns, among other things.  For the nine months ended September 30, 2012 our sales and revenue have increased as a reflection of the improvement in the economy in our markets.  As a result of the improved economy in our markets, our parts and service business have also grown substantially.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30

Results of operations - comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011:

SALES

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Total Sales		% of Total Sales	Total Sales		% of Total Sales
Sales
New vehicles	$141	M	81%	$106	M	77.6%
Used vehicles	$18.8	M	10.8%	$19	M	14%
Parts and services and others	$14.2	M	8.2%	$11.6	M	8.4%
Total	$174	M	100.0%	$136.6	M	100.0%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the nine months ended September 30, 2012 increased by approximately $37.4 million or 27.4% to approximately $174 million, compared with approximately $136.6 million over the same period of 2011.  The increase was primarily attributable to increased sales of new vehicles and sales of parts and services for vehicle maintenance and repair.

New vehicles sales increased approximately $35 million or 33% from approximately $106 million in the first nine months of 2011 to approximately $141 million in the same period of 2012, while the number of new vehicles sold increased 20% for the same period.  Used vehicles sales decreased approximately $0.2 million or 1.1% from approximately $19 million in first nine months of 2011 to approximately $18.8 million for the same period in 2012, while the quantity of used vehicles sold increased 1% for the same period.

Parts and services sales for the first nine months of 2012 increased by approximately $2.6 million, or 22.4%, to approximately $14.2 million compared with approximately $11.6 million for the same period of 2011.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari® and Maserati® cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the nine months ended September 30, 2012 increased to approximately $152 million from approximately $117.4 million for the same period of 2011, an increase of $34.6 million or 29.5%, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the nine months ended September 30, 2012 decreased by 1.4% to 12.6% from 14% in the same period of 2011.  Gross profit increased by approximately $2.8 million from approximately $19.1 million in the 2011 period to approximately $21.9 million for the nine months ended September 30, 2012.

Gross profit margin on sales of new vehicles for the nine months ended September 30, 2012 decreased by 2.2% to 8.6% from 10.8% for the same period of 2011.  Gross profit on sales of new vehicles increased by approximately $0.7 million, or 6.1%, from approximately $11.4 million in the same period of 2011 to approximately $12.1 million for the nine months ended September 30, 2012.

Gross profit margin on sales of used vehicles for the nine months ended September 30, 2012 decreased by 1.6% to 1.4% from 3% for the same period of 2011.  Gross profit on sales of used vehicles decreased by approximately $305,000 from approximately $568,000 for the same period of 2011 to approximately $263,000 for the nine months ended September 30, 2012.

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

SG&A for the nine months ended September 30, 2012 was approximately $19.8 million, compared to approximately $17.7 million for the same period of 2011. The $2.1 million increase in SG&A expenses was primarily due to increased rental expenses, sales commission and depreciation charges.

Our rent, rates and building management fees increased from approximately $3.5 million for the nine months ended September 30, 2011 to $4.3 million for the same period of 2012, an increase mainly caused by the rental of the new showroom. Our sales commissions increased from approximately $1.9 million for the nine months ended September 30, 2011 to $2.4 million for the same period of 2012, an increase mainly caused by the increase in new vehicles sales. Due to the capital expenditure investment in the new showroom, our depreciation charges increased from approximately $1,481,000 for the nine months ended September 30, 2011 to approximately $1,645,000 for the same period of 2012.

OTHER EXPENSES, NET

Other expenses for the nine months ended September 30, 2012 increased to approximately $417,000 from approximately $297,000 for the same period of 2011, a total increase of $120,000. The increase was primarily due to the net impact of an increase in other income and increase in interest expenses and other finance costs. Other income increased from approximately $793,000 for the nine months ended September 30, 2011 to approximately $1,455,000 for the same period of 2012. This was mainly due to the $548,000 dividend income received from the 1% equity owned long term investment. Interest expenses and other finance costs increased from approximately $1,090,000 for the nine months ended September 30, 2011 to approximately $1,872,000 for the same period of 2012. This was mainly due to the expansion of the new vehicles trading business especially in our Hong Kong and Nanjing dealerships.

Three Months Ended September 30

Results of operations - comparison of three months ended September 30, 2012 to three months ended September 30, 2011:

SALES

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Total Sales		% of Total Sales	Total Sales		% of Total Sales
Sales
New vehicles	$38.8	M	78.7%	$38.5	M	82.6%
Used vehicles	$6.1	M	12.4%	$4.7	M	10%
Parts and services and others	$4.4	M	8.9%	$3.4	M	7.4%
Total	$49.3	M	100.0%	$46.6	M	100.0%

Sales mainly consist of sales of new and used vehicles, and sales of parts and services for vehicle maintenance and repair.

Net sales for the three months ended September 30, 2012 increased by approximately $2.7 million or 5.8% to approximately $49.3 million, compared with approximately $46.6 million over the same period of 2011.  The increase was primarily attributable to increased sales of used vehicles and sales of parts and services for vehicle maintenance and repair.

New vehicles sales increased approximately $0.3 million or 0.8% from approximately $38.5 million in the third quarter of 2011 to approximately $38.8 million in the same period of 2012, while the number of new vehicles sold decreased 8% for the same period.  Used vehicles sales increased approximately $1.4 million or 29.8% from approximately $4.7 million in third quarter of 2011 to approximately $6.1 million for the same period in 2012, while the quantity of used vehicles sold increased 29% for the same period.

Parts and services sales for the third quarter of 2012 increased by approximately $1 million, or 29.4%, to approximately $4.4 million compared with approximately $3.4 million for the same period of 2011.  The increase in parts and service sales was mainly attributable to the increase of delivery of Ferrari® and Maserati® cars to customers during the last few years, for which our parts and services were used to carry out maintenance and repairs.

COST OF SALES

Cost of sales for the three months ended September 30, 2012 increased to approximately $42.7 million from approximately $40.7 million for the same period of 2011, an increase of $2 million or 5%, which was relatively consistent with the increase in Company’s revenues during the same period.

GROSS PROFIT

Gross profit margin for the three months ended September 30, 2012 increased by 0.7% to 13.3% from 12.6% in the same period of 2011.  Gross profit increased by approximately $0.6 million from approximately $5.9 million in the 2011 period to approximately $6.5 million for the three months ended September 30, 2012.

Gross profit margin on sales of new vehicles for the three months ended September 30, 2012 decreased by 0.5% to 9.4% from 9.9% for the same period of 2011.  Gross profit on sales of new vehicles decreased by approximately $0.2 million, or 5.3%, from approximately $3.8 million in the same period of 2011 to approximately $3.6 million for the three months ended September 30, 2012.

Gross profit margin on sales of used vehicles for the three months ended September 30, 2012 increased by 2.6% to 2% from negative 0.6% for the same period of 2011.  Gross profit on sales of used vehicles increased by approximately $145,000 from a gross loss of approximately $26,000 for the same period of 2011 to gross profit of approximately $119,000 for the three months ended September 30, 2012.

The increase in gross profit was mainly attributable to increased sales of parts and services which were positively impacted by the improvements in our capacity to service vehicles efficiently.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses or “SG&A” expenses includes salaries and related staffing expenses, facilities rent, rates and building management fees, legal, accounting and professional services fees, general corporate expenses and marketing expenses.

SG&A for the three months ended September 30, 2012 was approximately $6.2 million, compared to approximately $7 million for the same period of 2011. The approximate $0.8 million decrease in SG&A expenses was primarily due to net impact of decreased marketing expenses and increased rental expenses.

Our marketing expenses decreased from approximately $1.6 million for the three months ended September 30, 2011 to $0.7 million for the same period of 2012. The difference is mainly due to several promotion events held in the third quarter of 2011 in both Hong Kong and PRC. Our rent, rates and building management fees increased from approximately $1.4 million for the three months ended September 30, 2011 to $1.5 million for the same period of 2012, an increase mainly due to the rental of the new showroom.

OTHER EXPENSES, NET

Other expenses for the three months ended September 30, 2012 increased to approximately $382,000 from approximately $37,000 for the same period of 2011, a total increase of $345,000. The increase was primarily due to the increase in interest expenses and other finance costs. Interest expenses and other finance costs increased from approximately $373,000 for the three months ended September 30, 2011 to approximately $691,000 for the same period of 2012. This was mainly due to the expansion of the new vehicles trading business especially in our Hong Kong and Nanjing dealerships. Other income slightly decreased from approximately $336,000 for the three months ended September 30, 2011 to approximately $309,000 for the same period in 2012.

NONCONTROLLING INTERESTS

Noncontrolling interests for the periods presented represent outside ownership interests in subsidiaries that are consolidated with the parent for financial reporting purposes.

INCOME TAX

Income tax expenses increased to approximately $601,000 in the first nine months of 2012 from approximately $103,000 in the same period of 2011. The increase in tax expenses was mainly attributable to the profit generated from our Hong Kong dealership.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As indicated in the table below, at December 31, 2011 and September 30, 2012, we had approximately $15.9 million and $14.7 million of cash and cash equivalents, restricted cash respectively, and approximately $27 million and $34.8 million of debt, respectively.  Debt at September 30, 2012 was approximately $34,741,000 of short-term debt, comprised of approximately $23,726,000 in bank borrowings, approximately $11,015,000 in stocking loans and approximately $53,000 of long-term debt.  All of our stocking loans are provided by banks.  The increases in short-term debt have been used for general working capital purposes.

	2012	2011
	September 30	December 31
Total Debt	$34,794,031	$26,994,853
Less: Cash and cash Equivalents, Restricted cash	14,738,970	15,864,241
Net Debt	$20,055,061	$11,130,612

Cash and cash equivalents, restricted cash at September 30, 2012 totaled approximately $14.7 million, with cash flows from financing activities of approximately $8.7 million.  At December 31, 2011, cash and cash equivalents, restricted cash totaled approximately $15.9 million, with cash flows from financing activities of approximately $14.8 million.  We have sufficient liquidity to meet currently anticipated needs, including capital expenditures and working capital requirements.

Included in our current liabilities at September 30, 2012 of approximately $19.2 million were non-refundable customer deposits.  Our long term liquidity needs are met through funds generated from our normal course of operations, including the deposits placed in advance by our customers in order to secure their new car orders.  These deposits are recorded as income upon delivery of the car to and acceptance of the car by the customer.

Several of our assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  Working capital (defined as current assets minus liabilities) totaled $2,713,000 of current assets in excess of current liabilities at September 30, 2012 and $42,000 of current assets in excess of current liabilities at December 31, 2011.  The increase in working capital was due to our increased sales.

CASH FLOWS FROM OPERATING ACTIVITIES

Our operations utilizing cash resources of approximately $9,778,000 for the nine months ended September 30, 2012, compared to utilizing cash resources of approximately $10,352,000 for the same period in 2011, primarily as a net result of the following:

(i)	For the nine months ended September 30, 2012, cash flow generated by sales net of operating expenses increased by approximately $81,000 to approximately $2,773,000. The increase was primarily a result of the increased net earnings.

(ii)	For the nine months ended September 30, 2012, accounts receivable increased by approximately $701,000, primarily due to the increase in sale in the third quarter of 2012.

(iii)	For the nine months ended September 30, 2012, our inventory increased by approximately $10,553,000. The increase was consistent with increased delivery from the manufacturers of new vehicles which is consistent with our business growth.

(iv)	For the nine months ended September 30, 2012, the increase or decrease of various current operating assets and liabilities included in the aforementioned items resulted in an aggregate increase of cash outflow from operations of approximately $12,551,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2012, we expended net cash of approximately $106,000 in investing activities mainly for the increase in restricted cash to support the development of our vehicle sales business.  For the nine months ended September 30, 2011, we utilized approximately $5,464,000 for investing activities, mainly for acquisition of property and equipment and the increase in restricted cash to support the development of our vehicle sales business.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2012, we made new net drawdowns in borrowings amounting to approximately $8,656,000 and received approximately $857,000 in net advances from affiliates.  For the nine months ended September 30, 2011, we made new net drawdowns in borrowings amounting to approximately $8,356,000 and received approximately $1,201,000 in net advances from affiliates.  The advances from/to affiliates were made from/to entities that are under common management, where Mr. Richard Man Fai Lee, the Company’s Chairman, Chief Executive Officer and President, is the common director of the Company and the affiliates. These advances are non-interest-bearing.

WORKING CAPITAL REQUIREMENTS

Current assets exceeded current liabilities at September 30, 2012 by approximately $2,713,000 compared to current assets in excess of current liabilities at December 31, 2011 of approximately $42,000.  The ratio of our current assets to our current liabilities was 1.035 to 1 at September 30, 2012 and 1 to 1 at December 31, 2011.  At September 30, 2012, our current assets of approximately $79,232,000 included approximately $37,617,000 in inventory that was funded by our operating cash flow and trade finance facilities, all of which are provided by banks and may include letters of credit, invoice financing, trust receipt loans and stocking loans.  Our current liabilities of approximately $76,519,000 include non-refundable customer deposits.  Given the exclusive nature and extremely limited production of Ferrari® and Maserati® cars, our customers are willing to place material deposits in advance in order to secure their new car orders.  This resulted in customer deposits of approximately $19,206,000.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical.  In addition, you should refer to our accompanying condensed consolidated balance sheet as of September 30, 2012 and the condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011, and the related notes thereto, for further discussion of our accounting policies.

Trade receivables and provision for bad debts

Trade receivables, net of provision for bad debts, are concentrated with the receivables from customers.  We periodically record a provision for bad debts based on our evaluation of the collectability of trade receivables by assessing, among other factors, our customer’s willingness or ability to pay, repayment history, general economic conditions, and the ongoing relationship with our customers.  The total amount of this provision is determined by first identifying the receivables of customers that are considered to be a higher credit risk based on their current overdue accounts, difficulties in collecting from these customers in the past, and their overall financial condition to the extent such information is available.   For each of these customers, we estimate the extent to which the customer will be able to meet its financial obligation and record a provision that reduces our trade receivables for that customer to the amount that we reasonably believe will be collected.  Additional provisions may be required in the future if the financial condition of our customers or general economic conditions deteriorate, thereby reducing net earnings.  The uncertainties associated with these methods, assumptions and estimates, including the estimated provisions, have not had and are not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically our provisions for bad debts have been sufficient to cover actual credit losses, and we believe that the provisions recorded at the balance sheet dates are sufficient.  The allowance for doubtful accounts at September 30, 2012 was $69,584.  Provision for bad debts, if any, resulting from the abovementioned assessment, would be reflected in loss before non-controlling interest and income taxes in our Consolidated Statement of Operations.

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

Revenue recognition

Revenue consists of sales of new and used vehicles, vehicle maintenance and repair services, and sales of vehicle parts.  Sales from new vehicles are recognized as gross basis with First Registration Tax (“FRT”) (included in sales and cost of sales). FRT included in sales and cost of sales for the three months and nine months ended September 30, 2012 and 2011 was $12,294,696 and $11,428,549, $47,312,490 and $31,160,527 respectively.

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

Contingencies

From time to time, we are involved in disputes, litigation and other legal proceedings.  We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset was impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated.  The estimates affecting the Company’s loss contingency reserves can be affected by new claims filed after the balance sheet date with respect to events occurring prior to the balance sheet date and developments in pending litigation that may affect the outcome of the litigation.  As such, the Company is unable to make a reasonable estimate of the sensitivity to change of estimates affecting its litigation reserves.  As additional information becomes available, the Company assesses the potential liability related to the pending litigation and revises its estimates as appropriate. While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby actual losses may exceed estimated losses.  Currently, we have no outstanding legal proceedings or claims that require a loss contingency.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

This Item should be read in conjunction with Notes 8 and 9 to our Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2012.

Addison-Davis Litigation

On or about December 1, 2009, we were made aware that the Company had been named as a co-defendant in a state court action,   Addison-Davis Diagnostics, Inc. v. Edward W. Withrow, III, et al. , California Superior Court, Ventura County, Case No. 56-2009-00361702-CU-FR-VTA.  Formal service was effected on April 28, 2010.  In the action, the plaintiff, the former parent of the Company, alleged that the plaintiff’s former chief executive officer, with the assistance of certain other third parties, engaged in multiple fraudulent transactions involving the plaintiff and the plaintiff’s securities between 2004 and 2006.  As a result of such alleged conduct, the plaintiff alleged that the plaintiff’s former chief executive officer was able to fraudulently obtain shares of the plaintiff’s common stock and certain of the plaintiff’s assets.  The plaintiff alleged that as a result of such alleged conduct, the plaintiff was forced to seek bankruptcy protection in September, 2006.  In a hearing held May 14, 2010, the court granted certain parties’ motions to dismiss the plaintiff’s complaint with leave to the plaintiff to amend its complaint within 30 days.  The plaintiff filed a first amended complaint in June 2010, to which the Company brought a demurrer, which was sustained by the court with leave to amend.  The plaintiff then filed a second amended complaint on November 15, 2010.  In the second amended complaint, the plaintiff named the Company as a co-defendant in seven of the thirteen causes of action, including claims for fraud, negligent misrepresentation, conversion (two claims), constructive trust, unjust enrichment and an accounting.  The Company filed a demurrer challenging all claims asserted against it in the second amended complaint.  Pursuant to an order dated February 7, 2011, the court sustained the Company’s demurrer to the plaintiff’s second amended complaint on all counts, without leave to amend.  A judgment of dismissal was entered by the court on March 9, 2011.  On March 10, 2011, a notice of entry of judgment was served on all parties to the action.  Plaintiff had 60 days following service of the notice of entry of judgment to file a notice of appeal with the court.  That deadline passed without the Company being served with a timely notice of appeal.   As such, as to the Company, this action was fully resolved in the Company’s favor.

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

101+(**)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i)           Condensed Consolidated Balance Sheets (Unaudited)

(ii)          Condensed Consolidated Statements of Operations (Unaudited)

(iii)         Condensed Consolidated Statements of Cash Flows (Unaudited)

(iv)         Notes to Condensed Consolidated Financial Statements

 _______________________________

 (**)           Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this Report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011 and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.  Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and therefore is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PREMIUM LIFESTYLE ENTERPRISE, INC.,
a Nevada corporation

Date: November 14, 2012	By:	/s/ Richard Man Fai LEE
Richard Man Fai LEE
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Joseph Tik Tung WONG
Joseph Tik Tung WONG
Chief Financial Officer, Treasurer and Secretary

